Form 10-Q
period 2008-12-31
Axcan Intermediate Holdings Inc.
filed 2009-02-13
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Commission File Number 333-153896

AXCAN INTERMEDIATE HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3249870
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

22 Inverness Center Parkway	35242
Suite 310	(Zip Code)
Birmingham, AL
(Address of Principal Executive Offices)

(205) 991-8085
(Registrant’s telephone number, including area code)
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of February 10, 2009, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Axcan MidCo Inc.

AXCAN INTERMEDIATE HOLDINGS INC.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements other than statements of historical facts including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans, future industry growth and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “project,” “forecast,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Certain of the important factors that could cause actual results to differ materially from our expectations, or “cautionary statements,” include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, “Risk Factors” in Item 1A of Part II of this Quarterly Report, as well as elsewhere in this Quarterly Report on Form 10-Q.

We caution you not to place undue reliance on any forward-looking statements and we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)

	Successor	Successor
	December 31, 2008	September 30, 2008
	(unaudited)

Assets	$	$
Current assets
Cash and cash equivalents	90,481	56,105
Accounts receivable, net	51,095	42,513
Accounts receivable from the parent company (Note 14)	1,700	987
Income taxes receivable	8,043	17,743
Inventories (Note 4)	34,714	37,671
Prepaid expenses and deposits	3,296	3,347
Deferred income taxes	23,724	18,614
Total current assets	213,053	176,980
Property, plant and equipment, net (Note 5)	33,794	34,675
Intangible assets, net (Note 6)	517,091	528,376
Goodwill	165,008	165,014
Other long-term assets	-	449
Deferred debt issue expenses, net of accumulated amortization of $5,443 ($4,201 as at Sep. 30, 2008)	29,137	30,378
Deferred income taxes	9,461	8,940
Total assets	967,544	944,812
Liabilities
Current liabilities
Accounts payable and accrued liabilities	87,864	78,667
Income taxes payable (Note 10)	4,837	7,653
Installments on long-term debt	12,031	10,938
Deferred income taxes	3,607	2,042
Total current liabilities	108,339	99,300
Long-term debt (Note 8)	608,444	611,246
Other long-term liabilities	8,857	1,242
Deferred income taxes	65,293	67,354
Total liabilities	790,933	779,142
Shareholders’ Equity
Capital Stock
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as at December 31, 2008 and September 30, 2008	1	1
Deficit	(284,131)	(289,264)
9.05% Note receivable from the parent company (Note 14)	(133,154)	(133,154)
Additional paid-in capital	617,476	617,255
Accumulated other comprehensive loss	(23,581)	(29,168)
Total shareholders’ equity	176,611	165,670
Total liabilities and shareholders’ equity	967,544	944,812
The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Statements of Operations

(in thousands of U.S. dollars)
(unaudited)

	Successor	Predecessor
	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
	$	$
Revenue	104,108	92,890
Cost of goods sold (a)	25,454	22,431
Selling and administrative expenses (a) (Note 9)	32,168	32,593
Research and development expenses (a)	7,050	5,490
Depreciation and amortization	14,473	5,927
Total operating expenses	79,145	66,441
Operating income	24,963	26,449
Financial expenses (Note 9)	19,325	215
Interest income	(223)	(3,647)
Loss(gain) on foreign currency	130	(47)
Total other expense (income)	19,232	(3,479)
Income before income taxes	5,731	29,928
Income tax expense	598	7,600
Net income	5,133	22,328

(a) Excluding depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands of U.S. dollars, except share related data)
(unaudited)

	Successor	Predecessor
	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
Common shares (number)
Balance, beginning of period	100	55,359,652
Shares issued pursuant to the stock incentive plans for cash	-	14,909
Balance, end of period	100	55,374,561
	$	$
Common shares
Balance, beginning of period	1	395,888
Stock-based compensation on exercised options	-	37
Shares issued pursuant to the stock incentive plans for cash	-	190
Balance, end of period	1	396,115
Retained earnings (deficit)
Balance, beginning of period	(289,264)	249,371
Net income	5,133	22,328
Balance, end of period	(284,131)	271,699
Additional paid-in capital
Balance, beginning of period	617,255	9,089
Stock-based compensation expense	1,330	1,019
Stock-based compensation on exercised options	-	(37)
Foreign currency translation adjustments	(47)	-
Income tax deductions on stock options exercise	-	33
Interest receivable from the parent company	(3,037)	-
Interest income from the parent company, net of taxes of $1,063	1,975	-
Balance, end of period	617,476	10,104
9.05% Note receivable from the parent company
Balance, beginning and end of period	(133,154)	-
Accumulated other comprehensive income (loss)
Balance, beginning of period	(29,168)	35,849
Hedging contracts adjustments, net of taxes of $130	(242)	-
Foreign currency translation adjustments	5,829	4,961
Balance, end of period	(23,581)	40,810
Total shareholders' equity	176,611	718,728
Comprehensive income
Other comprehensive income	5,587	4,961
Net income	5,133	22,328
Total comprehensive income	10,720	27,289

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)
(unaudited)

	Successor	Predecessor
	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
	$	$
Operating activities
Net income	5,133	22,328
Non-cash items
Non-cash financial expenses	1,758	-
Depreciation and amortization	14,473	5,927
Stock-based compensation expense	1,330	1,019
Loss on disposal and write-down of assets	11	-
Foreign currency fluctuations	(1,638)	(5)
Change in fair value of hedge	897	-
Deferred income taxes	1,325	(249)
Changes in working capital items
Accounts receivable	(9,032)	(5,891)
Accounts receivable from the parent company	(713)	-
Income taxes receivable	9,744	(3,003)
Inventories	1,875	(3,050)
Prepaid expenses and deposits	(2)	(784)
Accounts payable and accrued liabilities	12,167	(3,527)
Income taxes payable	1,653	(2,567)
Cash flows from operating activities	38,981	10,198
Investing activities
Disposal of short-term investments	-	123,758
Acquisition of property, plant and equipment	(1,298)	(3,184)
Acquisition of intangible assets	(10)	-
Cash flows from investing activities	(1,308)	120,574
Financing activities
Repayment of long-term debt	(2,188)	(132)
Issue of shares	-	190
Cash flows from financing activities	(2,188)	58
Foreign exchange gain (loss) on cash held in foreign currencies	(1,109)	396
Net increase in cash and cash equivalents	34,376	131,226
Cash and cash equivalents, beginning of period	56,105	179,672
Cash and cash equivalents, end of period	90,481	310,898
Additional information
Interest received	249	2,913
Interest paid	3,137	7
Income taxes received	16,761	-
Income taxes paid	4,401	12,898

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

1.       Governing Statutes, Description of Business and Basis of Presentation

Axcan Intermediate Holdings Inc., a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware and its subsidiaries (together the “Company” or the “Successor”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary, of all of the outstanding common shares of Axcan Pharma Inc. (the “February 2008 transaction”) a company incorporated under the Canada Business Corporation Act (the “Predecessor”). The Company is involved in the research, development, production and distribution of pharmaceutical products mainly in the field of gastroenterology. Prior to the February 2008 transaction, Axcan Intermediate Holdings Inc. had no independent operations or assets. Accordingly, the financial information is presented separately for the period prior to the completion of the February 2008 transaction and the period after the completion of the February 2008 transaction, which relate to the accounting periods preceding and succeeding the completion of the February 2008 transaction. The financial information presented for the Predecessor is the financial information for Axcan Pharma Inc. and its consolidated subsidiaries and the financial information presented for the Successor is the financial information for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries. The financial information as of December 31, 2008 and for the Successor’s period are not comparable to the financial information of the Predecessor because of the new basis of accounting resulting from the February 2008 transaction. The results of operations for the Predecessor period and the Successor period should not be considered representative of the Company’s future results of operations.

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are presented in U.S. dollars, the reporting currency.

2.       Significant  Accounting Policies

The accompanying unaudited financial statements are prepared in accordance with U.S. GAAP for interim financial statements and do not include all the information required for complete financial statements. They are consistent with the policies outlined in the Company’s audited financial statements for the fiscal year ended September 30, 2008. The interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2008. When necessary, the financial statements include amounts based on informed estimates and best judgment of management. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

Deferred debt issue expenses

The Company paid approximately $31,400,000 in financing costs in connection with the issuance of a senior unsecured interim loan (the "Bridge Financing" as described in Note 8), the Credit Facility (as described in Note 8) and the Senior Secured Notes (as described in Note 8) on February 25, 2008. These expenditures have been deferred and are included in Deferred debt issue expenses on the consolidated balance sheets. These financing costs are being expensed over the terms of the respective debt using the effective interest method.

The Company paid an additional $3,200,000 in financing costs in connection with the repayment of the Bridge Financing and the issuance of Senior Unsecured Notes (as described in Note 8) on May 6, 2008. These expenditures have also been deferred and are included in Deferred debt issue expenses on the consolidated balance sheets. These deferred debt issue expenses, along with the remaining unamortized Deferred debt issue expenses related to the Bridge Financing are being expensed over the term of the Senior Unsecured Notes using the effective interest method.

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

3.       Recently Issued Accounting Standards

In November 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of provisions of EITF 08-7 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No.142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S.GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of the provisions of this FSP on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No.161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of the provisions of SFAS No. 161 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R) expands the definition of a business combination and requires the acquisition method of accounting to be used for all business combinations and an acquirer to be identified for each business combination. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) establishes requirements in the recognition of acquisition costs, restructuring costs and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will apply the principles set forth in SFAS No. 141 (R) for future acquisitions.

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
(unaudited)

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

In June 2007, the EITF reached a consensus on Issue No. 07-3, “Accounting for Non-refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” As a result of this consensus, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The adoption of this consensus did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option at the effective date (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning after November 15, 2007. The Company chose not to elect the fair value option for its financial assets and liabilities upon adoption. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements and is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), that deferred the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS No. 157 in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company has adopted SFAS 157 in accordance with FSP 157-2 and FSP 157-3. The adoption of SFAS 157 for financial assets and liabilities carried at fair value did not have a material impact on its consolidated financial statements (see Note 12).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

4.       Inventories

	Successor	Successor
	December 31, 2008	September 30, 2008
	$	$
Raw material and packaging material	8,941	8,177
Work in progress	2,121	1,867
Finished goods	23,652	27,627
	34,714	37,671

5.       Property, Plant and Equipment

	Successor
		December 31, 2008
	Cost	Accumulated depreciation	Net
	$	$
Land	2,251	-	2,251
Buildings	21,135	1,630	19,505
Furniture and equipment	5,585	1,161	4,424
Computer equipment	10,017	2,410	7,607
Leasehold and building improvements	9	2	7
	38,997	5,203	33,794

	Successor
		September 30, 2008
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,257	-	2,257
Buildings	21,066	1,213	19,853
Furniture and equipment	5,471	936	4,535
Automotive equipment	9	9	-
Computer equipment	9,739	1,716	8,023
Leasehold and building improvements	9	2	7
	38,551	3,876	34,675

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

6.       Intangible Assets

			Successor
		December 31, 2008
	Cost	Accumulated amortization	Net
	$	$	$

Trademarks, trademark licenses and manufacturing rights with a finite life	561,153	44,062	517,091

			Successor
		September 30, 2008
	Cost	Accumulated amortization	Net
	$	$	$

Trademarks, trademark licenses and manufacturing rights with a finite life	559,146	30,770	528,376

7.       Segmented Information

The Company operates in a single field of activity, the pharmaceutical industry.

The Company operates in the following geographic areas:

	Successor	Predecessor
	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
	$	$
Revenue
United States
Domestic sales	78,096	63,994
Foreign sales	1,069	1,200
Canada
Domestic sales	8,773	9,508
Foreign sales	47	-
European Union
Domestic sales	13,584	15,866
Foreign sales	2,355	2,309
Other	184	13
	104,108	92,890

Revenue is attributed to geographic areas based on the country of origin of the sales.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

7.       Segmented Information (continued)

	Successor	Successor
	December 31, 2008	September 30, 2008
	$	$
Property, plant, equipment and intangible assets
Canada	363,172	352,974
United States	103,017	106,526
European Union	84,558	86,751
Other	138	16,800
	550,885	563,051

	Successor	Successor
	December 31, 2008	September 30, 2008
	$	$
Goodwill
Canada	61,680	61,548
United States	91,400	91,400
European Union	11,928	12,066
	165,008	165,014

8.       Long-term Debt

	Successor	Successor
	December 31, 2008	September 30, 2008
	$	$
Senior notes secured by substantially all of the present and future assets of the Company, bearing interest at 9.25% and maturing in March 2015	225,460	225,360

Term loans of $175,000,000, bearing interest at the three-month British Banker Association LIBOR (1.46% as at December 31, 2008 and 3.76% as at September 30, 2008), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, subject to interest swap agreements on a $115,000,000 portion of the loans, whereby the variable portion of the interest rate is hedged at a fixed interest rate of 2.71%, payable in quarterly installments, maturing in February 2014
	162,544	164,400
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	232,471	232,424
	620,475	622,184
Installments due within one year	12,031	10,938
	608,444	611,246

On February 25, 2008, the Company obtained various types of financing in connection with the acquisition of the common shares of Axcan Pharma Inc. The Company issued $228,000,000 aggregate principal amount of its 9.25% senior secured notes due March 1, 2015 (the "Senior Secured Notes"). The Senior Secured Notes were priced at $0.98737 with a yield to maturity of 10%. The Senior Secured Notes rank pari passu with the Credit Facility.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

8.       Long-term Debt (continued)

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

The Company also obtained a credit facility for a total amount of $290,000,000 composed of term loans totaling $175,000,000 and of a revolving credit facility of $115,000,000 ("Credit Facility"). The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the three-month British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at December 31, 2008, $175,000,000 of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swap. On February 25, 2008, the Company entered into interest swap agreements whereby the variable portion of the interest rate, which is based on the three-month British Banker Association LIBOR, was hedged at a fixed interest rate of 2.71% on a notional amount of $115,000,000. The Credit Facility requires the Company to meet certain financial covenants, which were met as at December 31, 2008. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of their events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ended September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility), and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions.

On February 25, 2008, as part of the acquisition financing, the Company also obtained $235,000,000 in financing under a senior unsecured bridge facility (the “Bridge Financing”) maturing on February 25, 2009. On May 6, 2008, the Bridge Financing was refinanced on a long-term basis, by repaying the bridge facility with the proceeds from the sale by the Company of $235,000,000 aggregate principal amount of its 12.75% senior unsecured notes due March 1, 2016 (the "Senior Unsecured Notes"). The Senior Unsecured Notes were priced at $0.9884 with a yield to maturity of 13.16%. The Senior Unsecured Notes are subordinated to the Credit Facility and Senior Secured Notes.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

8.       Long-term Debt (continued)

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

Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$

2009	12,031
2010	13,125
2011	16,406
2012	20,781
2013	80,938
Thereafter	488,132
631,413
Unamortized original issuance discount	10,938
620,475

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

9.      Financial Information Included in the Consolidated Operations

a)	Financial expenses

	Successor	Predecessor
	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
	$	$

Interest on long-term debt (including amortization of original issuance discount of $516)	16,576	7
Interest and bank charges	438	30
Change in fair value of hedge	897
Financing fees	172	172
Amortization of deferred debt issue expenses	1,242	6
	19,325	215

b)	Other information

	Successor	Predecessor
	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
	$	$
Rental expenses	626	641
Shipping and handling expenses	2,541	1,236
Advertizing expenses	3,632	2,880
Depreciation of property, plant and equipment	1,367	1,546
Amortization of intangible assets	13,106	4,381
Stock-based compensation expense	1,330	1,019
Transaction and integration costs	1,096	2,807

c)	Employee benefit plan

A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. During the three-month period ended December 31, 2008, the Company charged to operations contributions to the plan totaling $96,457 ($144,617 for the three-month period ended December 31, 2007 for the Predecessor).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

10.           Uncertain Tax Positions

Effective October 1, 2007, the Predecessor adopted the provisions of FASB Interpretation (“FIN”) No. 48. “Accounting for Uncertainty in income taxes, an interpretation of FASB Statement No.109”. Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities The adoption of the provisions of FIN No. 48 did not have a material impact on the Company’s consolidated financial position and results of operations, and a cumulative effect adjustment to the opening balance of retained earnings was not necessary. As at September 30, 2008, the company had unrecognized tax benefits of $10,446,000 of which $9,666,000 would be treated as a reduction of goodwill if subsequently recognized. As at December 31, 2008, the Company had unrecognized tax benefits of $9,563,000 of which $8,775,000 would be treated as a reduction of goodwill and $788,000 would favorably impact the Company’s effective tax rate if subsequently recognized.

The following table presents a summary of the changes to unrecognized tax benefits:

	Successor	Predecessor
	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
	$	$
Balance, beginning of period	10,446	1,257
Additions based on tax positions related to the current year	8	-
Additions for tax positions of prior years	394	-
Reductions for tax positions of prior years	(1,285)	(352)
Balance, end of period	9,563	905

The Predecessor has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at October 1, 2007, the Predecessor had accrued $43,587 for interest relating to income tax matters. As at December 31, 2008, the company had accrued $54,483 for interest relating to income tax matters.

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

The Company and its U.S. subsidiaries will file as members of a U.S. consolidated tax return, of which Axcan Holdings Inc. is the parent, under a proposed tax allocation agreement, which will be executed for the fiscal year ended September 30, 2009, and will be finalized in conjunction with the filing of the tax return. Axcan Holdings Inc. allocated income tax expenses or credits based upon the pro rata contribution of taxable income or losses, which generally results in reporting income taxes as though the Company filed a separate tax return.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

11.           Stock Incentive Plans

Management equity incentive plan

In April 2008, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “MEIP Plan”), pursuant to which the parent company will grant options to selected employees and directors of the Company. The MEIP Plan provides that a maximum of 3,833,307 shares of common stock of the parent company are issuable pursuant to the exercise of options. The per share purchase price cannot be less than the fair value of the share of common stock of the parent company at the grant date and the option expires no later than ten years from the date of grant. Vesting of these stock options is split into 3 categories: 1) time-based options: 50% of option grants generally vest ratably over 5 years and with a fixed exercise price equal to the fair value of common stock of the parent company on grant date, 2) premium options: 25% of stock option grants with an exercise price initially equal to the fair value of common stock on grant date that will increase by 10% each year, and generally vesting ratably over 5 years, and 3) performance-based options: 25% of stock option grants with a fixed exercise price equal to the fair value of common stock on grant date which vest upon the occurrence of a liquidity event (as defined under the terms of the MEIP Plan) based on the achievement of return targets calculated based on the return received by majority shareholders from the liquidity event. While the time-based options and the premium options will be expensed over the requisite service period, the performance-based options will not be expensed until the occurrence of the liquidity event.

Special equity grant

In April 2008, the Company's indirect parent company approved the restricted stock unit grant agreement and the penny option grant agreement (collectively “Equity Grant Agreements”) pursuant to which a onetime grant of equity based award of either restricted stock units (“RSUs”) or options to purchase shares of common stock of the parent company for a penny (“Penny Options”) was made to certain employees of the Company. A maximum of 1,343,348 shares of common stock of the parent company are issuable with respect to the special grants. As a result of the option to allow the recipients elect to have an amount withheld that is in excess of the required minimum withholding under the current tax law, the special grants will be accounted for as a liability awards. As a liability award, the fair value on which expense is based is remeasured each period based on the current stock price and final expense is based on the fair value of the shares on the date the award is settled. The RSUs and Penny Options expire no later than four years and ten years from the date of grant. One third of the granted RSUs and Penny Options vested immediately on date of grant and the remainder shall vest in equal portions on August 25, 2009 and 2010.

The carrying value of an RSU or Penny Option is always equal to the fair value of one common share of the parent company. The RSUs and Penny Options entitle the holders to receive common shares of the parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10 each, equal to the share price at the date of grant. As at December 31, 2008, there were 1,306,640 outstanding RSUs and Penny Options (1,309,909 as at September 30, 2008) of which 436,636 (436,636 as at September 30, 2008) were vested.

Annual grant

In June 2008, the Company’s indirect parent company adopted a Long Term Incentive Plan (the “LTIP”), pursuant to which the parent company is expected to grant annual awards to certain employees of the Company (the “participants”). The value of an award is initially based on the participant’s pay grade and base salary, and is subsequently adjusted based on the outcome of certain performance conditions relating to the fiscal year. Each award that vests is ultimately settleable, at the option of the participant, in cash or in parent company common stock of equivalent value.  The awards vest (i) upon the occurrence of a liquidity event (as defined under the terms of the LTIP), and (ii) in varying percentages based on the level of return realized by majority shareholders as a result of the liquidity event.

The awards granted under this LTIP are classified as liabilities in accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”, since the award is for a fixed amount of value that can be settled, at the option of the participant, in (i) cash, or (ii) a variable number of parent company common stock of equivalent value.

The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable at the balance sheet date, the value of the award expensed by the Company would range between $2,910,373 and $3,492,448 depending on the level of return expected to be realized by the majority shareholders.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

12.           Fair Value Measurements

Effective October 1, 2008, the Company adopted the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are unobservable and significant to the overall fair value measurement.

If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized below:

Successor
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
	$	$	$	$
Liabilities
Derivative Financial Instruments	-	820	-	820

Derivative financial instruments consist of interest rate swap agreements as more fully described in Note 13, and are measured at fair value based on observable market interest rate curves as of the measurement date.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

13.           Financial Instruments

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

Through the quarters ended March 31, 2008 and June 30, 2008, the Company’s two interest rate swaps were designated as effective hedges of cash flows as defined by SFAS 133. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates, and a realignment of our LIBOR rate election on our debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting under SFAS 133. On December 1, 2008, the Company redesignated its $50,000,000 notional interest rate swap that matures in February 2010 as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship.

At December 31, 2008, derivatives with a fair value of ($800,000) were included in other liabilities. No hedge ineffectiveness on cash flow hedges was recognized during the fiscal quarter ended December 31, 2008.

For the fiscal quarter ended December 31, 2008, the change in net unrealized gains/losses on derivatives designated as cash flow hedges reported in the consolidated statements of changes in shareholders’ equity and comprehensive income was a $400,000 loss. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $100,000 of net unrealized gains from accumulated other comprehensive income to interest expense during the fiscal quarter ended December 31, 2008.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects that $100,000 will be reclassified as a decrease to interest expense over the next 12 months.

For the fiscal quarter ended December 31, 2008, the change in fair value of derivatives not designated as hedges of $900,000 was included in financial expenses.

Currency risk

The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. As of December 31, 2008, the financial assets totaling $142,862,094 ($98,871,814 as of September 30, 2008) include cash and cash equivalents and accounts receivable for CAN$4,484,468 and 14,775,613 Euros respectively (CAN$686,704 and 16,720,635 Euros as of September 30, 2008). As of December 31, 2008, the financial liabilities totaling $708,338,601 ($700,851,028 as of September 30, 2008) include accounts payable and accrued liabilities and long-term debt of CAN$11,327,849 and 8,716,517 Euros respectively (CAN$13,418,871 and 8,199,430 Euros as of September 30, 2008).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

13.	Financial Instruments (continued)

Fair value of the financial instruments on the balance sheet

The estimated fair value of the financial instruments is as follows:

	Successor		Successor
	December 31, 2008		September 30, 2008
	Fair value	Carrying amount	Fair value	Carrying amount
	$	$	$	$
Assets
Cash and cash equivalents	90,481	90,481	56,105	56,105
Accounts receivable from the parent company	1,700	1,700	987	987
Accounts receivable, net	50,681	50,681	41,780	41,780
Liabilities
Accounts payable and accrued liabilities	87,864	87,864	78,667	78,667
Long-term debt	564,050	620,475	614,862	622,184

The following methods and assumptions were used to calculate the estimated fair value of the financial instruments on the balance sheet.

a)	Financial instruments valued at carrying amount

The estimated fair value of certain financial instruments shown on the consolidated balance sheet is equivalent to their carrying amount because they are realizable in the short-term or because their carrying amount approximates the fair value. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

b)	Long-term debt

The fair value of the fixed long-term debt has been established according to market prices obtained from a large U.S. financial institution. The fair value of the term loan is estimated to be equal to book value mainly due to the variable nature of its interest rate.

14.	Related Party Transactions

As at December 31, 2008 and September 30, 2008, the Company had a note receivable from its parent company amounting to $133,154,405. During the three-month period ended December 31, 2008, the Company has earned interest income amounting to $1,974,297 net of taxes amounting to $1,063,083 and has a related interest receivable from the parent company amounting to $6,066,460 ($3,029,081 as at September 30, 2008) which have been recorded in the shareholders’ equity section of the consolidated balance sheet. The Company also recorded an account receivable from the parent company amounting to $1,699,828 ($986,760 as at September 30, 2008).

During the three-month period ended December 31, 2008, the Company paid fees to a controlling shareholding company amounting to $812,599. These fees were accounted as selling and administrative expenses for $106,579 and other payments of $706,020 were recorded in the account receivable from the parent company. As at December 31, 2008, the Company accrued fees payable to a shareholding company amounting to $55,951 ($872,800 as at September 30, 2008).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

15.	Condensed Consolidating Financial Information

As of December 31, 2008, the Company had outstanding $228,000,000 aggregate principal amount of the Senior Secured Notes. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors as at December 31, 2008 (Successor) and September 30, 2008 (Successor), the condensed consolidating statements of operations for the three-month period ended December 31, 2008 (Successor) and three-month period ended December 31, 2007 (Predecessor), and the condensed consolidating statement of cash flows for the three-month period ended December 31, 2008 (Successor) and the three-month period ended December 31, 2007 (Predecessor).

Condensed Consolidating Balance Sheet as of December 31, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	533	76,702	13,246	-	90,481
Accounts receivable, net	-	35,050	16,045	-	51,095
Short-term portion of intercompany advances	17,288	1,947	40,498	(58,033)	1,700
Income taxes receivable	4,717	734	2,592	-	8,043
Inventories	-	29,919	4,645	150	34,714
Prepaid expenses and deposits	-	2,872	424	-	3,296
Deferred income taxes	-	23,228	496	-	23,724
Total current assets	22,538	170,452	77,946	(57,883)	213,053
Property, plant and equipment, net	-	24,593	9,201	-	33,794
Intangible assets	-	441,596	75,495	-	517,091
Investment in subsidiaries	(255,742)	737,416	-	(481,674)	-
Intercompany advances	896,758	78,930	654,914	(1,630,602)	-
Goodwill	-	153,080	11,928	-	165,008
Deferred debt issue expense	25,631	3,506	-	-	29,137
Deferred income taxes	16,771	(18,074)	10,764	-	9,461
Total assets	705,956	1,591,499	840,248	(2,170,159)	967,544
Liabilities
Current liabilities
Accounts payable and accrued liabilities	17,667	58,479	11,718	-	87,864
Income taxes payable	7,267	(4,626)	2,196	-	4,837
Installments on long-term debt	5,069	6,962	-	-	12,031
Short-term portion of intercompany advances	421	55,613	1,999	(58,033)	-
Deferred income taxes	3,029	3,610	(3,032)	-	3,607
Total current liabilities	33,453	120,038	12,881	(58,033)	108,339
Long-term debt	521,330	87,114	-	-	608,444
Intercompany advances	8,379	1,534,186	88,037	(1,630,602)	-
Other long-term liabilities	1,593	7,264	-	-	8,857
Deferred income taxes	(35,410)	95,967	4,736	-	65,293

Total liabilities	529,345	1,844,569	105,654	(1,688,635)	790,933
Shareholders’ Equity
Capital stock	1	21,020	746,640	(767,660)	1
Retained earnings (deficit)	(284,131)	(271,904)	17,028	254,876	(284,131)
9.05% note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	617,476	3,234	368	(3,602)	617,476
Accumulated other comprehensive loss	(23,581)	(5,420)	(29,442)	34,862	(23,581)
Total shareholders’ equity	176,611	(253,070)	734,594	(481,524)	176,611
Total liabilities and shareholders’ equity	705,956	1,591,499	840,248	(2,170,159)	967,544

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

15.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Balance Sheet as of September 30, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	21	26,181	29,903	-	56,105
Accounts receivable, net	-	29,613	12,900	-	42,513
Accounts receivable from the parent company	5,803	29,712	30,305	(64,833)	987
Income taxes receivable	-	15,841	1,902	-	17,743
Inventories	-	30,376	7,433	(138)	37,671
Prepaid expenses and deposits	-	2,679	668	-	3,347
Deferred income taxes	-	18,258	336	20	18,614
Total current assets	5,824	152,660	83,447	(64,951)	176,980
Intercompany advances	898,816	32,878	671,702	(1,603,396)	-
Property, plant and equipment, net	-	25,097	9,578	-	34,675
Intangible assets net	-	434,403	93,973	-	528,376
Investments in subsidiaries	(247,787)	863,676	-	(615,889)	-
Goodwill	-	152,948	12,066	-	165,014
Other long-term assets	192	257	-	-	449
Deferred debt issue expense, net	26,714	3,664	-	-	30,378
Deferred income taxes	21,716	(22,652)	9,876	-	8,940
Total assets	705,475	1,642,931	880,642	(2,284,236)	944,812
Liabilities
Current liabilities
Accounts payable and accrued liabilities	7,188	118,273	18,828	(65,622)	78,667
Income taxes payable	318	6,345	990	-	7,653
Installments on long-term debt	4,609	6,329	-	-	10,938
Deferred income taxes	-	1,611	431	-	2,042
Total current liabilities	12,115	132,558	20,249	(65,622)	99,300
Long-term debt	522,384	88,862	-	-	611,246
Other long-term liabilities	-	1,242	-	-	1,242
Intercompany advances	-	1,590,988	12,408	(1,603,396)	-
Deferred income taxes	5,306	60,389	1,659	-	67,354
Total liabilities	539,805	1,874,039	34,316	(1,669,018)	779,142
Shareholders’ Equity
Capital stock
Common shares	1	98,459	875,682	(974,141)	1
Retained earnings (deficit)	(289,264)	(248,703)	2,533	246,170	(289,264)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	617,255	1,975	297	(2,272)	617,255
Accumulated other comprehensive loss	(29,168)	(82,839)	(32,186)	115,025	(29,168)
Total shareholders’ equity	165,670	(231,108)	846,326	(615,218)	165,670
Total liabilities and shareholders’ equity	705,475	1,642,931	880,642	(2,284,236)	944,812

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

15.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the three-month period ended December 31, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	87,984	17,450	(1,326)	104,108
Cost of goods sold	-	17,929	8,599	(1,074)	25,454
Selling and administrative expenses	1,462	23,238	7,468	-	32,168
Research and development expenses	-	6,868	182	-	7,050
Depreciation and amortization	-	12,943	1,530	-	14,473
	1,462	60,978	17,779	(1,074)	79,145
Operating income (loss)	(1,462)	27,006	(329)	(252)	24,963
Financial expenses	16,136	32,770	1,682	(31,263)	19,325
Interest income	(16,810)	(155)	(14,521)	31,263	(223)
Loss on foreign currency	-	29	101	-	130
	(674)	32,644	(12,738)	-	19,232
Income (loss) before income taxes	(788)	(5,638)	12,409	(252)	5,731
Income taxes (benefit)	(29,122)	31,806	(2,086)	-	598
Equity in earnings (loss) in subsidiaries	(23,201)	14,243	-	8,958	-
Net income (loss)	5,133	(23,201)	14,495	8,706	5,133

Condensed Consolidating Operations for the three-month period ended December 31, 2007 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	74,702	25,326	(7,138)	92,890
Cost of goods sold	-	16,056	7,132	(757)	22,431
Selling and administrative expenses	-	25,070	7,523	-	32,593
Research and development expenses	-	4,639	851	-	5,490
Depreciation and amortization	-	1,840	4,087	-	5,927
	-	47,605	19,593	(757)	66,441
Operating income	-	27,097	5,733	(6,381)	26,449
Financial expenses	-	2,068	22	(1,875)	215
Interest income	-	(3,430)	(2,092)	1,875	(3,647)
Gain on foreign currency	-	(47)	-	-	(47)
	-	(1,409)	(2,070)	-	(3,479)
Income before income taxes	-	28,506	7,803	(6,381)	29,928
Income taxes (benefit)	-	8,006	(406)	-	7,600
Equity in earnings in subsidiaries	-	1,828	-	(1,828)	-
Net income	-	22,328	8,209	(8,209)	22,328

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

15.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash Flows for the three-month period ended December 31, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$
Operating activities
Cash flows from operating activities	(8,814)	155,816	(108,021)	-	38,981
Investing activities
Acquisition of property, plant and equipment	-	(1,097)	(201)	-	(1,298)
Acquisition of intangible assets	-	-	(10)	-	(10)
Intercompany advances	2,058	(46,050)	16,784	27,208	-
Cash flows from investing activities	2,058	(47,147)	16,573	27,208	(1,308)
Financing activities
Repayment of long-term debt	(1,111)	(1,077)	-	-	(2,188)
Intercompany advances	8,379	(56,800)	75,629	(27,208)	-
Cash flows from the financing activities	7,268	(57,877)	75,629	(27,208)	(2,188)
Foreign exchange gain on cash held in foreign currencies	-	(271)	(838)		(1,109)
Net increase in cash and cash equivalents	512	50,521	(16,657)	-	34,376
Cash and cash equivalents, beginning of period	21	26,181	29,903	-	56,105
Cash and cash equivalents, end of period	533	76,702	13,246	-	90,481

Condensed Consolidating Cash Flows for the three-month period ended December 31, 2007 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$
Operating activities
Cash flows from operating activities	-	16,806	(6,608)	-	10,198
Investing activities
Disposal of short-term investments		123,758	-	-	123,758
Acquisition of property, plant and equipment		(2,340)	(844)	-	(3,184)
Cash flows from investing activities	-	121,418	(844)	-	120,574
Financing activities
Repayment of long-term debt	-	(58)	(74)	-	(132)
Issue of shares	-	190	-	-	190
Cash flows from the financing activities	-	132	(74)	-	58

Foreign exchange gain on cash held in foreign currencies	-	19	377	-	396
Net increase in cash and cash equivalents		138,375	(7,149)	-	131,226
Cash and cash equivalents, beginning of period	-	150,856	28,816	-	179,672
Cash and cash equivalents, end of period	-	289,231	21,667	-	310,898

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this Quarterly Report.  The results of operations for the quarter ended December 31, 2008 reflect the results of operations for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries (the Successor) and the results of operations for the quarter ended December 31, 2007 reflect the results of operations for Axcan Pharma Inc. and its consolidated subsidiaries (the Predecessor).

Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “Axcan,” “company,” “we,” “us” and “our” refer (i) for periods prior to the consummation of the February 2008 Transactions (as defined in this section), to Axcan Pharma Inc. and its consolidated subsidiaries and (ii) for periods following the consummation of the February 2008 Transactions, to Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

OVERVIEW

Our Business

We are a leading specialty pharmaceutical company concentrating in the field of gastroenterology, with operations mainly in the U.S., Canada and the EU. We market and sell pharmaceutical products used in the treatment of a variety of gastrointestinal diseases and disorders. Our main product lines include ULTRASE, PANZYTRAT and VIOKASE, which are pancreatic enzyme products for the treatment of exocrine pancreatic insufficiency; URSO / URSO 250, URSO FORTE / URSO DS, and DELURSAN, which are ursodiol products for the treatment of certain cholestatic liver diseases; SALOFALK and CANASA, which are mesalamine-based products for the treatment of certain inflammatory bowel diseases; CARAFATE and SULCRATE, which are sucralfate products for the treatment of gastric and duodenal ulcers; and PYLERA, a product for the eradication of Helicobacter pylori in patients with duodenal ulcer disease. We also have a number of projects in all phases of clinical development.

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

Since fiscal year 2005, some wholesalers have changed their business model from one depending on drug price inflation to a fee-for-service arrangement, whereby manufacturers pay wholesalers a fee for inventory management and other services. These fees typically are a percentage of the wholesaler’s purchases from the manufacturer or a fixed charge per item or per unit. The fee-for-service approach results in wholesalers’ compensation being more stable and volume-based as opposed to price-increase based. As a result of the move to a fee-for-service business model, many wholesalers are no longer investing in inventory ahead of anticipated price increases and have reduced their inventories from their historical levels. Under the new model, the consequence of manufacturers using wholesalers is that they now realize the benefit of price increases more rapidly in return for paying wholesalers for the services they provide, on a fee-for-service basis. Fees resulting from distribution services agreement, or DSA, are deducted from gross sales. Currently, only one such DSA is in place and we expect to enter into further DSAs with our other wholesalers.

The Transactions

The February 2008 Transactions

On November 29, 2007, we entered into an Arrangement Agreement with Axcan Pharma, pursuant to which we agreed to, through an indirect wholly-owned subsidiary, acquire all of the common stock of Axcan Pharma and enter into various other transactions in accordance with the Plan of Arrangement (the “Arrangement”).

At a special meeting of Axcan Pharma’s shareholders on January 25, 2008, the holders of more than 99% of Axcan Pharma’s outstanding common stock voted on a special resolution to approve the Arrangement.

On January 28, 2008, the Superior Court of Quebec issued a final order approving the Arrangement. The Arrangement closed on February 25, 2008 and at such time, each outstanding share of Axcan Pharma common stock was transferred to us in exchange for a payment of $23.35 per share, or the offer price, without interest and less any required withholding taxes. In addition, all granted and outstanding options to purchase common stock of Axcan Pharma, other than those options held by us or any of our affiliates, were vested, transferred by the holder of such option to Axcan Pharma and cancelled in exchange for an amount in cash equal to the excess, if any, of the offer price over the applicable option exercise price for each share of common stock subject to such option, less any required withholding taxes and all vested and unvested deferred stock units, or DSUs, and restricted stock units, or RSUs, issued under any and all of Axcan Pharma’s existing stock option plans were, without any further action by the holders thereof, vested, cancelled and terminated. The holders of such DSUs and RSUs received the offer price, less any required withholding taxes, for each DSU and RSU formerly held.

The Arrangement was financed through the proceeds from the initial offering of our secured notes, initial borrowings under our new senior secured credit facilities and our senior unsecured bridge facility, equity investments funded by the Sponsor Funds, the Co-Investors and Axcan Pharma’s cash on hand. The closing of the offering of the secured notes, the new senior secured credit facilities and the senior unsecured bridge facility occurred substantially concurrently with the closing of the Arrangement on February 25, 2008. We refer to the Arrangement, the closing of the transaction relating to the Arrangement and our payment of any fees and expenses related to the Arrangement and such transactions collectively in this report as the “February 2008 Transactions”.

Subsequent to the February 2008 Transactions, we are an indirect wholly-owned subsidiary of Axcan Holdings Inc., or Holdings, and Axcan Pharma is our indirect wholly-owned subsidiary.

On May 6, 2008, we completed our offering of $235.0 million aggregate principal amount of our 12.75% senior unsecured notes due 2016 or the senior notes. We used the net proceeds from this offering, along with our cash on hand, to repay in full our senior unsecured bridge facility. We refer to this offering of our senior notes, along with related use of proceeds, as the Refinancing and, collectively, with the February 2008 Transactions, as the Transaction.

Presentation of Financial Information

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when financial information for the three-month period ended December 31, 2008 is presented, including the results of operations, this information presented is the relevant financial information of the Predecessor for such period. This information is presented because we believe it assists in a reader’s analysis of our fiscal year 2009 results as compared to our fiscal year 2008 results in comparable time periods. However, this approach may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the February 2008 Transactions and the lack of substantial debt outstanding of the Predecessor as compared to the Successor. Furthermore, this financial information may not reflect the actual financial results we would have achieved if the February 2008 Transactions had occurred prior to such period and may not be predictive of future financial results.

FINANCIAL OVERVIEW

This discussion and analysis is based on our unaudited interim financial statements as at December 31, 2008 and our audited annual consolidated financial statements as at September 30, 2008 and the related notes thereto reported under U.S. GAAP. For a description of our products, see “Business-Products” in Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission.

For the three-month period ended December 31, 2008, revenue was $104.1 million ($92.9 million in the first quarter of fiscal year 2008), operating income was $24.9 million ($26.5 million in the first quarter of fiscal year 2008) and net income was $5.1 million ($22.3 million in the first quarter of fiscal year 2008). Revenue from sales of our products in the United States was $79.2 million (76.1% of total revenue) for the first quarter of fiscal year 2009, compared to $65.2 million (70.2% of total revenue) for the corresponding period of fiscal year 2008. In Canada, revenue was $8.8 million (8.5% of total revenue) for the first quarter of fiscal year 2009, compared to $9.5 million (10.2% of total revenue) for the corresponding period of fiscal year 2008. In the European Union, revenue was $15.9 million (15.3% of total revenue) for the first quarter of fiscal year 2009, compared to $18.2 million (19.6% of total revenue) for the corresponding period of fiscal year 2008.

Financial Highlights

(in millions of U.S. dollars)	As at December 31, 2008	As at September 30, 2008
	Successor	Successor
	$	$

Total assets	967.5	944.8
Long-term debt (a)	620.5	622.2
Shareholders’ equity	176.6	165.7

(a)   Including the current portion

(in millions of U.S. dollars)	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
	Successor	Predecessor
	$	$

Revenue	104.1	92.9
EBITDA (a)	39.3	32.4
Adjusted EBITDA (a)	41.9	36.2
Net income	5.1	22.3

(a) A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure), for the three-month periods ended December 31, 2008 and 2007, is as follows:

(in millions of U.S. dollars)	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
	Successor	Predecessor
	$	$

Net income	5.1	22.3
Financial expenses	19.3	0.2
Interest income	(0.2)	(3.6)
Income taxes	0.6	7.6
Depreciation and amortization	14.5	5.9
EBITDA	39.3	32.4
Transaction, integration and refinancing costs a)	1.1	2.8
Management fees	0.2	-
Stock-based compensation expense b)	1.3	1.0
Adjusted EBITDA c)	41.9	36.2

a)	Represents investment banking and other professional fees associated with the February 2008 Transactions, integration and the refinancing.
b)	Represents stock-based employee compensation expense under the provisions of Statement of Financial Accounting Standards, or SFAS, No.123(R), “Share-based Payments”.
c)
EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this quarterly report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and credit facility further described in the section “—Liquidity and Capital Resources—Long-term Debt and Credit Facility”. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in such indentures and credit facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table sets forth, for the periods indicated, the percentage of revenue represented by items in our consolidated statements of operations:

(in millions of U.S. dollars)	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007
	Successor	Predecessor
	%	%
Revenue	100.0	100.0
Cost of goods sold	24.5	24.1
Selling and administrative expenses	30.9	35.1
Research and development expenses	6.7	5.9
Depreciation and amortization	14.0	6.4
	76.1	71.5
Operating income	23.9	28.5
Financial expenses	18.5	0.2
Interest income	(0.2)	(3.9)
Loss on foreign currency	0.1	-
	18.4	(3.7)
Income before income taxes	5.5	32.2
Income taxes expense	0.6	8.2
Net income	4.9	24.0

Three-month period ended December 31, 2008, compared to the three-month period ended December 31, 2007

Overview of Results of Operations

(in millions of U.S. dollars)	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007	Change
	Successor	Predecessor
	$	$	$	%
Revenue	104.1	92.9	11.2	12.1

Cost of goods sold (a)	25.5	22.4	3.1	13.8
Selling and administrative expenses (a)	32.2	32.6	(0.4)	(1.2)
Research and development expenses (a)	7.0	5.5	1.5	27.3
Depreciation and amortization	14.5	5.9	8.6	145.8
	79.2	66.4	12.8	19.3
Operating income	24.9	26.5	(1.6)	(6.0)
Financial expenses	19.3	0.2	19.1	-
Interest income	(0.2)	(3.6)	3.4	94.4
Gain on foreign currency	0.1	-	0.1	-
	19.2	(3.4)	22.6	664.7
Income before income taxes	5.7	29.9	(24.2)	(80.9)
Income taxes expense	0.6	7.6	(7.0)	(92.1)
Net income	5.1	22.3	(17.2)	(77.1)
(a) Exclusive of depreciation and amortization

Revenue

For the three-month period ended December 31, 2008, revenue was $104.1 million compared to $92.9 million for the corresponding period of the preceding fiscal year, an increase of 12.1%. This increase in revenue primarily resulted from higher sales in the United States, which amounted to $79.2 million for the three-month period ended December 31, 2008, compared to $65.2 million for the corresponding period of preceding fiscal year, an increase of 21.5%. The increase in end-customer prescription demand resulted in positive growth for most of our products sold in the United States, which was reflected in sales to our major wholesalers. Our revenue was also positively affected by strong sales of CANASA, URSO and ULTRASE, as compared to the corresponding period of the preceding fiscal year and lower returns which were partially offset by an increase in certain product rebates discussed further below.

Sales in the European Union decreased 12.6% from $18.2 million for the three month period ended December 31, 2007 to $15.9 million for the three-month period ended December 31, 2008. $0.6 million of the decrease results from the negative impact of the currency fluctuation and a decrease of $1.4 million in the sales of PANZYTRAT. During the corresponding period of the preceding fiscal year, the Euro devalued against the US dollar by 7%.

Sales in Canada decreased 7.4% from $9.5 million for the three-month period ended December 31, 2007, to $8.8 million for the three-month period ended December 31, 2008. The decrease results from the negative impact of the currency fluctuation which was partially offset by an increase in sales of SALOFALK. During the corresponding period of the preceding fiscal year, the Canadian dollar devalued against the US dollar by 10%.

Revenue is stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net revenue adjustments for each significant category:

(in millions of U.S. dollars)	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007	Change
	Successor	Predecessor
	$	$	$	%
Gross revenue	122.4	107.8	14.6	13.5
Gross-to-net revenue adjustments
Product returns	1.1	3.0	(1.9)	(63.3)
Chargebacks	5.3	5.0	0.3	6.0
Contract rebates	8.6	4.6	4.0	87.0
DSA fees	0.9	0.4	0.5	125.0
Discounts and other allowances	2.4	1.9	0.5	26.3
Total gross-to-net revenue adjustments	18.3	14.9	3.4	22.8
Net revenue	104.1	92.9	11.2	12.1

Product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances totalled $18.3 million (15.0% of gross revenue) for the three-month period ended December 31, 2008, and $14.9 million (13.8% of gross revenue) for the three-month period ended December 31, 2007. The increase in total deductions as a percentage of gross revenue for the three-month period ended December 31, 2008 was primarily due to an increase of 4% in contract rebates due to sales mix partly offset by a decrease of 1.9% in product returns.

Cost of goods sold

Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing costs. We outsource most of our manufacturing requirements. For the three-month period ended December 31, 2008, cost of goods sold increased $3.1 million (13.8%) to $25.5 million from $22.4 million for the corresponding period of the preceding fiscal year. As a percentage of revenue, cost of goods sold for the three-month period ended December 31, 2008, increased as compared to the corresponding period of the preceding fiscal year from 24.1% to 24.5%. This increase is mainly due to the increase in cost of raw materials used in the manufacturing of some of our products.

Selling and administrative expenses

Selling and administrative expenses consist principally of salaries and other costs associated with our sales force and marketing activities. For the three-month period ended December 31, 2008, selling and administrative expenses decreased $0.4 million (1.2%) to $32.2 million from $32.6 million for the corresponding period of the preceding fiscal year. The decrease in selling and administrative expenses is due to the portion of transaction costs and other professional fees charged to operations in the three-month period ended December 31, 2007, and the impact of foreign currency fluctuation, partially offset by an increase in distribution costs.

Research and development expenses

Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the three-month period ended December 31, 2008, research and development expenses increased $1.5 million (27.3%) to $7.0 million, from $5.5 million for the corresponding period of the preceding fiscal year. The increased is mainly due to the development work on pancreatic enzyme products and European clinical trial costs for PYLERA compared to the corresponding period of the previous fiscal year partially offset by the effect of foreign currency on some of our expenses denominated in Canadian dollars and in Euros.

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three-month period ended December 31, 2008, depreciation and amortization increased $8.6 million (145.8%) to $14.5 million from $5.9 million for the corresponding period of the preceding fiscal year. This increase is due to the amortization of the stepped-up value of the intangible assets which were classified as intangible assets with a finite life, following the February 2008 Transactions.

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the three-month period ended December 31, 2008, financial expenses increased $19.1 million to $19.3 million from $0.2 million for the corresponding period of the preceding fiscal year. This increase is mainly due to the $17.5 million in interest on long-term debt and $1.2 million in amortization of deferred debt issue expenses on the long-term debt incurred to fund the February 2008 Transactions.

Effective October 1, 2008, the Company changed the functional currency of one of its Canadian subsidiaries from the Canadian dollar to the US dollar. Significant changes in economic facts and circumstances supported this change in functional currency. Such changes in functional currency are applied prospectively.

Interest income

For the three-month period ended December 31, 2008, total interest income decreased $3.4 million (94.4%) to $0.2 million from $3.6 million for the corresponding period of the preceding fiscal year. This decrease is mainly due to the reduction in short-term investments resulting from the use of cash on hand for the February 2008 Transactions.

Income taxes

For the three-month period ended December 31, 2008, income tax amounted to $0.6 million, compared to an expense of $7.6 million for the corresponding period of the preceding fiscal year. The effective tax rates were 10.4% for the three-month period ended December 31, 2008, compared to 25.4% for the three-month period ended December 31, 2007. The effective tax rate for the three-month period ended December 31, 2008, is affected by a number of elements, the most important being the difference in foreign tax rates which has an important impact on the effective tax rate at this net income level.

Net income

Net income was $5.1 million for the three-month period ended December 31, 2008, compared to $22.3 million for the corresponding period of the preceding year. The decrease in net income for the three-month period ended December 31, 2008 resulted mainly from an increase in operating expenses of $12.8 million, an increase in financial expenses of $19.1 million and a decrease in interest income of $3.4 million, which were partly offset by an increase in revenue of $11.2 million and a decrease in income taxes of $7.0 million.

Balance Sheets as at September 30, 2008 and December 31, 2008

The following table summarizes balance sheet information as at December 31, 2008, compared to September 30, 2008:

(in millions of U.S. dollars)	December 31, 2008	September 30, 2008	Change

	$	$	$	%
Cash, cash equivalents and short-term investments	90.5	56.1	34.4	61.3
Current assets	213.1	177.0	36.1	20.4
Total assets	967.5	944.8	22.7	2.4
Current liabilities	108.3	99.3	9.0	9.1
Long-term debt	608.4	611.2	(2.8)	(0.5)
Total liabilities	790.9	779.1	11.8	1.5
Shareholders’ equity	176.6	165.7	10.9	6.6

Working capital	104.7	77.7	27.0	34.7

Our cash, cash equivalents and short-term investments increased by $34.4 million (61.3%) to $90.5 million as at December 31, 2008, from $56.1 million at September 30, 2008.  As at December 31, 2008, working capital was $104.7 million, compared to $77.7 million at September 30, 2008, an increase of $27.0 million (34.7%). These increases were mainly due to cash flow generated from operations.

Total assets increased $22.7 million (2.4%) to $967.5 million as at December 31, 2008, from $944.8 million as at September 30, 2008. Shareholders’ equity increased $10.9 million (6.6%) to $176.6 million as at December 31, 2008, from $165.7 million as at September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our research and development expenses totalled $7.0 million for the three-month period ended December 31, 2008 compared to $5.5 million for the corresponding period of the preceding fiscal year. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.

Contractual Obligations and Other Commitments

The following table summarizes our significant contractual obligations as at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes amounts already recorded on the balance sheet as current liabilities at December 31, 2008, and certain other purchase obligations as discussed below:

	For the twelve-month period ending December 31,
(in millions of U.S. dollars)	2009	2010	2011	2012	2013 and thereafter
	$	$	$	$	$
Long-term debt	12,031	13,125	16,406	20,781	569,094
Operating leases	1,793	1,007	526	430	386
Other commitments	9,130	800	494	30	-
	22,954	14,932	17,426	21,241	569,480

Purchase orders for raw materials, finished goods and other goods and services are not included in the above table. Management is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are fulfilled by its vendors within relatively short timetables. We do not have significant agreements for the purchase of raw materials or finished goods specifying minimum quantities or set prices that exceed its short-term expected requirements. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. As milestone payments are primarily contingent on receiving regulatory approval for products under development, they do not have defined maturities and therefore are not included in the above table.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of goods or services, or, for some obligations, changes to agreed-upon amounts.

Long-term Debt and Credit Facility

On February 25, 2008, we obtained various types of financing in connection with the Arrangement. We issued $228.0 million aggregate principal amount of secured notes. The secured notes were priced at $0.98737 with a yield to March 1, 2015, of 10%. The secured notes rank pari passu with our new senior secured credit facilities.

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
We also obtained a credit facility for a total amount of $290.0 million composed of term loans totaling $175.0 million and of a revolving credit facility of $115.0 million, collectively referred to as the new senior secured credit facilities. The new senior secured credit facilities bear interest at a variable rate composed of either the Federal Funds Rate or the three-month British Banker Association LIBOR rate, at our option, plus the applicable rate based on our consolidated total leverage ratio and certain of our subsidiaries for the preceding twelve months. The new senior secured credit facilities mature on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at December 31, 2008, $175.0 million of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to February 25, 2014, of 8.75% before the effect of the interest rate swap. On February 28, 2008, we entered into interest swap agreements whereby the variable portion of the interest rate, which is based on the three-month British Banker Association LIBOR, was hedged at a fixed interest rate of 2.71% on a notional amount of $115.0 million. The new senior secured credit facilities require us to meet certain financial covenants, which were met as at December 31, 2008. The credit agreement governing our new senior secured credit facilities requires us to prepay outstanding term loans contingent upon the occurrence of their events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under our new senior secured credit facilities, (2) commencing with the fiscal year ended September 30, 2009, 50% (which percentage will be reduced to 25% if our senior secured leverage ratio is less than a specified ratio) of our annual excess cash flow (as defined in the credit agreement governing our new senior secured credit facilities), and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestments rights and certain other exceptions.

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

Related Party Transactions

As at December 31, 2008, we have cash advances receivable from our parent company Axcan MidCo Inc. amounting to $133.2 million and related interest receivable amounting to $6.1 million and have interest income amounting to $3.1 million for the three-month period ended December 31, 2008. These transactions have been recorded as equity transactions in reduction of our shareholders’ equity, net of taxes amounting to $1.1 million in the case of the interest income.

During the three-month period ended December 31, 2008, we paid fees to a shareholding company amounting to $0.8 million. These fees were accounted for as selling and administrative expenses for $0.1 million and $0.7 million were recorded as a receivable from the parent company.

Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that are likely to affect our operating results, our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, and do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the three-month period ended December 31, 2008	For the three-month period ended December 31, 2007	Change
	Successor	Predecessor
	$	$
Cash provided by operating activities	39.0	10.2	28.8
Cash provided (used) by investing activities	(1.3)	120.6	(121.9)
Cash provided (used) by financing activities	(2.2)	0.1	(2.3)

Cash flows from operating activities increased $28.8 million from $10.2 million of cash provided for the three-month period ended December 31, 2007, to $39.0 million for the three-month period ended December 31, 2008. The cash provided by operating activities increased mainly because of a positive change in working capital items of $15.7 million compared to negative changes of $18.8 million for the three-month period ended December 31, 2007.  A part of this increase in cash from the change in working capital was offset by a reduction in net income. The changes in working capital for the three-month period ended December 31, 2008 is largely explained by an increase in interest payable on long-term debt, which is payable on a biannual basis. Cash flows used by investing activities for the three-month period ended December 31, 2008, were $1.3 million. Cash flows used by financing activities for the three-month period ended December 31, 2008, were $2.2 million.

CRITICAL ACCOUNTING POLICIES

Accounting policies that we consider to be significant in determining our results of operations and financial condition have been disclosed in “Item 8 – Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There has been no material changes to those policies that we consider to be significant since the filing of our Annual Report on Form 10-K. The accounting principles utilized by us in preparing our condensed consolidated financial statements conform in all material respects to U.S. GAAP.

CHANGES IN ACCOUNTING STANDARDS

See Note 3 to our consolidated financial statements in Item 1 of Part I for a description of recently issued accounting standards, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. As of December 31, 2008, our exposure to market risk has not changed materially since September 30, 2008.

Item 4T.	Controls and Procedures
Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q.

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

There have been no changes in internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

As of December 31, 2008, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  Additional risks and uncertainties not currently known us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

Item 6.	Exhibits.

Exhibit No.	Exhibit

4.1	Supplemental Indenture, dated as of December 19, 2008, among Axcan EU LLC and The Bank of New York Mellon, as trustee, supplementing the Senior Secured Notes Indenture dated as of February 25, 2008.
4.2	Supplemental Indenture, dated as of December 19, 2008, among Axcan EU LLC and The Bank of New York Mellon, as trustee, supplementing the Senior Notes Indenture dated as of May 6, 2008.
4.3
Supplement No.1, dated as of December 5, 2008, to the Pledge and Security Agreement dated as of February 25, 2008 among Axcan Intermediate Holdings Inc., as the Parent Borrower, Axcan US Partnership 1 LP, as the Co-Borrower, Axcan MidCo Inc., as Holdings, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined therein).

10.1
Supplement No.1, dated as of December 5, 2008, to the Guaranty dated as of February 25, 2008 among Axcan MidCo Inc., Axcan Intermediate Holdings Inc., Axcan US Partnership 1 LP, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCAN INTERMEDIATE HOLDINGS INC.

Date: February 13, 2009	BY:	/s/ Steve Gannon
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1	Supplemental Indenture, dated as of December 19, 2008, among Axcan EU LLC and The Bank of New York Mellon, as trustee, supplementing the Senior Secured Notes Indenture dated as of February 25, 2008.
4.2	Supplemental Indenture, dated as of December 19, 2008, among Axcan EU LLC and The Bank of New York Mellon, as trustee, supplementing the Senior Notes Indenture dated as of May 6, 2008.
4.3
Supplement No.1, dated as of December 5, 2008, to the Pledge and Security Agreement dated as of February 25, 2008 among Axcan Intermediate Holdings Inc., as the Parent Borrower, Axcan US Partnership 1 LP, as the Co-Borrower, Axcan MidCo Inc., as Holdings, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined therein).

10.1
Supplement No.1, dated as of December 5, 2008, to the Guaranty dated as of February 25, 2008 among Axcan MidCo Inc., Axcan Intermediate Holdings Inc., Axcan US Partnership 1 LP, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.