Form 10-Q
period 2009-03-31
Axcan Intermediate Holdings Inc.
filed 2009-05-15
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No  (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of May 15, 2009, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Axcan MidCo Inc.

AXCAN INTERMEDIATE HOLDINGS INC.

INDEX

Forward-Looking Statements	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements.	4
Consolidated Balance Sheets	4
Consolidated Operations	5
Consolidated Shareholders’ Equity and Comprehensive Income	6
Consolidated Cash Flows	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29
Item 3. Quantitative And Qualitative Disclosure About Market Risk	41
Item 4T. Controls and Procedures	41
PART II. OTHER INFORMATION	42
Item 1A. Risk Factors	42
Item 6. Exhibits	42
SIGNATURES	43
EXHIBIT INDEX	44

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.

Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)

	Successor March 31, 2009	Successor September 30, 2008
	$	$
Assets
Current assets
Cash and cash equivalents	96,395	56,105
Accounts receivable, net	68,618	42,513
Accounts receivable from the parent company (Note 16)	2,591	987
Income taxes receivable	440	17,743
Inventories (Note 5)	36,884	37,671
Prepaid expenses and deposits	2,498	3,347
Deferred income taxes	22,624	18,614
Total current assets	230,050	176,980
Property, plant and equipment, net (Note 6)	33,461	34,675
Intangible assets, net (Note 7)	497,478	528,376
Goodwill	164,648	165,014
Other long-term assets	-	449
Deferred debt issue expenses, net of accumulated amortization of $6,681 ($4,201 as at September 30,2008)	27,899	30,378
Deferred income taxes	12,425	8,940
Total assets	965,961	944,812
Liabilities
Current liabilities
Accounts payable and accrued liabilities	79,134	78,667
Income taxes payable	3,664	7,653
Installments on long-term debt	13,125	10,938
Deferred income taxes	1,359	2,042
Total current liabilities	97,282	99,300
Long-term debt (Note 9)	605,674	611,246
Other long-term liabilities	8,388	1,242
Deferred income taxes	72,255	67,354
Total liabilities	783,599	779,142
Shareholders’ Equity
Capital Stock
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as at March 31, 2009	1	1
Deficit	(267,022)	(289,264)
Note receivable from the parent company (Note 16)	(133,154)	(133,154)
Additional paid-in capital	619,087	617,255
Accumulated other comprehensive loss	(36,550)	(29,168)
Total shareholders’ equity	182,362	165,670
Total liabilities and shareholders’ equity	965,961	944,812

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements of the Successor.

AXCAN INTERMEDIATE HOLDINGS INC.

Consolidated Operations

(in thousands of U.S. dollars)

	Successor			Predecessor
	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2009	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Revenue	120,631	224,739	30,212	65,689	158,579
Cost of goods sold (a)	29,403	54,857	15,249	16,308	38,739
Selling and administrative expenses (a)(Note 10)	31,839	64,007	15,707	43,605	76,198
Research and development expenses (a)	9,089	16,139	2,506	4,766	10,256
Acquired in-process research	-	-	272,400	-	-
Depreciation and amortization	14,479	28,952	5,078	3,668	9,595
Total operating expenses	84,810	163,955	310,940	68,347	134,788
Operating income (loss)	35,821	60,784	(280,728)	(2,658)	23,791
Financial expenses (Note 10)	16,907	36,232	7,200	47	262
Interest income	(36)	(259)	(145)	(1,793)	(5,440)
Gain on foreign currency	(385)	(255)	(412)	(151)	(198)
Total other expenses (income)	16,486	35,718	6,643	(1,897)	(5,376)
Income (loss) before income taxes	19,335	25,066	(287,371)	(761)	29,167
Income taxes expense (benefit)	2,226	2,824	(3,489)	4,442	12,042
Net income (loss)	17,109	22,242	(283,882)	(5,203)	17,125

(a) Excluding depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements of the Successor.

AXCAN INTERMEDIATE HOLDINGS INC.

Consolidated Shareholders’ Equity and Comprehensive Income

(in thousands of U.S. dollars, except share related data)
(unaudited)

	Successor			Predecessor
	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2009	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008	For the five-month period ended February 25, 2008
Common shares (number)
Balance, beginning of period	100	100	-	55,374,561	55,359,652
Shares issued for cash at inception	-	-	100	-	-
Shares issued pursuant to the stock incentive plans for cash	-	-	-	2,390	17,299
Balance, end of period	100	100	100	55,376,951	55,376,951
	$	$	$	$	$
Common shares
Balance, beginning of period	1	1	-	396,115	395,888
Shares issued for cash at inception	-	-	1	-	-
Stock-based compensation on exercised options	-	-	-	4	41
Shares issued pursuant to the stock incentive plans for cash	-	-	-	34	224
Balance, end of period	1	1	1	396,153	396,153
Retained earnings (deficit)
Balance, beginning of period	(284,131)	(289,264)	-	271,699	249,371
Stock-based compensation cancellation	-	-	-	(8,821)	(8,821)
Net income (loss)	17,109	22,242	(283,882)	(5,203)	17,125
Balance, end of period	(267,022)	(267,022)	(283,882)	257,675	257,675
Additional paid-in capital
Balance, beginning of period	617,476	617,255	-	10,104	9,089
Shares issued for cash at inception	-	-	608,154	-	-
Stock-based compensation expense	2,631	3,961	-	6,455	7,474
Stock-based compensation on exercised options	-	-	-	(4)	(41)
Stock-based compensation cancellation	-	-	-	(16,395)	(16,395)
Income tax deduction on stock options exercise	-	-	-	(160)	(127)
Foreign currency translation adjustments	21	(26)	-	-	-
Interest receivable from the parent company	(2,972)	(6,009)	(1,185)	-	-
Interest income from the parent company, net of taxes ($1,040, $2,103 and $415)	1,931	3,906	770	-	-
Balance, end of period	619,087	619,087	607,739	-	-
9.05% Note receivable from the parent company
Balance, beginning of period	(133,154)	(133,154)	-	-	-
Issue of note	-	-	(133,154)	-	-
Balance, end of period	(133,154)	(133,154)	(133,154)	-	-
Accumulated other comprehensive income (loss)
Balance, beginning of period	(23,581)	(29,168)	-	40,810	35,849
Hedging contracts adjustments, net of taxes ($57 and $187)	(106)	(348)	(512)	-	-
Foreign currency translation adjustments	(12,863)	(7,034)	9,911	763	5,724
Balance, end of period	(36,550)	(36,550)	9,399	41,573	41,573
Total shareholders’ equity	182,362	182,362	200,103	695,401	695,401
Comprehensive income (loss)
Other comprehensive income (loss)	(12,969)	(7,382)	9,399	763	5,724
Net income (loss)	17,109	22,242	(283,882)	(5,203)	17,125
Total comprehensive income (loss)	4,140	14,860	(274,483)	(4,440)	22,849

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements of the Successor.

AXCAN INTERMEDIATE HOLDINGS INC.

Consolidated Cash Flows

(in thousands of U.S. dollars)
(unaudited)

	Successor			Predecessor
	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2009	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Operating activities
Net income (loss)	17,109	22,242	(283,882)	(5,203)	17,125
Non-cash items
Non-cash financial expenses	1,749	3,507	1,261	-	-
Inventories stepped-up value expensed	-	-	7,571	-	-
Depreciation and amortization	14,479	28,952	5,078	3,668	9,595
Acquired in-process research	-	-	272,400	-	-
Stock-based compensation expense	2,631	3,961	-	6,455	7,474
Loss on write down of assets	10	21	-	-	-
Foreign currency fluctuations	3,452	1,814	(1,447)	(62)	(67)
Change in fair value of derivatives	(141)	873
Deferred income taxes	(4,686)	(3,361)	(3,359)	681	432
Advances from the parent company	(891)	(1,604)	-	-	-
Changes in working capital items
Accounts receivable	(18,371)	(27,403)	471	(6,449)	(12,340)
Income taxes receivable	7,396	17,140	(3,353)	(2,926)	(5,929)
Inventories	(2,421)	(546)	(4,026)	(753)	(3,803)
Prepaid expenses and deposits	763	761	112	735	(49)
Accounts payable and accrued liabilities	(8,179)	3,871	(63,838)	71,392	67,865
Income taxes payable	(2,920)	(1,267)	(4,660)	(4,491)	(7,058)
Cash flows from operating activities	9,980	48,961	(77,672)	63,047	73,245
Investing activities
Disposal of short-term investments	-	-	-	6,200	129,958
Acquisition of property, plant and equipment	(1,622)	(2,920)	(737)	(130)	(3,314)
Acquisition of intangible assets	-	(10)	(15)	(14)	(14)
Net cash used for the acquisition (Note 4)	-	-	(958,463)	-	-
Cash flows from investing activities	(1,622)	(2,930)	(959,215)	6,056	126,630
Financing activities
Long-term debt	-	-	634,120	-	-
Repayment of long-term debt	(2,187)	(4,375)	(6,046)	(89)	(221)
Deferred debt issue expenses	-	-	(30,545)	(889)	(889)
Stock-based compensation plan cancellation	-	-	-	(30,357)	(30,357)
Issue of shares (1)	-	-	(1) 475,001	34	224
Cash flows from financing activities	(2,187)	(4,375)	1,072,530	(31,301)	(31,243)
Foreign exchange gain (loss) on cash held in foreign currencies	(257)	(1,366)	458	91	487
Net increase in cash and cash equivalents	5,914	40,290	36,101	37,893	169,119
Cash and cash equivalents, beginning of period	90,481	56,105	-	310,898	179,672
Cash and cash equivalents, end of period	96,395	96,395	36,101	348,791	348,791
Additional information
Interest received	62	311	240	1,594	4,507
Interest paid	27,807	30,944	34	4	11
Income taxes received	-	16,761	-	-	-
Income taxes paid	3,956	8,357	7,915	11,182	24,080

(1) Net of issuance of 9.05% note receivable from the parent company.

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements of the Successor.

AXCAN INTERMEDIATE HOLDINGS INC.

Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

1.	Governing Statutes, Description of Business and Basis of Presentation

Axcan Intermediate Holdings Inc., a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware and its subsidiaries (together the “Company” or the “Successor”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary, of all of the outstanding common shares of Axcan Pharma Inc. (the “February 2008 Transactions”) a company incorporated under the Canada Business Corporation Act (the “Predecessor”). The Company is involved in the research, development, production and distribution of pharmaceutical products mainly in the field of gastroenterology. Prior to the February 2008 Transactions, Axcan Intermediate Holdings Inc. had no independent operations or assets. Accordingly, the financial information is presented separately for the period prior to the completion of the February 2008 Transactions and the period after the completion of the February 2008 Transactions, which relate to the accounting periods preceding and succeeding the completion of the February 2008 Transactions. The financial information presented for the Predecessor is the financial information for Axcan Pharma Inc. and its consolidated subsidiaries and the financial information presented for the Successor is the financial information for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries. The financial information as of March 31, 2009 and for the Successor’s periods are not comparable to the financial information of the Predecessor because of the new basis of accounting resulting from the February 2008 Transactions. The results of operations for the Predecessor periods and the Successor periods should not be considered representative of the Company’s future results of operations.

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are presented in U.S. dollars, the reporting currency.

2.	Significant Accounting Policies

The accompanying unaudited financial statements are prepared in accordance with U.S. GAAP for interim financial statements and do not include all the information required for complete financial statements. They are consistent with the policies outlined in the Company’s audited financial statements for the fiscal year ended September 30, 2008. The interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2008. When necessary, the financial statements include amounts based on informed estimates and best judgment of management. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operation for the periods shown.

3.	Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends FASB Statement (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements of publicly traded companies. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) and FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The adoption of this FSP did not have a material impact on its consolidated financial statements since the Company has provided disclosures about fair value of financial instruments in its interim financial statements prior to the issuance of this FSP.

In April 2009, the FASB issued FSP FAS 157-4 which provides additional guidance for determining whether a market is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, “Fair Value Measurements”. The FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. The Company has elected to early adopt this FSP and the adoption of the provisions of this FSP did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which provides additional guidance to provide greater clarity about the credit and non-credit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 157-4. The Company has elected to early adopt this FSP and the adoption of the provisions of this FSP did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (“FSP FAS 141R-1”). This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”,  to require that an acquirer recognize assets acquired and liabilities assumed in a business combination that arise from contingencies, at fair value at the acquisition date,  if fair value can be determined during the measurement period.  If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of FASB Statement No. 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. The Company will apply the principles set forth in this FSP for future acquisitions.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

3.	Recently Issued Accounting Standards (continued)

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of provisions of EITF 08-7 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective November 15, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS No.142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S.GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of the provisions of this FSP on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No.161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the provisions of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements (see Note 14).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements and is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), that deferred the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS No. 157 in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company has adopted SFAS 157 in accordance with FSP 157-2 and FSP 157-3. The adoption of SFAS 157 for financial assets and liabilities carried at fair value did not have a material impact on its consolidated financial statements (see Note 15).

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

The Company accounted for this acquisition as a purchase combination and, accordingly, the cost was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. As at September 30, 2008, the Company finalized its allocation of the purchase price. As a result of finalization of the purchase price allocation, the Company recorded adjustment in the fourth quarter of fiscal year 2008 to the preliminary purchase price allocation of $1,087,000 for other current assets, $4,939,000 for property, plant and equipment, $7,073,000 for goodwill, $1,487,000 for deferred income taxes assets and $1,734,000 for deferred income taxes liabilities. None of the goodwill recorded as a result of the Acquisition is expected to be tax deductible. As at September 30, 2008, the final purchase price allocation was as follows:

$

Cash	348,791
Inventories (a)	54,055
Other current assets	91,951
Property, plant and equipment	36,912
Intangible assets	581,653
Acquired in-process research (b)	272,400
Goodwill	169,625
Deferred debt issue expenses	889
Deferred income taxes assets	7,246
Current liabilities	(174,554))
Long-term debt	(68))
Deferred income taxes liabilities	(81,646))
Total	1,307,254

(a)  As part of the purchase price allocation for the acquisition, the carrying value of inventory acquired was stepped-up to fair value by $22,714,000 as of February 25, 2008. The stepped-up value is recorded as a charge to cost of goods sold as acquired inventory is sold.

(b) Represents the estimated fair value of acquired in-process R&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. The value assigned to purchased in-process technology is mainly attributable to the following projects: CANASA MAX 002, pancreatic enzymes, PYLERA in the European Union, AGI 010 and Cx401.

5.	Inventories

	Successor March 31, 2009	Successor September 30, 2008
	$	$
Raw material and packaging material	12,232	8,177
Work in progress	1,932	1,867
Finished goods	22,720	27,627
	36,884	37,671

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

6.	Property, Plant and Equipment

	Successor
			March 31, 2009
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,228	-	2,228
Buildings	21,316	1,967	19,349
Furniture and equipment	5,753	1,297	4,456
Computer equipment	10,058	2,636	7,422
Leasehold and building improvements	9	3	6
	39,364	5,903	33,461

	Successor
			September 30, 2008
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,257	-	2,257
Buildings	21,066	1,213	19,853
Furniture and equipment	5,471	936	4,535
Automotive equipment	9	9	-
Computer equipment	9,739	1,716	8,023
Leasehold and building improvements	9	2	7
	38,551	3,876	34,675

7.       Intangible Assets

	Successor
			March 31, 2009
	Cost	Accumulated depreciation	Net
		$	$

Trademarks, trademark licenses and manufacturing rights with finite life	554,864	57,386	497,478

	Successor
			September 30, 2008
	Cost	Accumulated depreciation	Net
	$	$	$

Trademarks, trademark licenses and manufacturing rights with finite life	559,146	30,770	528,376

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

8.	Segmented Information

The Company operates in a single field of activity, the pharmaceutical industry.

The Company operates in the following geographic areas:

	Successor			Predecessor
	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2009	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Revenue
United States
Domestic sales	97,113	175,208	20,809	48,152	112,146
Foreign sales	1,681	2,750	333	1,021	2,221
Canada
Domestic sales	6,698	15,471	2,865	5,794	15,302
Foreign sales	-	47	-	-	-
European Union
Domestic sales	13,344	26,928	5,331	8,742	24,608
Foreign sales	1,696	4,051	823	1,784	4,093
Other	99	284	51	196	209
	120,631	224,739	30,212	65,689	158,579

Revenue is attributed to geographic areas based on the country of origin of the sales

	Successor March 31, 2009	Successor September 30, 2008
	$	$
Property, plant, equipment and intangible assets
Canada	352,532	352,974
United States	100,185	106,526
European Union	78,222	86,751
Other	-	16,800
	530,939	563,051

	Successor March 31, 2009	Successor September 30, 2008
	$	$
Goodwill
Canada	61,680	61,548
United States	91,400	91,400
European Union	11,568	12,066
	164,648	165,014

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

9.	Long-term debt

	Successor March 31, 2009	Successor September 30, 2008
	$	$
Senior notes secured by substantially all of the present and future assets of the Company, bearing interest at 9.25% and maturing in March 2015	225,561	225,360

Term loans of $166,250,000 at March 31, 2009, $116,250,000 bearing interest at the one-month British Banker Association LIBOR (0.52% as at March 31, 2009) and $50,000,000 bearing interest at the three-month British Banker Association LIBOR (1.22% as at March 31, 2009), $170,625,000 at September 30, 2008 bearing interest at the three-month British Banker Association LIBOR (3.76% as at September 30, 2008), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2014, subject to interest rate swap agreements as further disclosed in Note 14
	160,682	164,400
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	232,556	232,424
	618,799	622,184
Installments due within one year	13,125	10,938
	605,674	611,246

On February 25, 2008, the Company obtained various types of financing in connection with the acquisition of the common shares of Axcan Pharma Inc. The Company issued $228,000,000 aggregate principal amount of its 9.25% Senior Secured Notes due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a yield to March 1, 2015, of 10%. On November 14, 2008, the SEC declared the Company’s registration statement to be effective. The Senior Secured Notes rank pari passu with the Credit Facility.

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

Senior Secured Notes
%
2011	106.938
2012	104.625
2013	102.213
2014 and thereafter	100.000

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

The Company also obtained a Credit Facility for a total amount of $290,000,000 composed of term loans totaling $175,000,000 and of a revolving credit facility of $115,000,000 (“Credit Facility”). The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at March 31, 2009, $175,000,000 of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as disclosed in Note 14. The Credit Facility requires the Company to meet certain financial covenants, which were met as at March 31, 2009. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of their events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ending September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility), and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

9.	Long-term debt (continued)

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

Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$

2010	13,125
2011	13,125
2012	17,500
2013	21,875
2014	100,625
Thereafter	462,977
629,227
Unamortized original issuance discount	10,428
618,799

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

10.	Financial Information in the Consolidated Operations

a)	Financial expenses

	Successor			Predecessor
	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2009	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Interest on long-term debt (including amortization of original issuance discount of $511, $1,027and $160)	15,389	31,915	5,930	1	14
Interest and bank charges	52	490	22	46	76
Interest rate swaps	26	973	-	-	-
Financing fees	202	374	147	-	172
Amortization of deferred debt issue expenses	1,238	2,480	1,101	-	-
	16,907	36,232	7,200	47	262

b)	Other information

	Successor			Predecessor
	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2009	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Rental expenses	692	1,318	329	411	1,052
Shipping and handling expenses	1,580	4,121	636	1,027	2,263
Advertizing expenses	5,130	8,762	1,623	1,748	4,628
Depreciation of property, plant and equipment	1,597	2,964	556	980	2,526
Amortization of intangible assets	12,882	25,988	4,522	2,688	7,069
Stock-based compensation expense	2,631	3,961	-	9,027	10,046
Transaction and integration costs	841	1,937	6,079	23,682	26,489

c)	Employee benefit plan

A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. The Company charged to operations contributions to the plan totaling $155,000 for the three-month period and $251,000 for the six-month period ended March 31, 2009 ($21,000 for the one-month period ended March 31, 2008, $73,000 for the two-month and $218,000 for the five-month periods ended February 25, 2008).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

11.	Uncertain Tax Positions

Effective October 1, 2007, the Predecessor adopted the provisions of FASB Interpretation (“FIN”) No. 48. “Accounting for Uncertainty in income taxes, an interpretation of FASB Statement No.109”. Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities The adoption of the provisions of FIN No. 48 did not have a material impact on the Company’s consolidated financial position and results of operations, and a cumulative effect adjustment to the opening balance of retained earnings was not necessary. As at September 30, 2008, the company had unrecognized tax benefits of $10,446,000 of which $9,666,000 would be treated as a reduction of goodwill if subsequently recognized. As at March 31, 2009, the Company had unrecognized tax benefits of $8,973,000 of which $8,570,000 would be treated as a reduction of goodwill and $403,000 would favorably impact the Company’s effective tax rate if subsequently recognized.

The following table presents a summary of the changes to unrecognized tax benefits:

	Successor						Predecessor
	For the three-month period ended March 31, 2009		For the six-month period ended March 31, 2009		For the one-month period ended March 31, 2008		For the two-month period ended February 25, 2008		For the five-month period ended February 25, 2008
	$		$		$		$		$
Balance, beginning of period		9,563		10,446		2,015		905		1,245
Additions based on tax positions related to the current year		-		8		-		-		-
Additions for tax positions of prior years		-		394		-		1,110		1,110
Reductions for tax positions of prior years		(590)		(1,875)		-		-		(340)
Balance, end of period		8,973		8,973		2,015		2,015		2,015

The Predecessor has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at October 1, 2007, the Predecessor had accrued $44,000 for interest relating to income tax matters. As at March 31, 2009, the Company had accrued $403,000 for interest relating to income tax matters.

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

Management equity incentive plan

In April 2008, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “MEIP Plan”), pursuant to which the parent company will grant options to selected employees and directors of the Company. The MEIP Plan provides that a maximum of 3,833,307 shares of common stock of the parent company are issuable pursuant to the exercise of options. The per share purchase price cannot be less than the fair value of the share of common stock of the parent company at the grant date and the option expires no later than ten years from the date of grant. Vesting of these stock options is split into 3 categories: 1) time-based options: 50% of option grants generally vest ratably over 5 years and feature a fixed exercise price equal to the fair value of common stock of the parent company on grant date, 2) premium options: 25% of stock option grants with an exercise price initially equal to the fair value of common stock on grant date that will increase by 10% each year, and generally vesting ratably over 5 years, and 3) performance-based options: 25% of stock option grants with a fixed exercise price equal to the fair value of common stock on grant date which vest upon the occurrence of a liquidity event (as defined under the terms of the MEIP Plan) based on the achievement of return targets calculated based on the return received by majority shareholders from the liquidity event. While the time-based options and the premium options will be expensed over the requisite service period, the performance-based options will not be expensed until the occurrence of the liquidity event.

Special equity grant

In April 2008, the parent company approved the restricted stock unit grant agreement and the penny option grant agreement (collectively “Equity Grant Agreements”) pursuant to which a onetime grant of equity-based award of either restricted stock units (“RSUs”) or options to purchase shares of common stock of the parent company for a penny (“Penny Options”) was made to certain employees of the Company. A maximum of 1,343,348 shares of common stock of the parent company are issuable with respect to the special grants. As a result of the option to allow the recipients to elect to have an amount withheld that is in excess of the required minimum withholding under the current tax law, the special grants will be accounted for as liability awards. As a liability award, the fair value on which expense is based is remeasured each period based on the estimated fair value and final expense is based on the fair value of the shares on the date the award is settled. The RSUs and Penny Options expire no later than four years and ten years from the date of grant. One third of the granted RSUs and Penny Options vested immediately on date of grant and the remainder shall vest in equal portions on August 25, 2009 and 2010.

The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the parent company. The RSUs and Penny Options entitle the holders to receive common shares of the parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10 each, equal to the share price at the date of grant. As at March 31, 2009, there were 1,298,934 outstanding RSUs and Penny Options (1,309,909 as at September 30, 2008) of which 436,636 (436,636 as at September 30, 2008) were vested.

Annual grant

In June 2008, the Company’s parent company adopted a Long Term Incentive Plan (the “LTIP”), pursuant to which the parent company is expected to grant annual awards to certain employees of the Company (the “participants”). The value of an award is initially based on the participant’s pay grade and base salary, and is subsequently adjusted based on the outcome of certain performance conditions relating to the fiscal year. Each award that vests is ultimately settleable, at the option of the participant, in cash or in parent company common stock of equivalent value.  The awards vest (i) upon the occurrence of a liquidity event (as defined under the terms of the LTIP), and (ii) in varying percentages based on the level of return realized by majority shareholders as a result of the liquidity event.

The awards granted under this LTIP are classified as liabilities in accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”, since the award is for a fixed amount of value that can be settled, at the option of the participant, in (i) cash, or (ii) a variable number of parent company common stock of equivalent value.

The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable at the balance sheet date, the value of the award to be expensed by the Company would range between $2,876,000 and $3,451,000 depending on the level of return expected to be realized by the majority shareholders.

13.	Financial Instruments

Interest rate risk

The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 14, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

13.	Financial Instruments (continued)

Currency risk

The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. As of March 31, 2009, the financial assets totaling $166,843,000 ($98,872,000 as of September 30, 2008) include cash and cash equivalents and accounts receivable for CAN$1,652,000 and 16,652,000 Euros respectively (CAN$687,000 and 16,721,000 Euros as of September 30, 2008). As of March 31, 2009, the financial liabilities totaling $697,933,000 ($700,851,000 as of September 30, 2008) include accounts payable and accrued liabilities and long-term debt of CAN$9,887,000 and 8,563,000 Euros respectively (CAN$13,419,000 and 8,199,000 Euros as of September 30, 2008).

Fair value of the financial instruments on the balance sheet

The estimated fair value of the financial instruments is as follows:

	Successor		Successor
	March 31, 2009		September 30, 2008
	Fair value	Carrying amount	Fair value	Carrying amount
	$	$	$	$
Assets
Cash and cash equivalents	96,395	96,395	56,105	56,105
Accounts receivable from the parent company	2,591	2,591	987	987
Accounts receivable, net	67,857	67,857	41,780	41,780
Liabilities
Accounts payable and accrued liabilities	79,134	79,134	78,667	78,667
Long-term debt	600,410	618,799	614,862	622,184

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

14.	Derivates and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, conditions and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During the three and six month periods ended March 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

14.	Derivates and Hedging Activities (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

Effective March 3, 2008, the Company entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115,000,000 of variable-rate debt under its secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, the Company’s two interest rate swaps were designated as effective hedges of cash flows as defined by SFAS 133. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates, and a realignment of the Company’s LIBOR rate election on our debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting under SFAS 133. On December 1, 2008, the Company redesignated its $50,000,000 notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. The Company’s $65,000,000 notional interest rate swap matured in February 2009. Effective March 2009, the Company entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. As of March 31, 2009, the Company had two interest rate swaps with a combined $102,000,000 notional that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps was 1.91%.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve month ending March 31, 2010, the Company estimates that an additional $100,000 of amounts presently classified in Accumulated Other Comprehensive Income will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2009 (in thousands).

Tabular disclosure of fair values of derivative instruments

	Liability Derivatives As of March 31, 2009
	Balance sheet location	Fair value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Other long-term liabilities	$841
Total derivatives designated as hedging instruments under SFAS 133		$841

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Operations as of March 31, 2009 (in thousands)

Tabular disclosure of the effect of derivative instruments for the three-month and six-month periods ended March 31, 2009.

Interest rate swaps in cash flow hedging relationships under SFAS 133	Location in the Financial Statements	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2009
Loss recognized in OCI on derivative (effective portion), net of tax of $67 and $167	OCI	$(125)	$(309)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Financial expenses	$(26)	$59
Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	-	-
Interest rate swaps not designated as hedging instruments under SFAS 133
Loss recognized in income on derivative	Financial expenses	-	$(1,032)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

15.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized below:

				Successor
	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at March 31, 2009
	$	$	$	$
Liabilities
Derivative Financial Instruments	-	841	-	841

Derivative financial instruments consist of interest rate swap agreements as more fully described in Note 14, and are measured at fair value based on observable market interest rate curves as of the measurement date.

16.       Related Party Transactions

As at March 31, 2009 and September 30, 2008, the Company had a note receivable from its parent company amounting to $133,154,000. During the three-month period ended March 31, 2009, the Company has earned interest income amounting to $1,931,000 net of taxes amounting to $1,040,000 and, for the six-month period ended March 31, 2009, the Company has earned interest income amounting to $3,906,000 net of taxes amounting to $2,103,000 ($770,000 net of taxes amounting to $415,000 during the one-month period ended March 31, 2008) and has a related interest receivable from the parent company amounting to $9,038,000 ($3,029,000 as at September 30, 2008) which has also been recorded in the shareholder’s equity section of the consolidated balance sheet. As at March 31, 2009, the Company also recorded on its balance sheet an account receivable from the parent company amounting $2,591,000 ($987,000 as at September 30, 2008).

During the three-month period ended March 31, 2009, the Company paid fees to a controlling shareholding company amounting to $861,000, of which $23,000 were accounted for as selling and administrative expense. The remaining other payments of $838,000, paid by the Company on behalf of xcan Holding Inc., were recorded in the accounts receivable from the parent company. For the six-month period ended March 31, 2009, the Company paid fees to a controlling shareholding company amounting to $1,673,000, of which $129,000 were accounted for as selling and administrative expenses. The remaining other payments of $1,544,000, paid by the Company on behalf of Axcan Holding Inc., were recorded in the account receivable from the parent company. During the one-month period ended March 31, 2008, the Company paid fees to a controlling shareholding company amounting to $12,863,000, of which $4,785,000 were accounted for as debt issue in expense, $6,115,000 of which were accounted for as transaction costs and $1,963,000 was expensed and included in selling and administrative expenses. As at March 31, 2009, the Company accrued fees payable to a shareholding company amounting to $13,000 ($873,000 as at September 30, 2008).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

17.	Condensed Consolidating Financial Information

As of March 31, 2009, the Company had outstanding $228,000,000 aggregate principal amount of the Senior Secured Notes. The Secured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors as at March 31, 2009 (Successor) and September 30, 2008 (Successor), the condensed consolidating statements of operations for the three-month period and the six-month period ended March 31, 2009 (Successor) and the one-month period ended March 31, 2009 (Successor) and the two-month period ended February 25, 2008 (Predecessor) and the five-month period ended February 25, 2008 (Predecessor) and the condensed consolidating statement of cah flows for the three-month period and the six-month period ended March 31, 2009 (Successor) and the one-month period ended March 31, 2008 (Successor) and the two-month period ended February 25, 2008 (Predecessor) and the five-month period ended February 25, 2008 (Predecessor)

Condensed Consolidating Balance Sheet as of March 31, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	828	49,503	46,064	-	96,395
Accounts receivable, net	-	54,185	14,464	(31)	68,618
Accounts receivable from the parent company	31,736	2,223	20,124	(51,492)	2,591
Short-term portion of intercompany advances	-	-	-	-	-
Income taxes receivable	-	424	16	-	440
Inventories	-	31,150	5,873	(139)	36,884
Prepaid expenses and deposits	-	2,217	281	-	2,498
Deferred income taxes	-	22,247	377	-	22,624
Total current assets	32,564	161,949	87,199	(51,662)	230,050
Property, plant and equipment, net	-	24,755	8,706	-	33,461
Intangible assets, net	-	427,962	69,516	-	497,478
Investments in subsidiaries	(211,040)	766,920	-	(555,880)	-
Intercompany advances	882,150	127,381	659,624	(1,669,155)	-
Goodwill	-	153,286	11,362	-	164,648
Other long-term assets	-	-	-	-	-
Deferred debt issue expense, net	25,545	2,354	-	-	27,899
Deferred income taxes	1,082	6,419	4,924	-	12,425
Total assets	730,301	1,671,026	841,331	(2,276,697)	965,961
Liabilities
Current liabilities
Accounts payable and accrued liabilities	4,864	63,082	11,188	-	79,134
Income taxes payable	9	1,684	1,971	-	3,664
Installments on long-term debt	5,530	7,595	-	-	13,125
Short-term portion of intercompany advances	136	49,564	1,792	(51,492)	-
Deferred income taxes	1,391	571	(603)	-	1,359
Total current liabilities	11,930	122,496	14,348	(51,492)	97,282
Long-term debt	520,272	85,402	-	-	605,674
Intercompany advances	38,547	1,530,771	99,837	(1,669,155)	-
Other long-term liabilities	361	7,998	29	-	8,388
Deferred income taxes	(23,171)	99,038	(3,612)	-	72,255
Total liabilities	547,939	1,845,705	110,602	(1,720,647)	783,599
Shareholders’ equity
Capital stock
Common shares	1	21,022	745,399	(766,421)	1
Retained earnings (deficit)	(267,022)	(188,880)	3,161	185,719	(267,022)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	619,087	10,856	988	(11,844)	619,087
Accumulated other comprehensive loss	(36,550)	(17,677)	(18,819)	36,496	(36,550)
Total shareholder’s equity	182,362	(174,679)	730,729	(556,050)	183,362
Total liabilities and shareholders’ equity	730,301	1,671,026	841,331	(2,276,697)	965,961

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

17.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Balance Sheet as of September 30, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	21	26,181	29,903	-	56,105
Accounts receivable, net	-	29,613	12,900	-	42,513
Accounts receivable from the parent company	5,803	29,712	30,305	(64,833)	987
Income taxes receivable	-	15,841	1,902	-	17,743
Inventories	-	30,376	7,433	(138)	37,671
Prepaid expenses and deposits	-	2,679	668	-	3,347
Deferred income taxes	-	18,258	336	20	18,614
Total current assets	5,824	152,660	83,447	(64,951)	176,980
Property, plant and equipment, net	-	25,097	9,578	-	34,675
Intangible assets, net	-	434,403	93,973	-	528,376
Investments in subsidiaries	(247,787)	863,676	-	(615,889)	-
Intercompany advances	898,816	32,878	671,702	(1,603,396)	-
Goodwill	-	152,948	12,066	-	165,014
Other long-term assets	192	257	-	-	449
Deferred debt issue expense, net	26,714	3,664	-	-	30,378
Deferred income taxes	21,716	(22,652)	9,876	-	8,940
Total assets	705,475	1,642,931	880,642	(2,284,236)	944,812
Liabilities
Current liabilities
Accounts payable and accrued liabilities	7,188	118,273	18,828	(65,622)	78,667
Income taxes payable	318	6,345	990	-	7,653
Installments on long-term debt	4,609	6,329	-	-	10,938
Deferred income taxes	-	1,611	431	-	2,042
Total current liabilities	12,115	132,558	20,249	(65,622)	99,300
Long-term debt	522,384	88,862	-	-	611,246
Intercompany advances	-	1,590,988	12,408	(1,603,396)	-
Other long-term liabilities	-	1,242	-	-	1,242
Deferred income taxes	5,306	60,389	1,659	-	67,354
Total liabilities	539,805	1,874,039	34,316	(1,669,018)	779,142
Shareholders’ equity
Capital stock
Common shares	1	98,459	875,682	(974,141)	1
Retained earnings (deficit)	(289,264)	(248,703)	2,533	246,170	(289,264)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	617,255	1,975	297	(2,272)	617,255
Accumulated other comprehensive loss	(29,168)	(82,839)	(32,186)	115,025	(29,168)
Total shareholder’s equity	165,670	(231,108)	846,326	(615,218)	165,670
Total liabilities and shareholders’ equity	705,475	1,642,931	880,642	(2,284,236)	944,812

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

17.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the three-month period ended March 31, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	107,290	15,652	(2,311)	120,631
Cost of goods sold	-	23,688	4,857	858	29,403
Selling and administrative expenses	540	24,042	7,257	-	31,839
Research and development expenses	-	9,197	(108)	-	9,089
Depreciation and amortization	-	11,598	2,881	-	14,479
Total operating expenses	540	68,525	14,887	858	84,810
Operating income (loss)	(540)	38,765	765	(3,169)	35,821
Financial expenses	15,629	27,506	413	(26,641)	16,907
Interest income (loss)	(10,435)	(2,077)	(14,165)	26,641	(36)
Loss (gain) on foreign currency	-	(352)	(33)	-	(385)
Total other expenses (income)	5,194	25,077	(13,785)	-	16,486
Income (loss) before income taxes	(5,734)	13,688	14,550	(3,169)	19,335
Income taxes (benefit)	20,428	(17,862)	(340)	-	2,226
Equity in earnings (loss) of subsidiaries	46,693	15,145	-	(61,838)	-
Net income (loss)	20,531	46,695	14,890	(65,007)	17,109

Condensed Consolidating Operations for the six-month period ended March 31, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	195,274	33,102	(3,637)	224,739
Cost of goods sold	-	41,617	13,456	(216)	54,857
Selling and administrative expenses	2,002	47,280	14,725	-	64,007
Research and development expenses	-	16,065	74	-	16,139
Depreciation and amortization	-	24,542	4,410	-	28,952
Total operating expenses	2,002	129,504	32,665	(216)	163,955
Operating income (loss)	(2,002)	65,770	437	(3,421)	60,784
Financial expenses	31,765	60,277	2,094	(57,904)	36,232
Interest income	(27,245)	(2,233)	(28,685)	57,904	(259)
Loss (gain) on foreign currency	-	(323)	68	-	(255)
Total other expenses (income)	4,520	57,721	(26,523)	-	35,718
Income (loss) before income taxes	(6,522)	8,049	26,960	(3,421)	25,066
Income taxes (benefit)	(8,694)	13,945	(2,427)	-	2,824
Equity in earnings (loss) of subsidiaries	23,492	29,388	-	(52,880)	-
Net income (loss)	25,664	23,492	29,387	(56,301)	22,242

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

17.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the one-month period ended March 31, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	24,007	7,605	(1,400)	30,212
Cost of goods sold	-	13,229	3,447	(1,427)	15,249
Selling and administrative expenses	5,183	8,397	2,075	52	15,707
Research and development expenses	-	2,345	175	(14)	2,506
Acquired in-process research	-	272,400	-	-	272,400
Depreciation and amortization	-	3,497	1,581	-	5,078
Total operating expenses	5,183	299,868	7,278	(1,389)	310,940
Operating income (loss)	(5,183)	(275,861)	327	(11)	(280,728)
Financial expenses	5,904	2,001	9	(714)	7,200
Interest income	(5,637)	11,634	(6,856)	714	(145)
Loss (gain) on foreign currency	(3,926)	(16,650)	20,164	-	(412)
Total other expenses (income)	(3,659)	(3,015)	13,317	-	6,643
Income (loss) before income taxes	(1,524)	(272,846)	(12,990)	(11)	(287,371)
Income taxes (benefit)	1,330	(4,594)	(192)	(33)	(3,489)
Equity in earnings (loss) of subsidiaries	(281,028)	(12,776)	-	293,804	-
Net income (loss)	(283,882)	(281,028)	(12,798)	293,826	(283,882)

Condensed Consolidating Operations for the two-month period ended February 25, 2008 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	54,967	12,816	(2,094)	65,689
Cost of goods sold	-	21,290	3,737	(8,719)	16,308
Selling and administrative expenses	-	40,525	3,058	22	43,605
Research and development expenses	-	3,187	1,601	(22)	4,766
Depreciation and amortization	-	1,112	2,556	-	3,668
Total operating expenses	-	66,114	10,952	(8,719)	68,347
Operating income (loss)	-	(11,147)	1,864	6,625	(2,658)
Financial expenses	-	1,170	19	(1,142)	47
Interest income	-	(1,666)	(1,269)	1,142	(1,793)
Loss (gain) on foreign currency	-	8,314	76	(8,541)	(151)
Total other expenses (income)	-	7,818	(1,174)	(8,541)	(1,897)
Income (loss) before income taxes	-	(18,965)	3,038	15,166	(761)
Income taxes (benefit)	-	3,676	703	63	4,442
Equity in earnings (loss) of subsidiaries	-	17,438	-	(17,438)	-
Net income (loss)	-	(5,203)	2,335	(2,335)	(5,203)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

17.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the five-month period ended February 25, 2008 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	129,669	38,142	(9,232)	158,579
Cost of goods sold	-	37,346	10,869	(9,476)	38,739
Selling and administrative expenses	-	65,595	10,581	22	76,198
Research and development expenses	-	7,826	2,452	(22)	10,256
Depreciation and amortization	-	2,952	6,643	-	9,595
Total operating expenses	-	113,719	30,545	(9,476)	134,788
Operating income	-	15,950	7,597	244	23,791
Financial expenses	-	3,238	41	(3,017)	262
Interest income	-	(5,096)	(3,361)	3,017	(5,440)
Loss (gain) on foreign currency	-	8,267	76	(8,541)	(198)
Total other expenses (income)	-	6,409	(3,244)	(8,541)	(5,376)
Income before income taxes	-	9,541	10,841	8,785	29,167
Income taxes	-	11,682	297	63	12,042
Equity in earnings of subsidiaries	-	19,266	-	(19,266)	-
Net income (loss)	-	17,125	10,544	(10,544)	17,125

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

17.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash Flows for the six-month period ended March 31, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Operating activities
Cash flows from operating activities	(53,291)	183,907	(81,655)	-	48,961
Investing activities
Acquisition of property, plant and equipment	-	(2,296)	(624)	-	(2,920)
Acquisition of intangible assets	-	-	(10)	-	(10)
Intercompany advances	16,662	(94,502)	12,078	65,762	-
Cash flows from investing activities	16,662	(96,798)	11,444	65,762	(2,930)
Financing activities
Repayment of long-term debt	(1,111)	(3,264)	-		(4,375)
Intercompany advances	38,547	(60,215)	87,430	(65,762)	-
Cash flows from the financing activities	37,436	(63,479)	87,430	(65,762)	(4,375)
Foreign exchange gain on cash held in foreign currency		(308)	(1,058)	-	(1,366)
Net increase in cash and cash equivalents	807	23,322	16,161	-	40,290
Cash and cash equivalents, beginning of period	21	26,181	29,903	-	56,105
Cash and cash equivalents, end of period	828	49,503	46,064	-	96,395

Condensed Consolidating Cash Flows for the one-month period ended March 31, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Operating activities
Cash flows from operating activities	(20,628)	(85,280)	28,236	-	(77,672)
Investing activities
Cash used for the acquisition	-	(958,463)	-	-	(958,463)
Acquisition of property, plant and equipment	-	(737)	-	-	(737)
Acquisition of intangible assets	-	-	(15)	-	(15)
Disposal of property, plant and equipment	-	-	-	-	-
Intercompany advances	(950,967)	(38,554)	(671,589)	1,661,110	-
Investments in subsidiaries	(21,020)	(663,674)	-	684,694	-
Cash flows from investing activities	(971,987)	(1,661,428)	(671,604)	2,345,804	(959,215)
Financing activities
Issuance of long-term debt	538,120	96,000	-	-	634,120
Repayment of long-term debt	(6,000)	(21)	(25)	-	(6,046)
Deferred debt issue expenses	(28,658)	(1,887)	-	-	(30,545)
Intercompany advances	14,152	1,646,958	-	(1,661,110)	-
Issue of shares	475,001	21,020	663,674	(684,694)	475,001
Cash flows from the financing activities	992,615	1,762,070	663,649	(2,345,804)	1,072,530
Foreign exchange gain on cash held in foreign currency	-	303	155	-	458
Net increase in cash and cash equivalents	-	15,665	20,436	-	36,101
Cash and cash equivalents, beginning of period	-	-	-	-	-
Cash and cash equivalents, end of period	-	15,665	20,436	-	36,101

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

17.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash flows for the five-month period ended February 25, 2008 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Operating activities
Cash flows from operating activities	-	77,714	(4,469)	-	73,245
Investing activities
Disposal of short-term investments	-	129,958	-	-	129,958
Acquisition of property, plant and equipment	-	(3,063)	(251)	-	(3,314)
Acquisition of intangible assets	-	-	(14)	-	(14)
Intercompany advances	-	4,500	-	(4,500)	-
Cash flows from investing activities	-	131,395	(265)	(4,500)	126,630
Financing activities
Repayment of long-term debt	-	(101)	(120)	-	(221)
Deferred debt issue expenses	-	(889)	-	-	(889)
Intercompany advances	-	-	(4,500)	4,500	-
Stock-based compensation plans cancellation	-	(29,219)	(1,138)	-	(30,357)
Issue of shares	-	224	-	-	224
Cash flows from the financing activities	-	(29,985)	(5,758)	4,500	(31,243)
Foreign exchange gain on cash held in foreign currency	-	64	423	-	487
Net increase in cash and cash equivalents	-	179,188	(10,069)	-	169,119
Cash and cash equivalents, beginning of period	-	150,856	28,816	-	179,672
Cash and cash equivalents, end of period	-	330,044	18,747	-	348,791

18.       Subsequent Event

On April 6, 2009, the Company entered into a license agreement with a leading multi-national company (the “Partner”) whereby the Partner is granted the right to use the active ingredient contained in one of the Company’s commercialized products, LACTEOL, to develop and commercialize new food products that will contain this active ingredient. Under the terms of the agreement, the Partner will have exclusive rights to commercialize these new products. The Company will continue to own all other rights related to the active ingredient, including the right to use the active ingredient and develop, manufacture and commercialize non-food products containing the active ingredient, including pharmaceutical products.

The Partner paid the Company an initial milestone payment equal to CHF 6 million and the Company may receive additional potential milestone payments up to CHF 4 million, as well as certain royalties on the net sales of these new food products.

On May 14, 2009, Teva Pharmaceutical Industries Ltd (“Teva”) announced that the U.S. Food and Drug Administration had approved its Abbreviated New Drug Application (aNDA) for a generic formulation of URSO 250® and URSO Forte®. As previously disclosed by Axcan, the FDA Orange Book listed patent covering the use of URSO 250® and URSO Forte® expired on November 19, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this Quarterly Report. The results of operations for the three-month and six-month periods ended March 31, 2009 and for the one-month period ended March 31, 2008 reflect the results of operations for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries (the Successor) and the results of operations for the two-month and five-month periods ended February 25, 2008 reflect the results of operations for Axcan Pharma Inc. and its consolidated subsidiaries (the Predecessor).

Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms "Axcan", "Company", "we", "us" and "our" refer (i) for periods prior to the consummation of the February 2008 Transactions (as defined in this section), to Axcan Pharma Inc. and its consolidated subsidiaries and (ii) for periods following the consummation of the February 2008 Transactions, to Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

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

Since fiscal year 2005, some wholesalers have changed their business model from one depending on drug price inflation to a fee-for-service arrangement, whereby manufacturers pay wholesalers a fee for inventory management and other services. These fees typically are a percentage of the wholesaler’s purchases from the manufacturer or a fixed charge per item or per unit. The fee-for-service approach results in wholesalers’ compensation being more stable and volume-based as opposed to price-increase based. As a result of the move to a fee-for-service business model, many wholesalers are no longer investing in inventory ahead of anticipated price increases and have reduced their inventories from their historical levels. Under the new model, the consequence of manufacturers using wholesalers is that they now realize the benefit of price increases more rapidly in return for paying wholesalers for the services they provide, on a fee-for-service basis. Fees resulting from distribution services agreement, or DSA, are deducted from gross sales. Currently, we have DSA agreements in place with our three largest U.S. wholesalers.

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

The Transactions (continued)

The February 2008 Transactions (continued)

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

Subsequent to the February 2008 Transactions, we are an indirect wholly-owned subsidiary of Axcan Holdings Inc., or “Holdings”, and Axcan Pharma is our indirect wholly-owned subsidiary.

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

Presentation of Financial Information

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when financial information for the three-month and six-month periods ended March 31, 2008 is presented, including the results of operations, the information presented is the mathematical combination of the relevant financial information of the Predecessor (from October 1, 2007 to February 25, 2008) and the Successor (from Febuary 26, 2008 to March 31, 2008) for such period. This mathematical combination is presented because we believe it assists in a reader’s analysis of our fiscal year 2009 results as compared to our fiscal year 2008 results in comparable time periods. However, this approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the February 2008 Transactions and the lack of substantial debt outstanding of the Predecessor as compared to the Successor. Furthermore, this financial information may not reflect the actual financial results we would have achieved if the February 2008 Transactions had occurred prior to such period and may not be predictive of future financial results.

FINANCIAL OVERVIEW

This discussion and analysis is based on our unaudited interim financial statements as at March 31, 2009 and our audited annual consolidated financial statements as at September 30, 2008 and the related notes thereto reported under U.S. GAAP. For a description of our products, see “Business-Products” in Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission.

For the three-month period ended March 31, 2009, revenue was $120.6 million ($95.9 million for the corresponding period of fiscal year 2008), operating income was $35.8 million (loss of $283.4 million for corresponding period of fiscal year 2008) and net income was $17.1 million (loss of $289.1 million for the corresponding period of fiscal year 2008). For the six-month period ended March 31, 2009, revenue was $224.7 million ($188.8 million for the corresponding period of fiscal year 2008), operating income was $60.8 million (loss of $256.9 million for the corresponding period of fiscal year 2008) and net income was $22.2 million (loss of $266.8 million for the corresponding period of fiscal year 2008). Revenue from sales of our products in the United States was $98.8 million (81.9% of total revenue) for the three-month period ended March 31, 2009, compared to $70.3 million (73.3% of total revenue) for the corresponding period of fiscal year 2008. In Canada, revenue was $6.7 million (5.6% of total revenue) for the three-month period ended March 31, 2009, compared to $8.7 million (9.1% of total revenue) for the corresponding period of fiscal year 2008. In the European Union, revenue was $15.0 million (12.4% of total revenue) for the three-month period ended March 31, 2009, compared to $16.7 million (17.4% of total revenue) for the corresponding period of fiscal year 2008. Revenue from sales of our products in the United States was $178.0 million (79.2% of total revenue) for the six-month period ended March 31, 2009, compared to $135.5 million (71.8% of total revenue) for the corresponding period of fiscal year 2008. In Canada, revenue was $15.5 million (6.9% of total revenue) for the six-month period ended March 31, 2009, compared to $18.2 million (9.6% of total revenue) for the corresponding period of fiscal year 2008. In the European Union, revenue was $31.0 million (13.8% of total revenue) for the six-month period ended March 31, 2009, compared to $34.9 million (18.4% of total revenue) for the corresponding period of fiscal year 2008.

Financial Highlights

(in millions of U.S. dollars)	As at March 31, 2009	As at September 30, 2008
	Successor	Successor
	$	$
Total assets	966.0	944.8
Long-term debt (a)	618.8	622.2
Shareholders’ equity	182.4	165.7
(a) Including the current portion

(in millions of U.S. dollars)	For the three-month period ended March 31, 2009	For the three-month period ended March 31, 2008	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$
Revenue	120.6	95.9	30.2	65.7
EBITDA (a)	50.7	(274.0)	(275.2)	1.2
Adjusted EBITDA (a)	54.1	44.8	10.9	33.9
Net income (loss)	17.1	(289.1)	(283.9)	(5.2)

(in millions of U.S. dollars)	For the six-month period ended March 31, 2009	For the six-month period ended March 31, 2008	For the one-month period ended March 31, 2008	For the five-month period ended February 25, 2008
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$
Revenue	224.7	188.8	30.2	158.6
EBITDA (a)	90.0	(241.6)	(275.2)	33.6
Adjusted EBITDA (a)	96.0	81.0	10.9	70.1
Net income (loss)	22.2	(266.8)	(283.9)	17.1

(a) A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure), for the three month periods ended March 31, 2009 and 2008, is as follows:

(in millions of U.S. dollars)	For the three-month period ended March 31, 2009	For the three-month period ended March 31, 2008	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$
Net income (loss)	17.1	(289.1)	(283.9)	(5.2)
Financial expenses	16.9	7.3	7.2	0.1
Interest income	-	(1.9)	(0.1)	(1.8)
Depreciation and amortization	14.5	8.8	5.1	3.7
Income tax expense (benefit)	2.2	0.9	(3.5)	4.4
EBITDA	50.7	(274.0)	(275.2)	1.2
Transaction, integration and refinancing costs a)	0.8	29.8	6.1	23.7
Stock-based compensation expense b)	2.6	9.0	-	9.0
Acquired in-process research	-	272.4	272.4	-
Inventory stepped-up value expensed	-	7.6	7.6	-
Adjusted EBITDA c)	54.1	44.8	10.9	33.9

(a) A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure), for the six month periods ended March 31, 2009 and 2008, is as follows:

(in millions of U.S. dollars)	For the six-month period ended March 31, 2009	For the six-month period ended March 31, 2008	For the one-month period ended March 31, 2008	For the five-month period ended February 25, 2008
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$
Net income (loss)	22.2	(266.8)	(283.9)	17.1
Financial expenses	36.3	7.5	7.2	0.3
Interest income	(0.3)	(5.5)	(0.1)	(5.4)
Depreciation and amortization	29.0	14.7	5.1	9.6
Income tax expense (benefit)	2.8	8.5	(3.5)	12.0
EBITDA	90.0	(241.6)	(275.2)	33.6
Transaction, integration and refinancing costs a)	1.9	32.6	6.1	26.5
Management fees	0.2	-	-	-
Stock-based compensation expense b)	3.9	10.0	-	10.0
Acquired in-process research	-	272.4	272.4	-
Inventories stepped-up value expenses	-	7.6	7.6	-
Adjusted EBITDA c)	96.0	81.0	10.9	70.1

a)	Represents investment banking and other professional fees associated with the February 2008 Transactions, integration and the refinancing.

b)	Represents stock-based employee compensation expense under the provisions of Statement of Financial Accounting Standards, or SFAS, No.123(R), “Share-based Payments”.

c)
EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this quarterly report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and credit facility further described in the section “Liquidity and Capital Resources—Long-term Debt and New Senior Secured Credit Facility”. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in such indentures and credit facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table sets forth, for the periods indicated, the percentage of revenue represented by items in our consolidated statements of operations:

Three-month period ended March 31, 2009, compared to three-month period ended March 31, 2008

(in millions of U.S. dollars)	For the three-month period ended March 31, 2009	For the three-month period ended March 31, 2008
	Successor	Combined Predecessor/ Successor
	%	%
Revenue	100.0	100.0
Cost of goods sold	24.4	32.8
Selling and administration expenses	26.4	61.9
Research and development expenses	7.5	7.6
Acquired in-process research	0.0	284.0
Depreciation and amortization	12.0	9.2
	70.3	395.5
Operating income (loss)	29.7	(295.5)
Financial expenses	14.0	7.6
Interest income	-	(2.0)
Gain on foreign currency	(0.3)	(0.6)
	13.7	5.0
Income (loss) before income taxes	16.0	(300.5)
Income taxes expense	1.8	0.9
Net income (loss)	14.2	(301.4)

Six-month period ended March 31, 2009, compared to six-month period ended March 31, 2008

(in millions of U.S. dollars)	For the six-month period ended March 31, 2009	For the six-month period ended March 31, 2008
	Successor	Combined Predecessor/ Successor
	%	%
Revenue	100.0	100.0
Cost of goods sold	24.4	28.5
Selling and administration expenses	28.5	48.7
Research and development expenses	7.2	6.8
Acquired in-process research	-	144.3
Depreciation and amortization	12.9	7.8
	73.0	236.1
Operating income (loss)	27.0	(136.1)
Financial expenses	16.2	4.0
Interest income	(0.1)	(2.9)
Gain on foreign currency	(0.1)	(0.3)
	15.9	0.7
Income (loss) before income taxes	11.1	(136.8)
Income taxes expense	1.2	4.5
Net income (loss)	9.9	(141.3)

Overview of Results of Operations

(in millions of U.S. dollars)	For the three-month period ended March 31, 2009	For the three-month period ended March 31, 2008	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008	Change
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$	$	%
Revenue	120.6	95.9	30.2	65.7	24.7	25.8
Cost of goods sold (a)	29.4	31.5	15.2	16.3	(2.1)	(6.7)
Selling and administration expenses (a)	31.8	59.3	15.7	43.6	(27.5)	(46.4)
Research and development expenses(a)	9.1	7.3	2.5	4.8	1.8	24.7
Acquired in-process research	-	272.4	272.4	-	(272.4)	(100.0)
Depreciation and amortization	14.5	8.8	5.1	3.7	5.7	64.8
	84.8	379.3	310.9	68.4	(294.5)	(77.6)
Operating income (loss)	35.8	(283.4)	(280.7)	(2.7)	319.2	112.6
Financial expenses	16.9	7.3	7.2	0.1	9.6	131.5
Interest income	-	(1.9)	(0.1)	(1.8)	1.9	100.0
Gain on foreign currency	(0.4)	(0.6)	(0.4)	(0.2)	0.2	33.3
	16.5	4.8	6.7	(1.9)	11.7	243.8
Income (loss) before income	19.3	(288.2)	(287.4)	(0.8)	307.5	106.7
Income taxes expense	2.2	0.9	(3.5)	4.4	1.3	144.4
Net income (loss)	17.1	(289.1)	(283.9)	(5.2)	306.2	105.9

(a)Exclusive of depreciation and amortization

(in millions of U.S. dollars)	For the six-month period ended March 31, 2009	For the six-month period ended March 31, 2008	For the one-month period ended March 31, 2008	For the five-month period ended February 25, 2008	Change
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$	$	%
Revenue	224.7	188.8	30.2	158.6	35.9	19.0
Cost of goods sold (a)	54.9	53.9	15.2	38.7	1.0	1.9
Selling and administration expenses (a)	64.0	91.9	15.7	76.2	(27.9)	30.4
Research and development expenses(a)	16.1	12.8	2.5	10.3	3.3	25.8
Acquired in-process research	-	272.4	272.4	-	(272.4)	(100.0)
Depreciation and amortization	29.0	14.7	5.1	9.6	14.3	97.3
	164.0	445.7	310.9	134.8	(281.7)	(63.2)
Operating income (loss)	60.7	(256.9)	(280.7)	23.8	317.6	123.6
Financial expenses	36.3	7.5	7.2	0.3	28.8	384.0
Interest income	(0.3)	(5.5)	(0.1)	(5.4)	5.2	94.5
Gain on foreign currency	(0.3)	(0.6)	(0.4)	(0.2)	0.3	50.0
	35.7	1.4	6.7	(5.3)	34.3	2,450.0
Income (loss) before income taxes	25.0	(258.3)	(287.4)	29.1	283.3	109.7
Income taxes expense	2.8	8.5	(3.5)	12.0	(5.7)	(67.1)
Net income (loss)	22.2	(266.8)	(283.9)	17.1	289.0	108.3

(a)Exclusive of depreciation and amortization

Revenue

For the three-month period ended March 31, 2009, revenue was $120.6 million compared to $95.9 million for the corresponding period of the preceding fiscal year, an increase of 25.8%. For the six-month period ended March 31, 2009, revenue was $224.7 million compared to $188.8 for the corresponding period of the preceding fiscal year, an increase of 19.0% These increases in revenue were primarily derived from higher sales in the United States, which amounted to $98.8 million for the three-month period ended March 31, 2009, compared to $70.3 million for the corresponding period of the preceding fiscal year, an increase of 40.5% and $178.0 million for the six-month period ended March 31, 2009 compared to $135.5 million for the corresponding period of the preceding fiscal year, an increase of 31.4%. Approximately 50% of this increase was due to the combined effect of price increases on our products announced in the previous quarter or a change in prescription rates for these products compared to the previous year. The remainder is due to a change in the timing of wholesaler purchases compared to the previous quarter and the previous year.

Sales in the European Union decreased 10.2%, from $16.7 million for the three-month period ended March 31, 2008 to $15.0 million for the three-month period ended March 31, 2009 and decreased 11.2%, from $34.9 million for the six-month period ended March 31, 2008 to $31.0 million for the six-month period ended March 31, 2009. This decline in sales resulted from the negative impact of the currency fluctuation compared to the corresponding period of the preceding fiscal year as the Euro devalued against the U.S. dollar by 11.4% for the three-month period ended March 31, 2009 and 10.3% for the six-month period ended March 31, 2009.

Sales in Canada decreased 23.0%, from $8.7 million for the three-month period ended March 31, 2008, to $6.7 million for the three-month period ended March 31, 2009 and decreased 14.8%, from $18.2 million for the six-month period ended March 31, 2008, to $15.5 million for the six-month period ended March 31, 2009. This decline in sales resulted from the negative impact of the currency fluctuation compared to the corresponding period of the preceding fiscal year as the Canadian dollar devalued against the U.S. dollar by 25% for the three-month period ended March 31, 2009 and 18.0% for the six-month period ended March 31, 2009.

Revenue is stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net revenue adjustments for each significant category:

(in millions of U.S. dollars)	For the three-month period ended March 31, 2009	For the three-month period ended March 31, 2008	Change
	Successor	Combined Predecessor/ Successor
	$	$	$	%
Gross revenue	145.6	112.4	33.2	29.5
Gross-to-net revenue adjustments
Product returns	3.1	2.3	0.8	34.8
Chargebacks	9.2	4.3	4.9	114.0
Contract rebates	9.0	7.1	1.9	26.8
DSA fees	1.1	0.7	0.4	57.1
Discounts and other allowances	2.6	2.1	0.5	23.8
Total gross-to-net revenue adjustments	25.0	16.5	8.5	51.5
Total revenue	120.6	95.9	24.7	25.8

(in millions of U.S. dollars)	For the six-month period ended March 31, 2009	For the six-month period ended March 31, 2008	Change
	Successor	Combined Predecessor/ Successor
	$	$	$	%
Gross revenue	267.9	220.2	47.7	21.7
Gross-to-net revenue adjustments
Product returns	4.2	5.3	(1.1)	(20.8)
Chargebacks	14.4	9.3	5.1	54.8
Contract rebates	17.6	11.7	5.9	50.4
DSA fees	2.0	1.1	0.9	81.8
Discounts and other allowances	5.0	4.0	1.0	25.0
Total gross-to-net revenue adjustments	43.2	31.4	11.8	37.6
Total revenue	224.7	188.8	35.9	19.0

Product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances totalled $25.0 million (17.2% of gross revenue) for the three-month period ended March 31, 2009, and $16.5 million (14.7% of gross revenue) for the three-month period ended March 31, 2008. The increase in total deductions as a percentage of gross revenue for the three-month period ended March 31, 2009, was primarily due to an increase of 2.5% in chargebacks as a result of price increases announced during previous quarter. Product returns, contract rebates, DSA fees, discounts and other allowances totalled $43.2 million (16.1% of gross revenue) for the six-month period ended March 31, 2009 and $31.4 million (14.3% of gross revenue) for the six-month period ended March 31, 2008. The increase in total deductions as a percentage of gross revenue for the six-month period ended March 31, 2009 was primarily due to an increase of contract rebates and chargebacks partly offset by a decrease in product returns. In addition, since the end of the prior quarter, the Company signed DSA agreements with two additional U.S. wholesalers. Due to the timing of signing this agreement, DSA fees in the quarter do not represent full quarter of charges from wholesalers. The Company provides limited price protection under certain circumstances per our DSAs.

Cost of goods sold

Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing costs. We outsource most of our manufacturing requirements. For the three-month period ended March 31, 2009, cost of goods sold decreased $2.1 million (6.7%) to $29.4 million from $31.5 million for the corresponding period of the preceding fiscal year. As a percentage of revenue, cost of goods sold for the three-month period ended March 31, 2009, decreased as compared to the corresponding period of the preceding fiscal year from 32.8% to 24.4%. For the six-month period ended March 31, 2009, cost of goods sold increased $1.0 million (1.9%) to $54.9 million from $53.9 million for the corresponding period of the preceding fiscal year. As a percentage of revenue, cost of goods sold for the six-month period ended March 31, 2009 decreased as compared to the corresponding period of the preceding fiscal year from 28.5% to 24.4%. As part of the purchase price allocation for the Acquisition, the book value of inventory acquired was stepped-up to fair value by $22.7 million as of February 25, 2008. The stepped-up value was recorded in fiscal year 2008 as a charge to cost of goods sold until acquired inventory was sold. During March 2008, $7.6 million of this stepped-up value was expensed. Without this additional charge, cost of goods sold as a percentage of revenue would have been 24.9% for the three-month period ended March 31, 2008, and 24.5% for the six-month period ended March 31, 2008, compared to 24.4% and 24.4% for the same periods of corresponding period of fiscal year 2009.

Selling and administrative expenses

Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the three-month period ended March 31, 2009, selling and administrative expenses decreased $27.5 million (46.4%) to $31.8 million from $59.3 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2009, selling and administrative expenses decreased $27.9 million (30.4%) to $64.0 million from $91.9 million.  The decreases in selling and administrative expenses are largely attributable to the portion of investment banking and other professional fees charged to operations, amounting to $29.8 million, and the selling and administrative portion of additional stock-based compensation expenses amounting to $6.1 million, for the three-month period ended March 31, 2008, incurred in relation to the Acquisition and partially offset by an increase in sales force and direct marketing expense as well as the impact of foreign currency fluctuation.

Research and development expenses

Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the three-month period ended March 31, 2009, research and development expenses increased $1.8 million (24.7%) to $9.1 million, from $7.3 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2009, research and development expenses increased $3.3 million (25.8%) to $16.1 million from $12.8 million. These increases are mainly due to the development work on pancreatic enzyme products and European clinical trial costs for PYLERA compared to the corresponding period of the previous fiscal year partially offset by the effect of foreign currency on some of our expenses denominated in Canadian dollars and in Euros.

Acquired in-process research

The acquired in-process research of $272.4 million for the three-month and six-month periods ended March 31, 2008, relates to the intangible assets acquired in the Acquisition. The acquired in-process research represents the estimated fair value of acquired in-process R&D projects that had not yet reached technological feasibility at the time of the Acquisition and had no alternative future use. Accordingly, this amount was immediately expensed upon the Acquisition date. The value assigned to purchased in-process technology is mainly attributable to the following projects: CANASA MAX-002, pancreatic enzymes, PYLERA in the European Union, AGI-010 and Cx401.

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three-month period ended March 31, 2009, depreciation and amortization increased $5.7 million (64.8%) to $14.5 million from $8.8 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2009, depreciation and amortization increased $14.3 million (97.3%) to $29.0 million from $14.7 million. These increases are due to the amortization of the stepped-up value of the intangible assets which were classified as intangible assets with a finite life, following the February 2008 Transactions.

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the three-month period ended March 31, 2009, financial expenses increased $9.6 million (131.5%) to $16.9 million from $7.3 million for the corresponding period of the preceding fiscal year. This increase is mainly due to the increase of $9.5 million $15.4 million from $5.9 million for the preceding fiscal year in interest on long-term debt and the increase of $0.1 million to $1.2 million from $1.1 million for the preceding fiscal year in amortization of deferred debt issue expenses on the long-term debt incurred to fund the February 2008 Transactions. For the six-month period ended March 31, 2009, financial expenses increased $28.8 million (384.0%) to $36.3 million from $7.5 million for the corresponding period of the preceding fiscal year This increase is mainly due to an increase of $27.0 million to $32.9 million from $5.9 million for the preceding fiscal year due to the length of time the debt was outstanding in the comparable period last year. The increase of $1.4 million to $2.5 million from $1.1 million for the preceding fiscal year in amortization of deferred debt issue expenses on the long-term debt was also due to the length of time the debt was outstanding in the comparable period last year.

Interest income

For the three-month period ended March 31, 2009, total interest income decreased $1.9 million (100%) for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2009, total interest income decreased $5.2 million (94.5%) to $0.3 million from $5.5 million for the corresponding period of the preceding fiscal year. This decrease is mainly due to the reduction in short-term investments resulting from the use of cash on hand for the February 2008 Transactions.

Income taxes

For the three-month period ended March 31, 2009, income taxes expense amounted to $2.2 million, compared to $0.9 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2009, income tax expense amounted $2.8 million compared to $8.5 million for the corresponding period of the preceding fiscal year. The effective tax rate was 11.5% for the three-month period ended March 31, 2009, compared to minus 0.3% for the three-month period ended March 31, 2008. For the six-month period ended March 31, 2009, the effective tax rates were 11.3% , compared to minus 3.3% for the six-month period ended March 31, 2008. The effective tax rate for the three-month and six-month periods ended March 31, 2009, are affected by a number of elements, the most important being the difference in foreign tax rates which has an important impact on the effective tax rate at this net income level. The effective tax rates for the three-month and six-month periods ended March 31, 2008 were also greatly affected by the non-deductable nature of the acquired in-process research expense amounting to $272.4 million resulting from the Acquisition and the unrecognized tax benefits. If the effect of the acquired in-process research were removed, the effective tax rates would have been minus 5.7% for the three-month period ended March 31, 2008, and 60.3% for the six-month period ended March 31, 2008. Furthermore, unrecognized tax benefits totalling $3.3 million have an impact of 20.9% on the effective tax rate for the three-month period ended March 31, 2008 and 23.4% on the effective tax rate for the six-month period ended March 31, 2008. Without the effects of the acquired in-process research and the unrecognized tax benefits, the effective tax rates would be 15.2% for the three-month period ended March 31, 2008, and 36.9% for the six-month period ended March 31, 2008.

Net income

Net income was $17.1 million for the three-month period ended March 31, 2009, compared to a net loss of $289.1 million for the corresponding period of the preceding fiscal year and $22.2 million for the six-month period ended March 31, 2009 compared to a net loss of $266.8 million for the corresponding period of the preceding fiscal year. The increases in net income resulted mainly from a decrease in operating expenses of $294.5 million for the three-month period and $281.7 million for the six-month period ended March 31, 2009, largely affected by the acquired in-process research expense of $272.4 million in fiscal year 2008 and an increase in revenue of $24.7 million for the three-month period and $35.9 million for the six-month period ended March 31, 2009 which were partly offset by an increase financial expenses of $9.7 million for the three-month period and $28.8 million for the six-month period ended March 31, 2009.

Balance Sheets as at September 30, 2008 and March 31, 2009

The following table summarizes balance sheet information as at March 31, 2009, compared to September 30, 2008.

(in millions of U.S. dollars)	March 31, 2009	September 30, 2008	Change
	$	$	$	%
Cash, cash equivalents and short-term investments	96.4	56.1	40.3	71.8
Current assets	230.1	177.0	53.1	30.0
Total assets	966.0	944.8	21.2	2.2
Current liabilities	97.3	99.3	(2.0)	(2.0)
Long-term debt	605.7	611.2	(5.5)	(0.9)
Total liabilities	783.6	779.1	4.5	(0.6)
Shareholders’ equity	182.4	165.7	16.7	10.1

Working capital	132.8	77.7	55.1	70.9

Our cash, cash equivalents and short-term investments increased by $40.3 million (71.8%) to $96.4 million as at March 31, 2009, from $56.1 million at September 30, 2008.  As at March 31, 2009, working capital was $132.8 million, compared to $77.7 million at September 30, 2008, an increase of $55.1 million (70.9%). These increases were mainly due to cash flow generated from operations.

Total assets increased $21.2 million (2.2%) to $966.0 million as at March 31, 2009, from $944.8 million as at September 30, 2008. Shareholders’ equity increased $16.7 million (10.1%) to $182.4 million as at March 31, 2009, from $165.7 million as at September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our research and development expenses totalled $9.1 million for the three-month period ended March 31, 2009, compared to $7.3 million for the corresponding period of the preceding fiscal year. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.

Contractual Obligations and Other Commitments

The following table summarizes our significant contractual obligations as at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes amounts already recorded on the balance sheet as current liabilities at March 31, 2009, and certain other purchase obligations as discussed below:

	For the twelve-month period ending March 31,
(in millions of U.S. dollars)	2010	2011	2012	2013	2014 and thereafter
	$	$	$	$	$
Long-term debt	13.1	13.1	17.5	21.9	563.6
Operating leases	2.3	1.7	1.2	1.0	1.1
Other commitments	8.6	0.6	0.3	0.0	0.0
	24.0	15.4	19.0	22.9	564.7

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

The Company also obtained a Credit Facility for a total of $290,000,000 composed of term loans totalling $175,000,000 and a revolving credit facility of $115,000,000 (“Credit Facility”). The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at March 31, 2009, $175,000,000 of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as further disclosed in our Consolidated Financial Statements. The Credit Facility requires the Company to meet certain financial covenants, which were met as at March 31, 2009. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of these events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ending September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility), and 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions.

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

Operating Leases

We have various long-term operating lease agreements for office space, automotive equipment and other equipment. During the quarter, the Company signed a five-year operating lease for additional spaces in Bridgewater, New Jersey and renewed its office lease in Birmingham, Alabama for an additional three-year period. The latest expiry date for these agreements is in 2014.

Other Commitments

Other operating commitments consist primarily of amounts relating to administrative services, clinical studies and other research and development services.

Related Party Transactions

As at March 31, 2009, we have cash advances receivable from our parent company Axcan MidCo Inc. amounting to $133.2 million and related interest receivable amounting to $9.0 million and have interest income amounting to $3.0 million for the three-month period ended March 31, 2009 and $6.0 million for the six month period ended March 31, 2009. These transactions have been recorded as equity transactions in reduction of our shareholders’ equity, net of taxes amounting to $2.1 million in the case of the interest income.

We paid fees to a shareholding company amounting to $0.9 million for the three-month period and $1.7 million for the six-month period ended March 31, 2009. These fees were accounted for as selling and administrative expenses for $0.2 million for the three-month and six-month periods ended March 31, 2009 and as a receivable from the parent company for $0.7 million for the three-month period and $1.5 million for the six-month period ended March 31, 2009.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the three-month period ended March 31, 2009	For the three-month period ended March 31, 2008	For the one-month period ended March 31, 2008	For the two-month period ended February 25, 2008	Change
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$	$
Cash provided (used) by operating activities	10.0	(14.6)	(77.7)	63.0	24.6
Cash provided (used) by investing activities	(1.6)	(953.1)	(959.2)	6.1	951.5
Cash provided (used) by financing activities	(2.2)	1,041.2	1,072.5	(31.3)	(1,043.4)

(in millions of U.S. dollars)	For the six-month period ended March 31, 2009	For the six-month period ended March 31, 2008	For the one-month period ended March 31, 2008	For the five-month period ended February 25, 2008	Change
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$	$
Cash provided (used)by operating activities	49.0	(4.5)	(77.7)	73.2	53.5
Cash provided (used) by investing activities	(2.9)	(832.6)	(959.2)	126.6	829.7
Cash provided (used) by financing activities	(4.4)	1,041.3	1,072.5	(31.2)	(1,045.7)

Cash flows from operating activities increased $24.6 million from $14.6 million of cash used in the three-month period ended March 31, 2008 to $10.0 million of cash provided for the three-month period ended March 31, 2009. Cash flows from operating activities increased $53.5 million from $4.5 million of cash used in the six-month period ended March 31, 2008, to $49.0 million in the six-month period ended March 31, 2009. The cash provided by operating activities is mainly due to the increase in net income affected by the transition costs related to the Acquisition in 2008.

Cash flows used by investing activities decreased by $951.5 million from $953.1 million of cash used in the three-month period ended March 31, 2008 to $1.6 million of cash used in the three-month period ended March 31, 2009. Cash flows used by investing activities decreased  by $829.7 million from $832.6 million of cash used  in the six-month period ended March 31, 2008, to $2.9 million of cash used in the six-month period ended March 31, 2009. Cash flows used by investing activities decreased mainly due to the net cash used to fund the Acquisition in the six-month period ended March 31, 2008.

Cash flows provided by financing activities decreased $1,043.4 million from $1,041.2 million of cash provided in the three-month period ended March 31, 2008 to $2.2 million of cash used in the three-month period ended march 31, 2009. Cash flows provided by financing activities decreased $1,045.7 million from $1,041.3 million of cash provided in the six-month period ended March 31, 2008 to $4.4 million of cash used in the six-month period ended March 31, 2009. Cash flows provided by financing activities decreased mainly due to the  issue of common shares for cash consideration of $475.0 million and the proceeds from the issuance of long-term debt for an amount of $634.1 million to fund the Acquisition less the debt issue expenses amounting to $31.4 million in the six-month period ended March 31, 2008

Accounting policies that we consider to be significant in determining our results of operations and financial condition have been disclosed in “Item 8 Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There has been no material changes to those policies that we consider to be significant since the filing of our Annual Report on Form 10-K. The accounting principles utilized by us in preparing our consolidated financial statements conform in all material respects to U.S. GAAP.

CHANGES IN ACCOUNTING STANDARDS

See note 3 to our consolidated financial statements in Item 1 of Part I for a description of recently issued accounting standards, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

Subsequent Event

On April 6, 2009, the Company entered into a license agreement with a leading multi-national company (the “Partner”) whereby the Partner is granted the right to use the active ingredient contained in one of the Company’s commercialized products, LACTEOL, to develop and commercialize new food products that will contain this active ingredient. Under the terms of the agreement, the Partner will have exclusive rights to commercialize these new products. The Company will continue to own all other rights related to the active ingredient, including the right to use the active ingredient and develop, manufacture and commercialize non-food products containing the active ingredient, including pharmaceutical products.

The Partner paid the Company an initial milestone payment equal to CHF 6 million and the Company may receive additional potential milestone payments up to CHF 4 million, as well as certain royalties on the net sales of these new food products.

On May 14, 2009, Teva Pharmaceutical Industries Ltd (“Teva”) announced that the U.S. Food and Drug Administration had approved its Abbreviated New Drug Application (aNDA) for a generic formulation of URSO 250® and URSO Forte®. As previously disclosed by Axcan, the FDA Orange Book listed patent covering the use of URSO 250® and URSO Forte® expired on November 19, 2007.

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which is incorporated herein by reference. As of March 31, 2009, our exposure to market risk has not changed materially since September 30, 2008.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Except for the updated risk factor related to generic competition with our URSO product lines described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

We no longer have patent protection for our URSO product lines in the United States and Canada. Teva has announced that the U.S. Food and Drug Administration approved its aNDA to sell a generic formulation of our URSO250 mg and Forte product lines marketed in the Unites States. Sales of generic formulations of our URSO products could lead to a significant reduction in our sales of these products .

On November 19, 2007, our U.S. patent covering URSO 250 / URSO FORTE’s use in the treatment of Primary Biliary Cirrhosis expired. In addition, the validity of our Canadian patent for the similar use of URSO and URSO DS in Canada was successfully challenged in 2006 by Pharmascience Inc., a generic product manufacturer, under the Notice of Compliance Regulation procedures of Health Canada. Therefore, these products no longer benefit from any effective patent protection or other form of regulatory protection or exclusivity in the United States or Canada. On May 14, 2009, Teva announced that the U.S. Food and Drug Administration had approved its aNDA for a generic formulation of URSO 250 and URSO Forte.

As a result, competition from generic products that treat the same conditions may increase. Sales of generic products in Canada have already had a negative sales impact on our Canadian sales of URSO / URSO DS; this trend is expected to continue going forward. Sales of generic formulations of our URSO 250 / URSO FORTE product line, which made up approximately 24.2% of our total revenues in fiscal year 2008, by Teva or others could significantly reduce our sales of these products and could have a material adverse effect on our results of operations and financial condition.

We have or may undertake certain product lifecycle management initiatives to continue to develop improvements to our ursodiol franchise. See “Item 1. Business—Business Strategy” and “Business—Products” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There is no assurance, however, that any of these improvements will allow us to maintain sales of URSO at historic levels, and generic sales could have a significant negative impact on our sales of URSO.

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCAN INTERMEDIATE HOLDINGS INC.

Date: May 15, 2009	BY:	/s/ Steve Gannon
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.