Form 10-Q
period 2009-06-30
Axcan Intermediate Holdings Inc.
filed 2009-08-14
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009

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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time).

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
Yes ☐ No ☒

As of August 14, 2009, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Axcan MidCo Inc.

AXCAN INTERMEDIATE HOLDINGS INC.

INDEX

PART I. FINANCIAL INFORMATION	5

Item 1.	Financial Statements.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31

Item 3.	Quantitative And Qualitative Disclosure About Market Risk	43

Item 4T.	Controls and Procedures	43

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)

	Successor June 30, 2009	Successor September 30, 2008
	(unaudited)	(audited)
Assets	$	$
Current assets
Cash and cash equivalents	139,801	56,105
Accounts receivable, net	55,963	42,513
Accounts receivable from the parent company (Note 17)	300	987
Income taxes receivable	1,980	17,743
Inventories (Note 5)	44,629	37,671
Prepaid expenses and deposits	2,340	3,347
Deferred income taxes	22,424	18,614
Total current assets	267,437	176,980
Property, plant and equipment, net (Note 6)	35,565	34,675
Intangible assets, net (Note 7)	432,843	528,376
Goodwill	165,299	165,014
Other long-term assets	-	449
Deferred debt issue expenses, net of accumulated amortization of $7,924 ($4,201 as at September 30, 2008)	26,656	30,378
Deferred income taxes	10,513	8,940
Total assets	938,313	944,812
Liabilities
Current liabilities
Accounts payable and accrued liabilities	94,230	78,667
Income taxes payable	9,351	7,653
Installments on long-term debt	13,125	10,938
Deferred income taxes	764	2,042
Total current liabilities	117,470	99,300
Long-term debt (Note 10)	602,908	611,246
Other long-term liabilities	8,852	1,242
Deferred income taxes	41,659	67,354
Total liabilities	770,889	779,142
Shareholders’ Equity
Capital Stock
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding	1	1
Deficit	(288,930)	(289,264)
Note receivable from the parent company (Note 17)	(133,154)	(133,154)
Additional paid-in capital	619,407	617,255
Accumulated other comprehensive loss	(29,900)	(29,168)
Total shareholders’ equity	167,424	165,670
Total liabilities and shareholders’ equity	938,313	944,812

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements of the Successor.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Operations

(in thousands of U.S. dollars)
(unaudited)

	Successor				Predecessor
	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	For the nine-month period ended June 30, 2009	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Net product sales	100,806	96,489	325,545	126,701	158,579
Other revenue	5,221	-	5,221	-	-
Total revenue	106,027	96,489	330,766	126,701	158,579
Cost of goods sold (a)	22,093	38,098	76,950	53,347	38,739
Selling and administrative expenses (a)(Note 11)	28,573	37,955	92,437	53,662	76,198
Management fees (Note 17)	4,756	-	4,899	-	-
Research and development expenses (a)	10,701	6,290	26,840	8,796	10,256
Acquired in-process research	-	-	-	272,400	-
Depreciation and amortization	14,836	16,546	43,788	21,624	9,595
Partial write-down of intangible assets	55,665	-	55,665	-	-
Total operating expenses	136,624	98,889	300,579	409,829	134,788
Operating income (loss)	(30,597)	(2,400)	30,187	(283,128)	23,791
Financial expenses (Note 11)	16,723	16,922	52,955	24,122	262
Interest income	(18)	(298)	(277)	(443)	(5,440)
Other income	(3,500)	-	(3,500)	-	-
Gain on foreign currency	(866)	(51)	(1,121)	(463)	(198)
Total other expenses (income)	12,339	16,573	48,057	23,216	(5,376)
Income (loss) before income taxes	(42,936)	(18,973)	(17,870)	(306,344)	29,167
Income taxes expense (benefit)	(21,528)	(10,362)	(18,704)	(13,851)	12,042
Net income (loss)	(21,408)	(8,611)	834	(292,493)	17,125

(a) Excluding depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements of the Successor.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Shareholders’ Equity and Comprehensive Income

(in thousands of U.S. dollars, except share related data)
(unaudited)

	Successor				Predecessor
	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	For the nine-month period ended June 30, 2009	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008
Common shares (number)
Balance, beginning of period	100	100	100	-	55,359,652
Shares issued for cash at inception	-	-	-	100	-
Shares issued pursuant to the stock incentive plans for cash	-	-	-	-	17,299
Balance, end of period	100	100	100	100	55,376,951
	$	$	$	$	$
Common shares
Balance, beginning of period	1	1	1	-	395,888
Shares issued for cash at inception	-	-	-	1	-
Stock-based compensation on exercised options	-	-	-	-	41
Shares issued pursuant to the stock incentive plans for cash	-	-	-	-	224
Balance, end of period	1	1	1	1	396,153
Retained earnings (deficit)
Balance, beginning of period	(267,022)	(283,882)	(289,264)	-	249,371
Stock-based compensation cancellation	-	-	-	-	(8,821)
Dividends paid	(500)	-	(500)	-	-
Net income (loss)	(21,408)	(8,611)	834	(292,493)	17,125
Balance, end of period	(288,930)	(292,493)	(288,930)	(292,493)	257,675
Additional paid-in capital
Balance, beginning of period	619,087	607,739	617,255	-	9,089
Shares issued for cash at inception	-	-	-	608,154	-
Stock-based compensation expense	1,494	5,539	5,455	5,539	7,474
Stock-based compensation on exercised options	-	-	-	-	(41)
Stock-based compensation cancellation	(148)	-	(148)	-	(16,395)
Income tax deduction on stock options exercise	-	-	-	-	(127)
Foreign currency translation adjustments	26	-	-	-	-
Interest receivable from the parent company	(3,004)	(2,996)	(9,013)	(4,181)	-
Interest income from the parent company, net of taxes of ($1,052, $1,049, $3,155 and $1,464)	1,952	1,947	5,858	2,717	-
Balance, end of period	619,407	612,229	619,407	612,229	-
9.05% Note receivable from the parent company
Balance, beginning of period	(133,154)	(133,154)	(133,154)	-	-
9.05% Note receivable from the parent company	-	-	-	(133,154)	-
Balance, end of period	(133,154)	(133,154)	(133,154)	(133,154)	-
Accumulated other comprehensive income (loss)
Balance, beginning of period	(36,550)	9,399	(29,168)	-	35,849
Hedging contracts adjustments, net of taxes benefits (expenses) [$27, ($198), $214, and ($198)]	(49)	880	(397)	368	-
Foreign currency translation adjustments	6,699	2,993	(335)	12,904	5,724
Balance, end of period	(29,900)	13,272	(29,900)	13,272	41,573
Total shareholders’ equity	167,424	199,855	167,424	199,855	695,401
Comprehensive income (loss)
Other comprehensive income (loss)	6,650	3,873	(732)	13,272	5,724
Net income (loss)	(21,408)	(8,611)	834	(292,493)	17,125
Total comprehensive income (loss)	(14,758)	(4,738)	102	(279,221)	22,849

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements of the Successor.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Cash Flows

(in thousands of U.S. dollars)
(unaudited)

	Successor				Predecessor
	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	For the nine-month period ended June 30, 2009	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Operating activities
Net income (loss)	(21,408)	(8,611)	834	(292,493)	17,125
Non-cash items
Non-cash financial expenses	1,758	2,335	5,265	3,596	-
Inventories stepped-up value expensed	-	15,143	-	22,714	-
Depreciation and amortization	14,836	16,546	43,788	21,624	9,595
Acquired in-process research	-	-	-	272,400	-
Stock-based compensation expense	1,494	5,539	5,455	5,539	7,474
Partial write-down of intangible assets	55,665	-	55,665	-	-
Loss on write-down of assets	96	-	117	-	-
Foreign currency fluctuations	318	550	2,132	(897)	(67)
Change in fair value of derivatives	(58)	-	815	-	-
Deferred income taxes	(29,052)	(12,142)	(32,413)	(15,501)	432
Accounts receivable from the parent company	2,291	-	687	-	-
Changes in working capital items
Accounts receivable	13,391	9,116	(14,012)	9,587	(12,340)
Income taxes receivable	(1,793)	3,857	15,347	504	(5,929)
Inventories	(7,374)	(2,892)	(7,920)	(6,918)	(3,803)
Prepaid expenses and deposits	171	651	932	763	(49)
Accounts payable and accrued liabilities	13,656	1,749	17,527	(62,089)	67,865
Income taxes payable	4,969	(3,104)	3,702	(7,764)	(7,058)
Cash flows from operating activities	48,960	28,737	97,921	(48,935)	73,245
Investing activities
Disposal of short-term investments	-	-	-	-	129,958
Acquisition of property, plant and equipment	(2,462)	(1,080)	(5,382)	(1,817)	(3,314)
Acquisition of intangible assets	-	(13)	(10)	(28)	(14)
Net cash used for the acquisition (Note 4)	-	-	-	(958,463)	-
Cash flows from investing activities	(2,462)	(1,093)	(5,392)	(960,308)	126,630
Financing activities
Long-term debt	-	-	-	634,120	-
Repayment of long-term debt	(3,281)	(2,409)	(7,656)	(8,455)	(221)
Advances from the parent company	-	3,975	-	3,975	-
Deferred debt issue expenses	-	(5,815)	-	(36,360)	(889)
Stock-based compensation plan cancellation	(148)	-	(148)	-	(30,357)
Issue of shares	-	-	-	475,001	224
Dividends paid	(500)	-	(500)	-	-
Cash flows from financing activities	(3,929)	(4,249)	(8,304)	1,068,281	(31,243)
Foreign exchange gain (loss) on cash held in foreign currencies	837	(23)	(529)	435	487
Net increase in cash and cash equivalents	43,406	23,372	83,696	59,473	169,119
Cash and cash equivalents, beginning of period	96,395	36,101	56,105	-	179,672
Cash and cash equivalents, end of period	139,801	59,473	139,801	59,473	348,791
Additional information
Interest received	13	333	324	573	4,507
Interest paid	2,037	7,507	32,981	7,541	11
Income taxes received	-	-	16,761	-	-
Income taxes paid	3,222	133	11,579	8,048	24,080

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
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

1.	Governing Statutes, Description of Business and Basis of Presentation

Axcan Intermediate Holdings Inc., a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware and its subsidiaries (together the “Company” or the “Successor”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary, of all of the outstanding common shares of Axcan Pharma Inc. (the “February 2008 Transactions”) a company incorporated under the Canada Business Corporation Act (the “Predecessor”). The Company is involved in the research, development, production and distribution of pharmaceutical products mainly in the field of gastroenterology. Prior to the February 2008 Transactions, Axcan Intermediate Holdings Inc. had no independent operations or assets. Accordingly, the financial information is presented separately for the period prior to the completion of the February 2008 Transactions and the period after the completion of the February 2008 Transactions, which relate to the accounting periods preceding and succeeding the completion of the February 2008 Transactions. The financial information presented for the Predecessor is the financial information for Axcan Pharma Inc. and its consolidated subsidiaries and the financial information presented for the Successor is the financial information for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries. The financial information as of June 30, 2009 and for the Successor’s periods is not comparable to the financial information of the Predecessor because of the new basis of accounting resulting from the February 2008 Transactions. The results of operations for the Predecessor periods and the Successor periods should not be considered representative of the Company’s future results of operations.

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are presented in U.S. dollars, the reporting currency.

2.	Significant Accounting Policies

The accompanying unaudited financial statements are prepared in accordance with “U.S. GAAP” for interim financial statements and do not include all the information required for complete financial statements. They are consistent with the policies outlined in the Company’s audited financial statements for the fiscal year ended September 30, 2008. The interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2008. When necessary, the financial statements include amounts based on informed estimates and best judgment of management. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operation for the periods shown. Certain prior period amounts have been reclassified to conform to the current period presentation. All intercompany transactions and balances have been eliminated on consolidation. Further in connection with the preparation of these financial statements and in accordance with the recently issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”), the Company evaluated significant events after the balance sheet date of June 30, 2009 through August 14, 2009, the date of issuance of these financial statements.

3.	Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not anticipate that the adoption of the provisions of this statement will have a material impact on its consolidated financial statement footnote disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009 with early adoption prohibited. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 167 on its consolidated financial statements.

In June 2009, the SEC Staff issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 amends or  rescinds portions of the SEC staff’s interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with SFAS 141-R, “Business Combinations” and SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of the provisions of this standard did not have a material impact on the Company’s consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

3.	Recently Issued Accounting Standards (continued)

In April 2009, FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements of publicly traded companies. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) and FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The adoption of this FSP did not have a material impact on its consolidated financial statements since the Company has provided disclosures about fair value of financial instruments in its interim financial statements prior to the issuance of this FSP.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which provide additional guidance to provide greater clarity about the credit and non-credit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 157-4. The Company has elected to early adopt this FSP and the adoption of the provisions of this FSP did not have a material impact on its consolidated financial statements.

In April 2009, the SEC Staff issued Staff Accounting Bulletin No. 111 (“SAB 111”) which aligns SEC regulations to the newly issued accounting standards (FSP FAS 115-1 and FAS 124-2) on accounting for other-than-temporary impairments for marketable debt securities. SAB  111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No.161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the provisions of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements (see Note 15).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements and is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), that deferred the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS No. 157 in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company has adopted SFAS 157 in accordance with FSP 157-2 and FSP 157-3. The adoption of SFAS 157 for financial assets and liabilities carried at fair value did not have a material impact on its consolidated financial statements (see Note 16).

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

5.	Inventories

	Successor June 30, 2009	Successor September 30, 2008
	$	$
Raw material and packaging material	9,325	8,177
Work in progress	989	1,867
Finished goods	34,315	27,627
	44,629	37,671

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

6.	Property, Plant and Equipment

	Successor
	June 30, 2009
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,255	-	2,255
Buildings	21,767	2,386	19,381
Furniture and equipment	6,307	1,923	4,384
Computer equipment	11,886	3,488	8,398
Leasehold and building improvements	1,150	3	1,147
	43,365	7,800	35,565

	Successor
		September 30, 2008
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,257	-	2,257
Buildings	21,066	1,213	19,853
Furniture and equipment	5,471	936	4,535
Automotive equipment	9	9	-
Computer equipment	9,739	1,716	8,023
Leasehold and building improvements	9	2	7
	38,551	3,876	34,675

7.	Intangible Assets

	Successor
			June 30, 2009
	Cost		Accumulated amortization		Net
	$		$		$

Trademarks, trademark licenses and manufacturing rights with finite life		487,950		55,107		432,843

	Successor
			September 30, 2008
	Cost		Accumulated amortization		Net
	$		$		$

Trademarks, trademark licenses and manufacturing rights with finite life		559,146		30,770		528,376

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

8.	Partial Write-Down of Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstance indicate that the carrying value might not be recoverable. As a result of certain factors related to the ongoing marketing of certain of our products including the approval of a generic formulation of URSO 250 and URSO FORTE, the Company reviewed the carrying amount of its intangible assets specifically related to its products. Based on a discounted cash-flow analysis and market prices, the Company concluded that a $55,665,000 reduction to the carrying value of  its intangible assets totalling $83,709,000 prior to the write-down was required. In addition, the remaining amortizable life of these intangible assets was reduced to periods ranging from 6 months to 14 years.

9.	Segmented Information

The Company operates in a single field of activity, the pharmaceutical industry.

The Company operates in the following geographic areas:

	Successor				Predecessor
	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	For the nine-month period ended June 30, 2009	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Total revenue
United States
Domestic sales	79,613	69,265	254,821	90,074	112,146
Foreign sales	1,018	1,348	3,768	1,681	2,221
Canada
Domestic sales	7,498	9,001	22,969	11,866	15,302
Foreign sales	118	-	165	-	-
European Union
Domestic sales	16,515	14,590	43,443	19,921	24,608
Foreign sales	1,103	2,255	5,154	3,078	4,093
Other	162	30	446	81	209
	106,027	96,489	330,766	126,701	158,579

Revenue is attributed to geographic areas based on the country of origin of the sales

	Successor June 30, 2009	Successor September 30, 2008
	$	$
Property, plant, equipment and intangible assets
Canada	339,693	352,974
United States	47,681	106,526
European Union	81,034	86,751
Other	-	16,800
	468,408	563,051

	Successor June 30, 2009	Successor September 30, 2008
	$	$
Goodwill
Canada	61,886	61,548
United States	91,400	91,400
European Union	12,013	12,066
	165,299	165,014

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

10.	Long-Term Debt

	Successor June 30, 2009	Successor September 30, 2008
	$	$
Senior notes secured by substantially all of the present and future assets of the Company, bearing interest at 9.25% and maturing in March 2015	225,662	225,360

Term loans of $162,969,000 at June 30, 2009, $112,969,000 bearing interest at the one-month British Banker Association LIBOR (0.31% as at June 30, 2009) and $50,000,000 bearing interest at the three-month British Banker Association LIBOR (0.60% as at June 30, 2009), $170,625,000 at September 30, 2008 bearing interest at the three-month British Banker Association LIBOR (3.76% as at September 30, 2008), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2014, subject to interest rate swap agreements as further disclosed in Note 15
	157,729	164,400
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	232,642	232,424
	616,033	622,184
Installments due within one year	13,125	10,938
	602,908	611,246

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

The Company also obtained a Credit Facility for a total amount of $290,000,000 composed of term loans totaling $175,000,000 and of a revolving credit facility of $115,000,000 (“Credit Facility”). The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at June 30, 2009, $175,000,000 of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as disclosed in Note 15. The Credit Facility requires the Company to meet certain financial covenants, which were met as at June 30, 2009. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of their events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ending September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility), and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestment rights and certain other exceptions.

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

Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

	$

2010		13,125
2011		14,219
2012		18,594
2013		41,563
2014		75,469
Thereafter		462,975
		625,945
Unamortized original issuance discount		9,912
		616,033

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

11.	Financial Information in the Consolidated Operations

a)	Financial expenses

	Successor				Predecessor
	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	For the nine-month period ended June 30, 2009	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Interest on long-term debt (including amortization of original issuance discount of ($515, $475, $1,542 and $635)	15,006	14,803	46,921	20,733	14
Interest and bank charges	72	109	562	131	76
Interest rate swaps	239	-	1,212	-	-
Financing fees	163	150	537	297	172
Amortization of deferred debt issue expenses	1,243	1,860	3,723	2,961	-
	16,723	16,922	52,955	24,122	262

b)	Other information

	Successor				Predecessor
	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	For the nine-month period ended June 30, 2009	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Rental expenses	794	830	2,112	1,159	1,052
Shipping and handling expenses	1,626	1,491	5,747	2,127	2,263
Advertizing expenses	2,663	4,010	11,425	5,633	4,628
Depreciation of property, plant and equipment	1,517	1,717	4,481	2,273	2,526
Amortization of intangible assets	13,319	14,829	39,307	19,351	7,069
Stock-based compensation expense	1,494	5,539	5,455	5,539	10,046
Transaction and integration costs	599	2,901	2,536	8,980	26,489

c)	Employee benefit plan

A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. The Company charged to operations contributions to the plan totaling $155,000 for the three-month period and $406,000 for the nine-month period ended June 30, 2009 ($132,000 for the three-month period ended June 30, 2008, $153,000 for the four-month period ended June 30, 2008, and $218,000 for the five-month period ended February 25, 2008).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

12.	Uncertain Tax Positions

Effective October 1, 2007, the Predecessor adopted the provisions of FASB Interpretation (“FIN”) No. 48. “Accounting for Uncertainty in income taxes, an interpretation of FASB Statement No.109”. Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN No. 48 did not have a material impact on the Company’s consolidated financial position and results of operations, and a cumulative effect adjustment to the opening balance of retained earnings was not necessary. As at September 30, 2008, the Company had unrecognized tax benefits of $10,446,000 of which $9,666,000 would be treated as a reduction of goodwill if subsequently recognized. As at June 30, 2009, the Company had unrecognized tax benefits of $9,711,000 of which $9,190,000 would be treated as a reduction of goodwill and $521,000 would favorably impact the Company’s effective tax rate if subsequently recognized.

The following table presents a summary of the changes to unrecognized tax benefits:

	Successor				Predecessor
	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	For the nine-month period ended June 30, 2009	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008
	$	$	$	$	$
Balance, beginning of period	8,973	2,015	10,446	2,015	1,245
Additions based on tax positions related to the current year	15	-	23	-	-
Additions for tax positions of prior years	723	34	1,117	34	1,110
Reductions for tax positions of prior years	-	-	(1,875)	-	(340)
Balance, end of period	9,711	2,049	9,711	2,049	2,015

The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at September 30, 2008, the Company had accrued $428,000 for interest relating to income tax matters. As at June 30, 2009, the Company had accrued $521,000 for interest relating to income tax matters.

The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions including Canada and France. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is subject to federal and state income tax examination by U.S. tax authorities for fiscal years 2006 through 2008. The Company is subject to Canadian and provincial income tax examination for fiscal years 2003 through 2008. There are numerous other income jurisdictions for which tax returns are not yet settled, none of which is individually significant.

The Company and its U.S. subsidiaries file a U.S. consolidated tax return, of which Axcan Holdings Inc. is the parent, under a proposed tax allocation agreement, which will be executed for the fiscal year ending September 30, 2009. Axcan Holdings Inc. allocated income tax expenses or credits based upon the pro rata contribution of taxable income or losses, which generally results in reporting income taxes as though the Company filed a separate tax return.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

13.	Stock Incentive Plans

Management equity incentive plan

In April 2008, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “MEIP Plan”), pursuant to which the parent company will grant options to selected employees and directors of the Company. The MEIP Plan provides that a maximum of 3,833,307 shares of common stock of the parent company are issuable pursuant to the exercise of options. The per share purchase price cannot be less than the fair value of the share of common stock of the parent company at the grant date and the option expires no later than ten years from the date of grant. Vesting of these stock options is split into 3 categories: 1) time-based options: 50% of option grants generally vest ratably over 5 years and feature a fixed exercise price equal to the fair value of common stock of the parent company on grant date; 2) premium options: 25% of stock option grants with an exercise price initially equal to the fair value of common stock on grant date that will increase by 10% each year, and generally vesting ratably over 5 years; and 3) performance-based options: 25% of stock option grants with a fixed exercise price equal to the fair value of common stock on grant date which vest upon the occurrence of a liquidity event (as defined under the terms of the MEIP Plan) based on the achievement of return targets calculated based on the return received by majority shareholders from the liquidity event. While the time-based options and the premium options will be expensed over the requisite service period, the performance-based options will not be expensed until the occurrence of the liquidity event.

Special equity grant

In April 2008, the parent company approved the Restricted Stock Unit grant agreement and the penny option grant agreement (collectively “Equity Grant Agreements”) pursuant to which a one-time grant of equity-based awards of either restricted stock units (“RSUs”) or options to purchase shares of common stock of the parent company for a penny (“Penny Options”) was made to certain employees of the Company. A maximum of 1,343,348 shares of common stock of the parent company are issuable with respect to the special grants. As a result of the option to allow the recipients to elect to have an amount withheld that is in excess of the required minimum withholding under the current tax law, the special grants will be accounted for as liability awards. As a liability award, the fair value on which the expense is based is remeasured each period based on the estimated fair value and the final expense is based on the fair value of the shares on the date the award is settled. The RSUs and Penny Options expire no later than four years and ten years from the date of grant. One third of the granted RSUs and Penny Options vested immediately on date of grant and the remainder shall vest in equal portions on August 25, 2009 and 2010.

The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the parent company. The RSUs and Penny Options entitle the holders to receive common shares of the parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10 each, equal to the share price at the date of grant. As at June 30, 2009, there were 1,295,197 outstanding RSUs and Penny Options (1,309,909 as at September 30, 2008) of which 436,659 (436,636 as at September 30, 2008) were vested.

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

The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable at the balance sheet date, the value of the award to be expensed by the Company would range between $2,852,000 and $3,422,000 depending on the level of return expected to be realized by the majority shareholders.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

14.	Financial Instruments

Interest rate risk

The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 15, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing.

Currency risk

The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. As of June 30, 2009, the financial assets totaling $195,085,000 ($98,872,000 as of September 30, 2008) include cash and cash equivalents and accounts receivable for CAN$4,092,000 and 19,358,000 Euros respectively (CAN$687,000 and 16,721,000 Euros as of September 30, 2008). As of June 30, 2009, the financial liabilities totaling $710,263,000 ($700,851,000 as of September 30, 2008) include accounts payable and accrued liabilities and long-term debt of CAN$10,588,000 and 7,915,000 Euros respectively (CAN$13,419,000 and 8,199,000 Euros as of September 30, 2008).

Fair value of the financial instruments on the balance sheet

The estimated fair value of the financial instruments is as follows:

	Successor		Successor
	June 30, 2009		September 30, 2008
	Fair value	Carrying amount	Fair value	Carrying amount

Assets
Cash and cash equivalents	139,801	139,801	56,105	56,105
Accounts receivable from the parent company	300	300	987	987
Accounts receivable, net	54,984	54,984	41,780	41,780
Liabilities
Accounts payable and accrued liabilities	94,230	94,230	78,667	78,667
Long-term debt	624,807	616,033	614,862	622,184

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

15.	Derivates and Hedging Activities

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

15.	Derivates and Hedging Activities (continued)

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During the three and nine-month periods ended June 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Effective March 3, 2008, the Company entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115,000,000 of variable-rate debt under its secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, the Company’s two interest rate swaps were designated as effective hedges of cash flows as defined by SFAS 133. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates, and a realignment of the Company’s LIBOR rate election on our debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting under SFAS 133. On December 1, 2008, the Company redesignated its $50,000,000 notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. The Company’s $65,000,000 notional interest rate swap matured in February 2009. Effective March 2009, the Company entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. As of June 30, 2009, the Company had two interest rate swaps with a combined $102,000,000 notional that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps was 1.91%.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve month ending June 30, 2010, the Company estimates that an additional $152,000 of amounts presently classified in Accumulated Other Comprehensive Income will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2009.

Tabular disclosure of fair values of derivative instruments

	Liability Derivatives As of June 30, 2009
	Balance sheet location	Fair value
Derivatives designated as hedging instruments under SFAS 133		$
Interest rate swaps	Other long-term liabilities	859
Total derivatives designated as hedging instruments under SFAS 133		859

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Operations as of June 30, 2009.

Tabular disclosure of the effect of derivative instruments for the three-month and nine-month periods ended June 30, 2009

Interest rate swaps in cash flow hedging relationships under SFAS 133	Location in the Financial Statements	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2009

Loss recognized in OCI on derivative (effective portion), net of tax of $114 and $181	OCI	($212)	($521)

Gain (loss) reclassified from accumulated OCI into income (effective portion)	Financial expenses	($239)	($180)

Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	-	-
Interest rate swaps not designated as hedging instruments under SFAS 133

Loss recognized in income on derivative	Financial expenses	-	($1,032)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

16.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized below:

				Successor
	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at June 30, 2009
	$	$	$	$
Liabilities
Derivative financial instruments	-	859	-	859

Derivative financial instruments consist of interest rate swap agreements as more fully described in Note 15, and are measured at fair value based on observable market interest rate curves as of the measurement date.

17.	Related Party Transactions

As at June 30, 2009 and September 30, 2008, the Company had a note receivable from its parent company amounting to $133,154,000. During the three-month period ended June 30, 2009, the Company has earned interest income amounting to $1,952,000, net of taxes amounting to $1,052,000 and, for the nine-month period ended June 30, 2009, the Company has earned interest income amounting to $5,858,000 net of taxes amounting to $3,155,000 ($1,947,000 net of taxes amounting to $1,049,000 during the three-month period ended June 30, 2008 and $2,717,000 net of taxes amounting to $1,464,000 during the four-month period ended June 30, 2008)  and related interest receivable from the parent company amounting to $12,042,000 as at June 30, 2009 ($3,029,000 as at September 30, 2008) which have been recorded in the shareholder’s equity section of the consolidated balance sheet. As at June 30, 2009, the Company also recorded an account receivable from the parent company amounting $300,000 ($987,000 as at September 30, 2008).

During the three-month period ended June 30, 2009, the Company recorded fees from a controlling shareholding company amounting to $4,756,000, accounted for as management fees, and, for the nine-month period ended June 30, 2009, the Company recorded fees from a controlling shareholding company amounting to $4,899,000 accounted for as management fees. The Company recorded fees paid to a controlling shareholding company amounting to $13,000 accounted for as selling and administrative expense for the three-month period ended June 30, 2008 and recorded fees amounting to $12,876,000, of which $4,785,000 was accounted for as debt issue expenses, $6,128,000 as transaction costs and $1,963,000 was expensed and included in selling and administrative expenses during the four-month period ended June 30, 2008. As at June 30, 2009, the Company had on its balance sheet, accrued fees payable to a controlling shareholding company amounting to $1,145,000.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

18.	Condensed Consolidating Financial Information

As of June 30, 2009, the Company had outstanding $228,000,000 aggregate principal amount of the Senior Secured Notes. The Secured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors as at June 30, 2009 (Successor) and September 30, 2008 (Successor), the condensed consolidating statements of operations for the three-month and the nine-month periods ended June 30, 2009 (Successor) and the three-month and the four-month periods ended June 30, 2008 (Successor) and the five-month period ended February 25, 2008 (Predecessor) and the condensed consolidating statement of cash flows for the nine-month period ended June 30, 2009 (Successor) and the four-month period ended June 30, 2008 (Successor) and the five-month period ended February 25, 2008 (Predecessor).

Condensed Consolidating Balance Sheet as of June 30, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	1,255	57,474	81,072	-	139,801
Accounts receivable, net	-	43,204	12,790	(31)	55,963
Accounts receivable from the parent company	42,796	6,620	14,618	(63,734)	300
Income taxes receivable	1,972	(8)	16	-	1,980
Inventories	-	37,972	6,796	(139)	44,629
Prepaid expenses and deposits	-	1,826	514	-	2,340
Deferred income taxes	1,045	20,993	386	-	22,424
Total current assets	47,068	168,081	116,192	(63,904)	267,437
Property, plant and equipment, net	-	26,653	8,912	-	35,565
Intangible assets, net	-	360,721	72,122	-	432,843
Investments in subsidiaries	(227,792)	787,104	-	(559,312)	-
Intercompany advances	884,758	137,497	664,383	(1,686,638)	-
Goodwill	-	153,286	12,013	-	165,299
Deferred debt issue expense, net	24,459	2,197	-	-	26,656
Deferred income taxes	800	3,169	6,544	-	10,513
Total assets	729,293	1,638,708	880,166	(2,309,854)	938,313
Liabilities
Current liabilities
Accounts payable and accrued liabilities	18,473	65,060	10,697	-	94,230
Income taxes payable	4,627	1,436	3,288	-	9,351
Installments on long-term debt	5,530	7,595	-	-	13,125
Short-term portion of intercompany advances	4,907	57,267	1,553	(63,727)	-
Deferred income taxes	1,045	419	(700)	-	764
Total current liabilities	34,582	131,777	14,838	(63,727)	117,470
Long-term debt	519,217	83,691	-	-	602,908
Intercompany advances	30,907	1,559,750	95,981	(1,686,638)	-
Other long-term liabilities	368	8,484	-	-	8,852
Deferred income taxes	(23,205)	68,188	(3,324)	-	41,659
Total liabilities	561,869	1,851,890	107,495	(1,750,365)	770,889
Shareholders’ equity
Capital stock
Common shares	1	21,022	745,399	(766,421)	1
Retained earnings (deficit)	(288,930)	(233,415)	52,004	181,411	(288,930)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	619,407	12,883	563	(13,446)	619,407
Accumulated other comprehensive loss	(29,900)	(13,672)	(25,295)	38,967	(29,900)
Total shareholder’s equity	167,424	(213,182)	772,671	(559,489)	167,424
Total liabilities and shareholders’ equity	729,293	1,638,708	880,166	(2,309,854)	938,313

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

18.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Balance Sheet as of September 30, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	21	26,181	29,903	-	56,105
Accounts receivable, net	-	29,613	12,900	-	42,513
Accounts receivable from the parent company	5,803	29,712	30,305	(64,833)	987
Income taxes receivable	-	15,841	1,902	-	17,743
Inventories	-	30,376	7,433	(138)	37,671
Prepaid expenses and deposits	-	2,679	668	-	3,347
Deferred income taxes	-	18,258	336	20	18,614
Total current assets	5,824	152,660	83,447	(64,951)	176,980
Property, plant and equipment, net	-	25,097	9,578	-	34,675
Intangible assets, net	-	434,403	93,973	-	528,376
Investments in subsidiaries	(247,787)	863,676	-	(615,889)	-
Intercompany advances	898,816	32,878	671,702	(1,603,396)	-
Goodwill	-	152,948	12,066	-	165,014
Other long-term assets	192	257	-	-	449
Deferred debt issue expense, net	26,714	3,664	-	-	30,378
Deferred income taxes	21,716	(22,652)	9,876	-	8,940
Total assets	705,475	1,642,931	880,642	(2,284,236)	944,812
Liabilities
Current liabilities
Accounts payable and accrued liabilities	7,188	118,273	18,828	(65,622)	78,667
Income taxes payable	318	6,345	990	-	7,653
Installments on long-term debt	4,609	6,329	-	-	10,938
Deferred income taxes	-	1,611	431	-	2,042
Total current liabilities	12,115	132,558	20,249	(65,622)	99,300
Long-term debt	522,384	88,862	-	-	611,246
Intercompany advances	-	1,590,988	12,408	(1,603,396)	-
Other long-term liabilities	-	1,242	-	-	1,242
Deferred income taxes	5,306	60,389	1,659	-	67,354
Total liabilities	539,805	1,874,039	34,316	(1,669,018)	779,142
Shareholders’ equity
Capital stock
Common shares	1	98,459	875,682	(974,141)	1
Retained earnings (deficit)	(289,264)	(248,703)	2,533	246,170	(289,264)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	617,255	1,975	297	(2,272)	617,255
Accumulated other comprehensive loss	(29,168)	(82,839)	(32,186)	115,025	(29,168)
Total shareholder’s equity	165,670	(231,108)	846,326	(615,218)	165,670
Total liabilities and shareholders’ equity	705,475	1,642,931	880,642	(2,284,236)	944,812

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

18.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the three-month period ended June 30, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	-	88,836	12,391	(421)	100,806
Other revenue	-	-	5,221	-	5,221
Total revenue	-	88,836	17,612	(421)	106,027
Cost of goods sold	-	17,514	4,834	(255)	22,093
Selling and administrative expenses	4,882	18,673	5,147	(129)	28,573
Management fees	4,756	-	-	-	4,756
Research and development expenses	-	9,683	1,329	(311)	10,701
Depreciation and amortization	-	13,412	1,424	-	14,836
Partial write-down of intangible assets	-	55,414	251	-	55,665
Total operating expenses	9,638	114,696	12,985	(695)	136,624
Operating income (loss)	(9,638)	(25,860)	4,627	274	(30,597)
Financial expenses	15,148	29,015	(2,045)	(25,395)	16,723
Interest expense (income)	(13,161)	2,059	(14,311)	25,395	(18)
Other income	-	(3,500)	-	-	(3,500)
Loss (gain) on foreign currency	-	(680)	(186)	-	(866)
Total other expenses (income)	1,987	26,894	(16,542)	-	12,339
Income (loss) before income taxes	(11,625)	(52,754)	21,169	274	(42,936)
Income taxes expense (benefit)	1,854	(24,467)	1,085	-	(21,528)
Equity in earnings (loss) of subsidiaries	(8,203)	20,084	-	(11,881)	-
Net income (loss)	(21,682)	(8,203)	20,084	(11,607)	(21,408)

Condensed Consolidating Operations for the three-month period ended June 30, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	79,615	23,541	(6,667)	96,489
Cost of goods sold	-	35,107	9,212	(6,221)	38,098
Selling and administrative expenses	821	28,543	8,615	(24)	37,955
Research and development expenses	-	6,065	236	(11)	6,290
Depreciation and amortization	-	10,708	5,838	-	16,546
Total operating expenses	821	80,423	23,901	(6,256)	98,889
Operating loss	(821)	(808)	(360)	(411)	(2,400)
Financial expenses	15,358	44,809	26	(43,271)	16,922
Interest income	(14,443)	(11,930)	(17,196)	43,271	(298)
Loss (gain) on foreign currency	(4,009)	9,899	(5,941)	-	(51)
Total other expenses (income)	(3,094)	42,778	(23,111)	-	16,573
Income (loss) before income taxes	2,273	(43,586)	22,751	(411)	(18,973)
Income taxes expense (benefit)	3,702	(12,437)	(1,502)	(125)	(10,362)
Equity in earnings (loss) of subsidiaries	(7,182)	23,967	-	(16,785)	-
Net income (loss)	(8,611)	(7,182)	24,253	(17,071)	(8,611)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

18.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the nine-month period ended June 30, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	-	284,110	45,493	(4,058)	325,545
Other revenue	-	-	5,221	-	05,221
Total revenue	-	284,110	50,714	(4,058)	330,766
Cost of goods sold	-	59,131	18,290	(471)	76,950
Selling and administrative expenses	6,741	65,953	19,872	(129)	92,437
Management fees	4,899	-	-	-	4,899
Research and development expenses	-	25,748	1,403	(311)	26,840
Depreciation and amortization	-	37,954	5,834	-	43,788
Partial write-down of intangible assets	-	55,414	251	-	55,665
Total operating expenses	11,640	244,200	45,650	(911)	300,579
Operating income (loss)	(11,640)	39,910	5,064	(3,147)	30,187
Financial expenses	46,913	89,292	49	(83,299)	52,955
Interest income	(40,406)	(174)	(42,996)	83,299	(277)
Other income	-	(3,500)	-	-	(3,500)
Loss (gain) on foreign currency	-	(1,003)	(118)	-	(1,121)
Total other expenses (income)	6,507	84,615	(43,065)	-	48,057
Income (loss) before income taxes	(18,147)	(44,705)	48,129	(3,147)	(17,870)
Income taxes benefit	(6,840)	(10,522)	(1,342)	-	(18,704)
Equity in earnings (loss) of subsidiaries	15,288	49,471	-	(64,759)	-
Net income	3,981	15,288	49,471	(67,906)	834

Condensed Consolidating Operations for the four-month period ended June 30, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	103,622	31,146	(8,067)	126,701
Cost of goods sold	-	48,336	12,659	(7,648)	53,347
Selling and administrative expenses	6,004	36,940	10,690	28	53,662
Research and development expenses	-	8,410	411	(25)	8,796
Acquired in-process research	-	272,400	-	-	272,400
Depreciation and amortization	-	14,205	7,419	-	21,624
Total operating expenses	6,004	380,291	31,179	(7,645)	409,829
Operating loss	(6,004)	(276,669)	(33)	(422)	(283,128)
Financial expenses	21,262	46,810	35	(43,985)	24,122
Interest income	(20,080)	(296)	(24,052)	43,985	(443)
Loss (gain) on foreign currency	(7,935)	(6,751)	14.223	-	(463)
Total other expenses (income)	(6,753)	39,763	(9,794)	-	23,216
Income (loss) before income taxes	749	(316,432)	9,761	(422)	(306,344)
Income taxes expense (benefit)	5,032	(17,031)	(1,694)	(158)	(13,851)
Equity in earnings (loss) of subsidiaries	(288,210)	11,191	-	277,019	-
Net income (loss)	(292,493)	(288,210)	11,455	276,755	(292,493)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

18.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the five-month period ended February 25, 2008 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	129,669	38,142	(9,232)	158,579
Cost of goods sold	-	37,346	10,869	(9,476)	38,739
Selling and administrative expenses	-	65,595	10,581	22	76,198
Research and development expenses	-	7,826	2,452	(22)	10,256
Depreciation and amortization	-	2,952	6,643	-	9,595
Total operating expenses	-	113,719	30,545	(9,476)	134,788
Operating income	-	15,950	7,597	244	23,791
Financial expenses	-	3,238	41	(3,017)	262
Interest income	-	(5,096)	(3,361)	3,017	(5,440)
Loss (gain) on foreign currency	-	8,267	76	(8,541)	(198)
Total other expenses (income)	-	6,409	(3,244)	(8,541)	(5,376)
Income before income taxes	-	9,541	10,841	8,785	29,167
Income taxes	-	11,682	297	63	12,042
Equity in earnings of subsidiaries	-	19,266	-	(19,266)	-
Net income	-	17,125	10,544	(10,544)	17,125

Condensed Consolidating Cash Flows for the nine-month period ended June 30, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Operating activities
Cash flows from operating activities	(41,968)	178,634	(38,745)	-	97,921
Investing activities
Acquisition of property, plant and equipment	-	(4,724)	(658)	-	(5,382)
Acquisition of intangible assets	-	-	(10)	-	(10)
Intercompany advances	14,054	(104,618)	7,319	83,245	-
Cash flows from investing activities	14,054	(109,342)	6,651	83,245	(5,392)
Financing activities					-
Repayment of long-term debt	(1,111)	(6,545)	-	-	(7,656)
Stock-based compensation cancellation	(148)	-	-	-	(148)
Intercompany advances	30,907	(31,236)	83,574	(83,245)	-
Dividends paid	(500)	-	-	-	(500)
Cash flows from the financing activities	29,148	(37,781)	83,574	(83,245)	(8,304)
Foreign exchange loss on cash held in foreign currency	-	(218)	(311)	-	(529)
Net increase in cash and cash equivalents	1,234	31,293	51,169	-	83,696
Cash and cash equivalents, beginning of period	21	26,181	29,903	-	56,105
Cash and cash equivalents, end of period	1,255	57,474	81,072	-	139,801

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

18.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash Flows for the four-month period ended June 30, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Operating activities
Cash flows from operating activities	(22,900)	(60,996)	34,961	-	(48,935)
Investing activities
Acquisition of property, plant and equipment	-	(1,297)	(520)	-	(1,817)
Acquisition of intangible assets	-	-	(28)	-	(28)
Intercompany advances	(946,283)	(36,664)	(671,589)	1,654,536	-
Investments in subsidiaries	(21,020)	(663,674)	-	684,694	-
Net cash used for the acquisition	-	(958,463)	-	-	(958,463)
Cash flows from investing activities	(967,303)	(1,660,098)	(672,137)	2,339,230	(960,308)
Financing activities
Issuance of long-term debt	538,120	96,000	-	-	634,120
Repayment of long-term debt	(8,270)	(83)	(102)	-	(8,455)
Deferred debt issue expenses	(33,921)	(2,439)	-	-	(36,360)
Intercompany advances	16,146	692,107	-	(708,253)	-
Advances from the parent company	3,975	946,283	-	(946,283)	3,975
Issue of shares	475,001	21,020	663,674	(684,694)	475,001
Cash flows from the financing activities	991,051	1,752,888	663,572	(2,339,230)	1,068,281
Foreign exchange gain (loss) on cash held in foreign currency	-	(11)	446	-	435
Net increase in cash and cash equivalents	848	31,783	26,842	-	59,473
Cash and cash equivalents, beginning of period	-	-	-	-	-
Cash and cash equivalents, end of period	848	31,783	26,842	-	59,473

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

18.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash flows for the five-month period ended February 25, 2008 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Operating activities
Cash flows from operating activities	-	77,714	(4,469)	-	73,245
Investing activities
Disposal of short-term investments	-	129,958	-	-	129,958
Acquisition of property, plant and equipment	-	(3,063)	(251)	-	(3,314)
Acquisition of intangible assets	-	-	(14)	-	(14)
Intercompany advances	-	4,500	-	(4,500)	-
Cash flows from investing activities	-	131,395	(265)	(4,500)	126,630
Financing activities
Repayment of long-term debt	-	(101)	(120)	-	(221)
Deferred debt issue expenses	-	(889)	-	-	(889)
Intercompany advances	-	-	(4,500)	4,500	-
Stock-based compensation plans cancellation	-	(29,219)	(1,138)	-	(30,357)
Issue of shares	-	224	-	-	224
Cash flows from the financing activities	-	(29,985)	(5,758)	4,500	(31,243)
Foreign exchange gain on cash held in foreign currency	-	64	423	-	487
Net increase in cash and cash equivalents	-	179,188	(10,069)	-	169,119
Cash and cash equivalents, beginning of period	-	150,856	28,816	-	179,672
Cash and cash equivalents, end of period	-	330,044	18,747	-	348,791

19.	Subsequent Event

On August 14, 2009, AGI Therapeutics plc (“AGI”) and Axcan announced that their co-development/co-fund and licensing agreement for AGI-010 has been terminated by mutual agreement. As a consequence, AGI regained full control of AGI-010 and neither party has any outstanding or future obligations to the other.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this Quarterly Report. The results of operations for the three-month and nine-month periods ended June 30, 2009 and for the three-month and four-month periods ended June 30, 2008 reflect the results of operations for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries (the Successor) and the results of operations for the five-month period ended February 25, 2008 reflect the results of operations for Axcan Pharma Inc. and its consolidated subsidiaries (the Predecessor).

Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms "Axcan",”Axcan Pharma Inc.”, "Company", "we", "us" and "our" refer (i) for the  period prior to the consummation of the February 2008 Transactions (as defined in this section), to Axcan Pharma Inc. and its consolidated subsidiaries and (ii) for periods following the consummation of the February 2008 Transactions, to Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

OVERVIEW

Our business

We are a leading specialty pharmaceutical company concentrating in the field of gastroenterology, with operations mainly in the United Sates, Canada and the European Union. We market and sell pharmaceutical products used in the treatment of a variety of gastrointestinal diseases and disorders. Our main product lines include ULTRASE, PANZYTRAT and VIOKASE, which are pancreatic enzyme products for the treatment of exocrine pancreatic insufficiency; URSO / URSO 250, URSO FORTE / URSO DS, and DELURSAN, which are ursodiol products for the treatment of certain cholestatic liver diseases; SALOFALK and CANASA, which are mesalamine-based products for the treatment of certain inflammatory bowel diseases; CARAFATE and SULCRATE, which are sucralfate products for the treatment of gastric and duodenal ulcers; and PYLERA, a product for the eradication of Helicobacter pylori in patients with duodenal ulcer disease. We also have a number of projects in all phases of clinical development.

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

Business environment

Our revenue in the U.S. and Canada has historically been and continues to be principally derived from sales of pharmaceutical products to large pharmaceutical wholesalers and large pharmacy chains. We utilize a “pull-through” marketing approach that is typical for pharmaceutical companies. Our sales representatives demonstrate the features and benefits of our products to gastroenterologists and other targeted physicians, who may write their patients prescriptions for our products. The patients, in turn, take the prescriptions to pharmacies to be filled. The pharmacies then place orders with the wholesalers or, in the case of large pharmacy chains, their distribution centres, to which we sell our products. Our revenue in the EU and other markets has historically been and continues to be principally derived from sales of pharmaceutical products to institutional buyers and pharmacies through a network of distributors. The level of patient and physician acceptance of our products, as well as the availability of similar therapies, which may be less effective but also less expensive than some of our products, impact our revenues by driving the level and timing of prescriptions for our products. Our operating revenues are also affected by other factors, including our ability to convince healthcare practitioners to use our products for approved indications and wholesaler buying patterns.

Our expenses are comprised primarily of selling and administrative expenses (including marketing expenses), cost of goods sold (including royalty payments to those companies from which we license some of our commercialized products), research and development expenses, financial expenses as well as depreciation and amortization.

Since fiscal year 2005, some wholesalers have changed their business model from one depending on drug price inflation to a fee-for-service arrangement, whereby manufacturers pay wholesalers a fee for inventory management and other services. These fees typically are a percentage of the wholesaler’s purchases from the manufacturer or a fixed charge per item or per unit. The fee-for-service approach results in wholesalers’ compensation being more stable and volume-based as opposed to price-increase based. As a result of the move to a fee-for-service business model, many wholesalers are no longer investing in inventory ahead of anticipated price increases and have reduced their inventories from their historical levels. Under the new model, the consequence of manufacturers using wholesalers is that they now realize the benefit of price increases more rapidly in return for paying wholesalers for the services they provide, on a fee-for-service basis. Fees resulting from distribution services agreements, or DSAs, are deducted from gross sales.  We have DSAs in place with our three largest U.S. wholesalers.

The transactions

The February 2008 Transactions

On November 29, 2007, we entered into an Arrangement Agreement with Axcan Pharma Inc. (“Axcan Pharma”), pursuant to which we agreed to, through an indirect wholly-owned subsidiary, acquire all of the common stock of Axcan Pharma and enter into various other transactions in accordance with the Plan of Arrangement (the “Arrangement” or “Acquisition”).

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

On May 6, 2008, we completed our offering of $235.0 million aggregate principal amount of our 12.75% senior unsecured notes due 2016, or, the senior notes. We used the net proceeds from this offering, along with our cash on hand, to repay in full our senior unsecured bridge facility. We refer to this offering of our senior notes, along with related use of proceeds, as the “Refinancing” and, collectively, with the February 2008 Transactions, as the “Transaction”.

Presentation of financial information

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when financial information for the nine-month period ended June 30, 2008 is presented, including the results of operations, the information presented is the mathematical combination of the relevant financial information of the Predecessor (from October 1, 2007 to February 25, 2008) and the Successor (from February 26, 2008 to June 30, 2008) for such period. This mathematical combination is presented because we believe it assists in a reader’s analysis of our fiscal year 2009 results as compared to our fiscal year 2008 results in comparable time periods. However, this approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the February 2008 Transactions and the lack of substantial debt outstanding of the Predecessor as compared to the Successor. Furthermore, this financial information may not reflect the actual financial results we would have achieved if the February 2008 Transactions had occurred prior to such period and may not be predictive of future financial results.

FINANCIAL OVERVIEW

This discussion and analysis is based on our unaudited interim financial statements as at June 30, 2009 and our audited annual consolidated financial statements as at September 30, 2008 and the related notes thereto reported under U.S. GAAP. For a description of our products, see “Business-Products” in Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission.

For the three-month period ended June 30, 2009, total revenue was $106.1 million ($96.5 million for the corresponding period of fiscal year 2008), operating loss was $30.5 million (loss of $2.4 million for corresponding period of fiscal year 2008) and net loss was $21.4 million (loss of $8.6 million for the corresponding period of fiscal year 2008). For the nine-month period ended June 30, 2009, total revenue was $330.8 million ($285.3 million for the corresponding period of fiscal year 2008), operating income was $30.2 million (loss of $259.3 million for the corresponding period of fiscal year 2008) and net income was $0.8 million (loss of $275.4 million for the corresponding period of fiscal year 2008). Net product sales in the United States were $80.6 million (79.9% of net product sales) for the three-month period ended June 30, 2009, compared to $70.6 million (73.2% of net product sales) for the corresponding period of fiscal year 2008. In Canada, net product sales were $7.6 million (7.5% of net product sales) for the three-month period ended June 30, 2009, compared to $9.0 million (9.3% of net product sales) for the corresponding period of fiscal year 2008. In the European Union, net product sales were $12.4 million (12.3% of net product sales) for the three-month period ended June 30, 2009, compared to $16.8 million (17.4% of net product sales) for the corresponding period of fiscal year 2008. Net product sales in the United States were $258.6 million (79.4% of net product sales) for the nine-month period ended June 30, 2009, compared to $206.1 million (72.2% of net product sales) for the corresponding period of fiscal year 2008. In Canada, net product sales were $23.1 million (7.1% of net product sales) for the nine-month period ended June 30, 2009, compared to $27.2 million (9.5% of net product sales) for the corresponding period of fiscal year 2008. In the European Union, net product sales were $43.4 million (13.3% of total net product sales) for the nine-month period ended June 30, 2009, compared to $51.7 million (18.1% of net product sales) for the corresponding period of fiscal year 2008.

Financial highlights

(in millions of U.S. dollars)	As at June 30, 2009	As at September 30, 2008
	Successor	Successor
	$	$
Total assets	938.3	944.8
Long-term debt (a)	616.0	622.2
Shareholders’ equity	167.4	165.7

(a)	Including the current portion

(in millions of U.S. dollars)	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008
	Successor	Successor
	$	$
Revenue	106.1	96.5
EBITDA (a)	(11.4)	14.1
Adjusted EBITDA (a)	55.6	38.3
Net loss	(21.4)	(8.6)

(in millions of U.S. dollars)	For the nine-month period ended June 30, 2009	For the nine-month period ended June 30, 2008	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$
Revenue	330.8	285.3	126.7	158.6
EBITDA (a)	78.6	(227.5)	(261.1)	33.6
Adjusted EBITDA (a)	151.6	119.3	49.2	70.1
Net income (loss)	0.8	(275.4)	(292.5)	17.1

(a)
A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the three-month and nine-month periods ended June 30, 2009 and 2008 are as follows:

(in millions of U.S. dollars)	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008
	Successor	Successor
	$	$
Net loss	(21.4)	(8.6)
Financial expenses	16.7	16.9
Interest income	-	(0.3)
Depreciation and amortization	14.8	16.5
Income taxes benefit	(21.5)	(10.4)
EBITDA	(11.4)	14.1
Transaction, integration, refinancing costs and nonrecurring payments to third parties a)	5.0	3.5
Management fees b)	4.7	-
Stock-based compensation expense c)	1.6	5.6
Inventory stepped-up value expensed	-	15.1
Partial write-down of intangible assets d)	55.7	-
Adjusted EBITDA e)	55.6	38.3

(in millions of U.S. dollars)	For the nine-month period ended June 30, 2009	For the nine-month period ended June 30, 2008	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$
Net income (loss)	0.8	(275.4)	(292.5)	17.1
Financial expenses	53.0	24.4	24.1	0.3
Interest income	(0.3)	(5.8)	(0.4)	(5.4)
Depreciation and amortization	43.8	31.2	21.6	9.6
Income tax expense (benefit)	(18.7)	(1.9)	(13.9)	12.0
EBITDA	78.6	(227.5)	(261.1)	33.6
Transaction, integration, refinancing costs and nonrecurring payments to third parties a)	6.9	36.1	9.6	26.5
Management fees b)	4.9	-	-	-
Stock-based compensation expense c)	5.5	15.6	5.6	10.0
Acquired in-process research	-	272.4	272.4	-
Inventory stepped-up value expenses	-	22.7	22.7	-
Partial write-down of intangible assets d)	55.7	-	-	-
Adjusted EBITDA e)	151.6	119.3	49.2	70.1

a)
Represents investment banking and other professional fees associated with the February 2008 Transactions, as well as integration and refinancing costs. It also includes costs related to non recurring transactions and payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)
Represents management fees and other charges associated with the Management Services Agreement with TPG further described in the “Related party transactions section” below. As of June 30, 2009 the amount of those charges incurred since the date of the February 2008 Transactions was allocated among the subsidiaries of Axcan Holdings Inc., our indirect parent, on the basis of revenue.

c)	Represents stock-based employee compensation expense under the provisions of Statement of Financial Accounting Standards, or SFAS, No.123(R), “Share-based Payments”.

d)	As explained in note 8 of the Consolidated Interim Financial Statements.

e)
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

•	Adjusted EBITDA reflects additional adjustments as provided in the indentures governing our secured and unsecured notes and new senior secured credit facilities; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. Our management compensates for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

Overview of results of operations

(in millions of U.S. dollars)	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	Change
	Successor	Successor
	$	$	$	%
Net product sales	100.9	96.5	4.4	4.6
Other revenue	5.2	-	5.2	-
Total revenue	106.1	96.5	9.6	9.9
Cost of goods sold (a)	22.1	38.1	(16.0)	(42.0)
Selling and administration expenses (a)	28.6	38.0	(9.4)	(24.7)
Management fees	4.7	-	4.7	-
Research and development expenses(a)	10.7	6.3	4.4	69.8
Depreciation and amortization	14.8	16.5	(1.7)	(10.3)
Partial write-down of intangible assets	55.7	-	55.7	-
	136.6	98.9	37.7	38.1
Operating loss	(30.5)	(2.4)	(28.1)	1,170.8
Financial expenses	16.7	16.9	(0.2)	(1.2)
Interest income	-	(0.3)	0.3	(100.0)
Other income	(3.5)	-	(3.5)	-
Gain on foreign currency	(0.8)	(0.1)	(0.7)	700.0
	12.4	16.5	(4.1)	(24.8)
Loss before income taxes	(42.9)	(18.9)	(24.0)	127.0
Income taxes benefits	(21.5)	(10.3)	(11.2)	108.7
Net loss	(21.4)	(8.6)	(12.8)	148.8

(a)Exclusive of depreciation and amortization

(in millions of U.S. dollars)	For the nine-month period ended June 30, 2009	For the nine-month period ended June 30, 2008	For the four-month period ended June, 2008	For the five-month period ended February 25, 2008	Change
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$	$	%
Net product sales	325.6	285.3	126.7	158.6	40.3	14.1
Other revenue	5.2	-	-	-	5.2	-
Total revenue	330.8	285.3	126.7	158.6	45.5	15.9
Cost of goods sold (a)	77.0	92.0	53.3	38.7	(15.0)	(16.3)
Selling and administration expenses (a)	92.4	129.9	53.7	76.2	(37.5)	(28.9)
Management fees	4.9	-	-	-	4.9	-
Research and development expenses(a)	26.8	19.1	8.8	10.3	7.7	40.3
Acquired in-process research	-	272.4	272.4	-	(272.4)	(100.0)
Depreciation and amortization	43.8	31.2	21.6	9.6	12.6	40.4
Partial write-down of intangible assets	55.7	-	-	-	55.7	-
	300.6	544.6	409.8	134.8	(244.0)	(44.8)
Operating income (loss)	30.2	(259.3)	(283.1)	23.8	289.5	(111.6)
Financial expenses	53.0	24.4	24.1	0.3	28.6	117.2
Interest income	(0.3)	(5.8)	(0.4)	(5.4)	5.5	(94.8)
Other income	(3.5)	-	-	-	(3.5)	-
Gain on foreign currency	(1.1)	(0.7)	(0.5)	(0.2)	(0.4)	57.1
	48.1	17.9	23.2	(5.3)	30.2	168.7
Income (loss) before income taxes	(17.9)	(277.2)	(306.3)	29.1	259.3	(93.5)
Income taxes expenses (benefits)	(18.7)	(1.8)	(13.8)	12.0	(16.9)	938.9
Net income (loss)	0.8	(275.4)	(292.5)	17.1	276.2	(100.3)
(a)Exclusive of depreciation and amortization

Net product sales

For the three-month period ended June 30, 2009, net product sales were $100.9 million compared to $96.5 million for the corresponding period of the preceding fiscal year, an increase of 4.6%. For the nine-month period ended June 30, 2009, net product sales were $325.6 million compared to $285.3 for the corresponding period of the preceding fiscal year, an increase of 14.1%. These increases were primarily derived from higher sales in the United States, which amounted to $80.6 million for the three-month period ended June 30, 2009, compared to $70.6 million for the corresponding period of the preceding fiscal year, an increase of 14.2% and $258.6 million for the nine-month period ended June 30, 2009 compared to $206.1 million for the corresponding period of the preceding fiscal year, an increase of 25.5%. The increase in sales in the United States is mainly due to the combined effect of price increases on our products announced in previous quarters and a change in prescription rates for these products compared to the previous year partially offset by the decrease in sale of certain of URSO branded products resulting from the recently announced entry of a generic Ursodiol on the United State’s market. On May 13, 2009, the Office of Generic Drugs approved a generic to our ursodiol tablet products. On July 2, 2009, Axcan and Prasco Laboratories announced that they had entered into an agreement under which Prasco will market and sell an authorized generic of URSO 250 and URSO FORTE in the United States. In addition, we also announced a price increase for our URSO products in the United States. Despite measures taken to defend our URSO franchise, we expect future sales to continue to decline. The remaining increase in United States sales was due to a change in the timing of wholesaler purchases.

Net product sales in the European Union decreased 26.2%, from $16.8 million for the three-month period ended June 30, 2008 to $12.4 million for the three-month period ended June 30, 2009 and decreased 16.1%, from $51.7 million for the nine-month period ended June 30, 2008 to $43.4 million for the nine-month period ended June 30, 2009. The decline in sales resulted from the negative impact of currency fluctuations compared to the corresponding period of the preceding fiscal year as the value of the Euro depreciated against the U.S. dollar by 15.5% for the three-month period ended June 30, 2009 and by 12.8% for the nine-month period ended June 30, 2009. The remaining decrease is explained by the reduction in sales volumes of certain products, particularly within export markets.

Net product sales in Canada decreased 15.6%, from $9.0 million for the three-month period ended June 30, 2008, to $7.6 million for the three-month period ended June 30, 2009 and decreased 15.1%, from $27.2 million for the nine-month period ended June 30, 2008, to $23.1 million for the nine-month period ended June 30, 2009. The decline in sales resulted from the negative impact of currency fluctuations compared to the corresponding period of the preceding fiscal year as the value of the Canadian dollar depreciated  against the U.S. dollar by 17.2% for the three-month period ended June 30, 2009 and 20.3% for the nine-month period ended June 30, 2009.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

(in millions of U.S. dollars)	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	Change
	Successor	Successor
	$	$	$	%
Gross product sales	123.7	112.4	11.3	10.1
Gross-to-net product sales adjustments
Product returns	2.5	1.1	1.4	127.3
Chargebacks	8.8	5.6	3.2	57.1
Contract rebates	8.5	6.7	1.8	26.9
DSA fees	0.9	0.3	0.6	200.0
Discounts and other allowances	2.1	2.2	(0.1)	(4.5)
Total gross-to-net product sales adjustments	22.8	15.9	6.9	43.4
Total net product sales	100.9	96.5	4.4	4.6

(in millions of U.S. dollars)	For the nine-month period ended June 30, 2009	For the nine-month period ended June 30, 2008	Change
	Successor	Combined Predecessor/ Successor
	$	$	$	%
Gross product sales	391.6	332.6	59.0	17.7
Gross-to-net product sales adjustments
Product returns	6.7	6.4	0.3	4.7
Chargebacks	23.2	14.9	8.3	55.7
Contract rebates	26.1	18.4	7.7	41.8
DSA fees	2.9	1.4	1.5	107.1
Discounts and other allowances	7.1	6.2	0.9	14.5
Total gross-to-net product sales adjustments	66.0	47.3	18.7	39.5
Total net product sales	325.6	285.3	40.3	14.1

Product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances totalled $22.8 million (18.4% of gross product sales) for the three-month period ended June 30, 2009, and $15.9 million (14.1% of gross product sales) for the three-month period ended June 30, 2008. The increase in total deductions as a percentage of gross product sales for the three-month period ended June 30, 2009, was primarily due to an increase of 2.1% in chargebacks and 0.9% in contract rebates. This increase in chargebacks and contract rebates is due to the fact that we have fixed price contracts with certain payers which, as a result of price increases announced during the previous quarter, result in a greater rebate as a percentage of sales being awarded under those contracts. Deductions also increased due to increases in DSA fees resulting from new DSA agreements signed with two additional U.S. wholesalers during the past quarters. Product returns, contracts rebates, DSA fees, discounts and other allowances totalled $66.0 million (16.9% of gross product sales) for the nine-month period ended June 30, 2009 and $47.3 million (14.2% of gross product sales) for the nine-month period ended June 30, 2008. The increase in total deductions as a percentage of gross product sales for the nine-month period ended June 30, 2009 was primarily due to an increase of contract rebates and chargebacks as previously discussed.

Other revenue

During the quarter, we entered into a license agreement with a leading multi-national company (the “Licensee”) whereby we granted the Licensee the right to use the active ingredient contained in one of our commercialized products, LACTEOL, to develop and commercialize new food products that will contain this active ingredient. Under the terms of the agreement, the Licensee will have exclusive rights to commercialize these new products. We will continue to own all other rights related to the active ingredient, including the right to use the active ingredient and develop, manufacture and commercialize non-food products containing the active ingredient, including pharmaceutical products. For the three-month period ended June 30, 2009, we received an initial milestone payment of $5.2 million (CHF 6 million).

Cost of goods sold

Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing costs. We outsource most of our manufacturing requirements. For the three-month period ended June 30, 2009, cost of goods sold decreased $16.0 million (42.0%) to $22.1 million from $38.1 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the three-month period ended June 30, 2009 decreased as compared to the corresponding period of the preceding fiscal year from 39.5% to 21.9%. For the nine-month period ended June 30, 2009, cost of goods sold decreased $15.0 million (16.3%) to $77.0 million from $92.0 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the nine-month period ended June 30, 2009 decreased as compared to the corresponding period of the preceding fiscal year from 32.3% to 23.6%. As part of the purchase price allocation for the Acquisition, the book value of inventory acquired was stepped-up to fair value by $22.7 million as of February 25, 2008. The stepped-up value was recorded in fiscal year 2008 as a charge to cost of goods sold until acquired inventory was sold. During the three-month period ended June 30 2008, $15.1 million of this stepped-up value was expensed and the total amount of $22.7 was expensed during the nine-month period ended June 30, 2008. Without this additional charge, cost of goods sold as a percentage of net product sales would have been 23.8% for the three-month period ended June 30, 2008, and 24.3% for the nine-month period ended June 30, 2008, compared to 21.9% and 23.6% for the same periods of corresponding period of fiscal year 2009.

Selling and administrative expenses

Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the three-month period ended June 30, 2009, selling and administrative expenses decreased $9.4 million (24.7%) to $28.6 million from $38.0 million for the corresponding period of the preceding fiscal year. This decrease in selling and administrative expenses is largely attributable to the portion of investment banking and other professional fees charged to operations amounting to $2.9 million in relation to the Acquisition, the selling and administrative portion of stock-based compensation expenses amounting to $4.0 million incurred in relation to the Acquisition and the impact of foreign currency fluctuations on expenses denominated in foreign currencies compared to the previous year’s rates for the same period partially offset by an increase in sales force and direct marketing expenses related to the expansion of our sales force in the United States. For the nine-month period ended June 30, 2009, selling and administrative expenses decreased $37.5 million (28.9%) to $92.4 million from $129.9 million. This decrease in selling and administrative expenses is largely attributable to the portion of investment banking and other professional fees charged to operations amounting to $33.6 million and, the selling and administrative portion of stock-based compensation expenses amounting to $10.0 million both incurred in relation to the Acquisition partially offset by an increase in sales force and direct marketing expenses and foreign exchange as discussed above.

Management fees

Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. These fees were previously unallocated to subsidiaries of Axcan Holdings Inc., the indirect parent of Axcan Intermediate Holdings Inc. As of June 30, 2009, they were allocated from the closing date of February 2008 Transactions based on revenue. For the three-month period ended June 30, 2009, management fees amounted to $4.7 million, an increase of $4.7 million for the corresponding period of the preceding fiscal year. For the nine-month period ended June 30, 2009, management fees amounted to $4.9 million, an increase of $4.9 million for the corresponding period of the preceding fiscal year.

Research and development expenses

Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the three-month period ended June 30, 2009, research and development expenses increased $4.4 million (69.8%) to $10.7 million, from $6.3 million for the corresponding period of the preceding fiscal year. For the nine-month period ended June 30, 2009, research and development expenses increased $7.7 million (40.3%) to $26.8 million from $19.1 million. These increases are mainly due to the development work and regulatory submission costs on pancreatic enzyme products and European clinical trial costs for PYLERA and professional fees related to strategic portfolio analysis. The increase is partially offset by the effect of foreign currency fluctuations on some of our expenses incurred in Canadian dollars and in Euros.

Acquired in-process research

The acquired in-process research of $272.4 million for the nine-month period ended June 30, 2008, relates to the intangible assets acquired in the Acquisition. The acquired in-process research represents the estimated fair value of acquired in-process R&D projects that had not yet reached technological feasibility at the time of the Acquisition and had no alternative future use. Accordingly, this amount was immediately expensed upon the Acquisition date. The value assigned to purchased in-process technology is mainly attributable to the following projects: CANASA-MAX002, pancreatic enzymes, PYLERA in the European Union and Cx401.

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three-month period ended June 30, 2009, depreciation and amortization decreased $1.7 million (10.3%) to $14.8 million from $16.5 million for the corresponding period of the preceding fiscal year. For the nine-month period ended June 30, 2009, depreciation and amortization increased $12.6 million (40.4%) to $43.8 million from $31.2 million. The increase for the nine-month period is due to the amortization of the stepped-up value of the intangible assets which were classified as intangible assets with a finite life, following the February 2008 Transactions.

Partial write-down of intangible assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. As a result of certain factors related to the ongoing marketing of certain of our products including the approval of a generic formulation of URSO 250 and URSO FORTE, we reviewed the carrying amount of our intangible assets specifically related to our products. Based on a discounted cash-flow analysis and market prices, we concluded that a $55.7 million reduction to the carrying value of our intangible assets totalling $83.7 million prior to the write-down was required. In addition, the remaining amortizable life of these intangible assets was reduced to periods ranging from 6 months to 14 years.

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the three-month period ended June 30, 2009, financial expenses decreased $0.2 million (1.2%) to $16.7 million from $16.9 million for the corresponding period of the preceding fiscal year. For the nine-month period ended June 30, 2009, financial expenses increased $28.6 million (117.2%) to $53.0 million from $24.4 million for the corresponding period of the preceding fiscal year. This increase is mainly due to an increase in the interest on long-term debt of $26.2 million to $46.9 million from $20.7 million for the preceding fiscal year due to the length of time the debt was outstanding in the comparable period last year.

Interest income

For the three-month period ended June 30, 2009, total interest income decreased $0.3 million (100.0%) from the corresponding period of the preceding fiscal year. For the nine-month period ended Jun 30, 2009, total interest income decreased $5.5 million (94.8%) to $0.3 million from $5.8 million for the corresponding period of the preceding fiscal year. This decrease is mainly due to the reduction in short-term investments resulting from the use of cash on hand for the February 2008 Transactions as well as lower rates paid on short-term investments compared to the previous fiscal year.

Other income

With respect to a product-related dispute initiated by Axcan, we have reached during this quarter a global settlement with certain concerned third parties, where it was agreed that we would be paid a global confidential amount in several instalments; the first instalment, in the amount of $3.5 million, was paid to us at the execution by the parties of the settlement agreement.

Income taxes

For the three-month period ended June 30, 2009, income taxes benefits amounted to $21.5 million, compared to $10.3 million for the corresponding period of the preceding fiscal year. For the nine-month period ended June 30, 2009, income tax benefit amounted $18.7 million compared to $1.8 million for the corresponding period of the preceding fiscal year. The effective tax rate was 50.1% for the three-month period ended June 30, 2009, compared to 54.6% for the three-month period ended June 30, 2008. For the nine-month period ended June 30, 2009, the effective tax rate was 104.5%, compared to 0.7% for the nine-month period ended June 30, 2008. The effective tax rate for the three-month and nine-month periods ended June 30, 2009 are affected by a number of elements, the most important being the tax benefit arising from the financing structure. The effective tax rate for the nine-month period ended June 30, 2008 was also greatly affected by the non-deductible nature of the acquired in-process research expense amounting to $272.4 million resulting from the Acquisition. If the effect of the acquired in-process research was removed, the effective tax rate would have been 37.5% for the nine-month period ended June 30, 2008.

Net income

For the three-month period ended June 30, 2009, net loss was $21.4 million compared to a net loss of $8.6 million for the corresponding period of the preceding fiscal year. The increase of $12.8 million in net loss resulted mainly from an increase in operating expenses of $37.7 million, largely comprised of the partial write-down of intangible assets of $55.7 million, partially offset by an increase in revenue of $9.6 million and an increase of income taxes benefits of $11.2 million. For the nine-month period ended June 30, 2009 net income was $0.8 million compared to a net loss of $275.4 million for the corresponding period of the preceding fiscal year. The increase of $276.2 million in net income resulted mainly from a decrease in operating expenses of $244.0 million largely comprised of the acquired in-process research expenses of $272.4 million for the nine-month period ended June 30, 2008 offset by the partial write-down of intangible assets of $55.7 million, and an increase in total revenue of $45.5 million and an increase of income taxes benefits of $16.9 million which were partly offset by an increase in financial expenses of $28.6 million.

Balance sheets as at September 30, 2008 and June 30, 2009

The following table summarizes balance sheet information as at June 30, 2009, compared to September 30, 2008.

(in millions of U.S. dollars)	June 30, 2009	September 30, 2008	Change
	$	$	$	%
Cash, cash equivalents and short-term investments	139.8	56.1	83.7	149.2
Current assets	267.4	177.0	90.4	51.1
Total assets	938.3	944.8	(6.5)	(0.7)
Current liabilities	117.5	99.3	18.2	18.3
Long-term debt	602.9	611.2	(8.3)	(1.4)
Total liabilities	770.9	779.1	(8.2)	(1.1)
Shareholders’ equity	167.4	165.7	1.7	1.0
Working capital	149.9	77.7	72.2	92.9

Our cash, cash equivalents and short-term investments increased by $83.7 million (149.2%) to $139.8 million as at June 30, 2009, from $56.1 million at September 30, 2008.  As at June 30, 2009, working capital was $149.9 million, compared to $77.7 million at September 30, 2008, an increase of $72.2 million (95.2%). These increases were mainly derived from cash flow generated from operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements

Our research and development expenses totalled $10.7 million for the three-month period ended June 30, 2009, compared to $6.3 million for the corresponding period of the preceding fiscal year. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.

Contractual obligations and other commitments

The following table summarizes our significant contractual obligations as at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes amounts already recorded on the balance sheet as current liabilities at June 30, 2009, and certain other purchase obligations as discussed below:

	For the twelve-month periods ending June 30,
(in millions of U.S. dollars)	2010	2011	2012	2013	2014 and thereafter
	$	$	$	$	$
Long-term debt	13.1	14.2	18.6	41.6	538.5
Operating leases	2.7	1.8	1.3	1.1	0.9
Other commitments	10.7	0.6	0.3	-	-
	26.5	16.6	20.2	42.7	539.4

Purchase orders for raw materials, finished goods and other goods and services are not included in the above table. Management is not able to accurately determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for purchase of goods or services are only included in other commitments where there exist agreements that are legally binding and enforceable on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are fulfilled by our vendors within relatively short timetables. We do not have significant agreements for the purchase of raw materials or finished goods specifying minimum quantities or set prices that exceed our short-term expected requirements. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. As milestone payments are primarily contingent upon successfully achieving clinical milestones or on receiving regulatory approval for products under development, they do not have defined maturities and therefore are not included in the above table.

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

Prior to March 1, 2011, we may also redeem up to 35% of the aggregate principal amount of the secured notes using the proceeds of one or more equity offerings at a redemption price equal to 109.250% of the aggregate principal amount of the secured notes plus accrued and unpaid interest. If there is a change of control as specified in the indenture governing the secured notes, we must offer to repurchase the secured notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

We also obtained a Credit Facility for a total of $290.0 million composed of term loans totalling $175.0 million and a revolving credit facility of $115.0 million (“Credit Facility”). The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at our option, plus the applicable rate based on our consolidated total leverage ratio and certain of our subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at June 30, 2009, $175.0 million of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as further disclosed in our Consolidated Financial Statements. The Credit Facility requires us to meet certain financial covenants, which were met as at June 30, 2009. The credit agreement governing the Credit Facility requires us to prepay outstanding term loans contingent upon the occurrence of these events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ending September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility), and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestments rights and certain other exceptions.

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

Certain of our subsidiaries have been designated as guarantors with respect to the new senior secured credit facilities, the secured notes and the senior notes. Our obligations under, and each of the guarantors’ obligations under its guarantee of, the new senior secured credit facilities and the notes are secured by a first priority security interest in our assets and of such guarantor subsidiaries, respectively.

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

Related party transactions

As at June 30, 2009 and September 30, 2008, we had a note receivable from our parent company amounting to $133.1 million. During the three-month period ended June 30, 2009, we have earned interest income amounting to $1.9 million net of taxes amounting to $1.1 million and, for the nine-month period ended June 30, 2009, we have earned interest income amounting to $5.9 million net of taxes amounting to $3.2 million ($1.9 million net of taxes amounting to $1.1 million during the three-month period ended June 30, 2008 and $2.7 million net of taxes amounting to $1.5 million during the four-month period ended June 30, 2008) and related interest receivable from our parent company amounting to $12.0 million as at June 30, 2009 ($3.1 million as at September 30, 2008) which have been recorded in the shareholder’s equity section of the consolidated balance sheet. As at June 30, 2009, we also recorded an account receivable from our parent company amounting $0.3 million ($1.0 million as at September 30, 2008).

During the three-month period ended June 30, 2009, the Company recorded fees from a controlling shareholding company amounting to $4.8 million accounted for as management fees, and, for the nine-month period ended June 30, 2009, the Company recorded fees from a controlling shareholding company amounting to $4.9 million accounted for as management fees. The Company recorded fees paid to a controlling shareholding company amounting to $0.01 million accounted for as selling and administrative expense for the three-month period ended June 30, 2008 and recorded fees amounting to $12.9 million, of which $4.8 million was accounted for as debt issue expenses, $6.1 million as transaction costs and $2.0 million was expensed and included in selling and administrative expenses during the four-month period ended June 30, 2008. As at June 30, 2009, the Company had on its balance sheet accrued fees payable to a controlling shareholding company amounting to $1.1 million.

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

Cash flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the three-month period ended June 30, 2009	For the three-month period ended June 30, 2008	Change
	Successor	Successor
	$	$	$
Cash provided by operating activities	48.9	28.7	20.2
Cash used by investing activities	(2.5)	(1.1)	(1.4)
Cash used by financing activities	(3.9)	(4.2)	0.3

(in millions of U.S. dollars)	For the nine-month period ended June 30, 2009	For the nine-month period ended June 30, 2008	For the four-month period ended June 30, 2008	For the five-month period ended February 25, 2008	Change
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$	$
Cash provided (used) by operating activities	97.9	24.3	(48.9)	73.2	73.6
Cash provided (used) by investing activities	(5.4)	(833.7)	(960.3)	126.6	828.3
Cash provided (used) by financing activities	(8.3)	1,037.0	1,068.3	(31.3)	(1,045.3)

Cash flows provided by operating activities increased $20.2 million from $28.7 million for the three-month period ended June 30, 2008 to $48.9 million for the three-month period ended June 30, 2009. Cash flows from operating activities increased $73.6 million from $24.3 million for the nine-month period ended June 30, 2008, to $97.9 million for the nine-month period ended June 30, 2009. The cash provided by operating activities is mainly due to the increase in net income affected by price increases and the transaction costs related to the Acquisition in 2008.

Cash flows used by investing activities increased by $1.4 million from $1.1 million of cash used in the three-month period ended June 30, 2008 to $2.5 million of cash used in the three-month period ended June 30, 2009. Cash flows used by investing activities decreased by $828.3 million from $833.7 million of cash used  in the nine-month period ended June 30, 2008, to $5.4 million of cash used in the nine-month period ended June 30, 2009. Cash flows used by investing activities decreased mainly due to the net cash used to fund the Acquisition in the nine-month period ended June 30, 2008.

Cash flows provided by financing activities decreased $0.3 million from $4.2 million of cash used in the three-month period ended June 30, 2008 to $3.9 million of cash used in the three-month period ended June 30, 2009. Cash flows provided by financing activities decreased $1,045.3 million from $1,037.0 million of cash provided in the nine-month period ended June 30, 2008 to $8.3 million of cash used in the nine-month period ended June 30, 2009. Cash flows provided by financing activities were significantly higher in prior periods, mainly due to the issue of common shares for cash consideration of $475.0 million and the proceeds from the issuance of long-term debt for an amount of $634.1 million to fund the Acquisition less the debt issue expenses amounting to $31.4 million in the nine-month period ended June 30, 2008.

Significant accounting policies

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

Subsequent event

On August 14, 2009, AGI Therapeutics plc (“AGI”) and Axcan announced that their co-development/co-fund and licensing agreement for AGI-010 has been terminated by mutual agreement. As a consequence, AGI regained full control of AGI-010 and neither party has any outstanding or future obligations to the other.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which is incorporated herein by reference. As of June 30, 2009, our exposure to market risk has not changed materially since September 30, 2008.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have been no changes in internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Except for the updated risk factors related to impact of the U.S. launch of a generic to our URSO product lines described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 aside from those disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

We currently depend on four categories of products for a large portion of our revenues; any material decline in the sales of any of them would have an adverse impact on our business.

Any factor that adversely affects the sale or price of our key products could significantly decrease our sales and profits. Our key products include ursodiol products (URSO 250 / URSO DS / URSO FORTE and DELURSAN), that accounted for 26.9% of our total revenues for year ended 2007 and for 24.2% of our total revenues for fiscal year 2008. As announced in the Form 10-Q for the quarter ended March 31, 2009 and filed with the SEC on May 15, 2009, on May 14, 2009, Teva announced that the U.S. Food and Drug Administration had approved its aNDA for a generic formulation of URSO 250 and URSO Forte that was launched in the United States. As a result, we anticipate this could have a material adverse effect on our results of operations and financial condition.

Some of our key products face competition from generic or unbranded products.

As announced in the Form 10Q for the quarter ended March 31, 2009 and filed on May 15, 2009, on May 14, 2009, Teva announced that the U.S. Food and Drug Administration had approved its aNDA for a generic formulation of URSO 250 and URSO Forte that was launched in the United States. We anticipate generic competition against URSO 250 and URSO Forte could have a material adverse effect on our results of operations and financial condition.

Item 6.	Exhibits.

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCAN INTERMEDIATE HOLDINGS INC.

Date: August 14, 2009	BY:	/S/
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.