Form 10-K
period 2009-09-30
Axcan Intermediate Holdings Inc.
filed 2009-12-17
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-K
______________________
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ________

 Commission File Number 333-153896

______________________

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
Yes              No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes[X]         No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes              No [X] Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer [X]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               No [X]

As of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for any of the common stock of the registrant and therefore, an aggregate market value of common stock of the registrant based on sales or bid and asked prices is not determinable. As of December 16, 2009, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Axcan MidCo Inc.

Documents incorporated by reference: None.

Forward-Looking Statements

This Annual Report on Form 10-K includes assumptions, expectations, projections, intentions and beliefs about future events. These statements are intended as “forward-looking statements.” We caution that assumptions, expectations, projections, intentions and beliefs about future events may and often do vary from actual results and the differences can be material.

All statements in this document that are not statements of historical fact are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, such matters as

•
our ability to market, commercialize and achieve market acceptance for any of the products that we are developing, commercializing or may develop or commercialize in the future, including the growth, establishment or acquisition of specialty sales, marketing and distribution capabilities to commercialize products;

•	the expected timing, costs, progress or success of any of our preclinical and clinical development programs, regulatory approvals, or commercialization efforts;
•	delays in obtaining, or a failure to obtain and maintain, regulatory approval for our product candidates, including, but not limited to, our pancreatic enzyme products in the United States;
•	our ability to continue to successfully manufacture and commercialize our existing products;
•	the potential advantages of our products or product candidates over other existing or potential products;
•	our ability to enter into any new co-development or licensing agreements or to maintain any existing co-development or licensing agreements with respect to our product candidates or products;
•	our ability to effectively maintain existing licensing relationships and establish new licensing relationships;
•	the expense, time and uncertainty involved in the development of our product candidates, some or all of which may never reach the regulatory approval stage;
•	our reliance on collaboration partners and licensees, to obtain and maintain regulatory approval for certain of our products and product candidates and to manufacture and commercialize such products;
•	our ability to compete in the pharmaceutical industry;
•	our ability to obtain reimbursement for the products we commercialize;
•	our ability to protect our intellectual property and know-how and operate our business without infringing the intellectual property rights or regulatory exclusivity of others;
•	a loss of rights to develop and commercialize our products under our license and sublicense agreements;
•	a loss of any of our key scientists or management personnel;
•	our estimates of market sizes and anticipated uses of our product candidates;
•	our estimates of future performance; and
•	our estimates regarding anticipated future revenue, expenses, operating losses, capital requirements and our needs for additional financing.

When used in this document, the words “anticipate”, “believe”, “intend”, “estimate”, “project”, “forecast”, “plan”, “potential”, “will”, “may”, “should” and “expect” reflect forward-looking statements. Such statements reflect our current views and assumptions and all forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from expectations. The factors that could affect our future financial results are discussed more fully under” Item 1A. - Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission, referred to herein as the SEC. We caution readers of this Annual Report on Form 10-K, also referred to herein as the Annual Report, not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I

ITEM 1.                    BUSINESS
Axcan Intermediate Holdings Inc., a Delaware corporation, is a leading specialty pharmaceutical company concentrating in the field of gastroenterology, with operations in the United States (U.S.), Canada and the European Union (EU).

Our website address is www.axcan.com. Information on our website is not incorporated herein by reference. Our reports filed with the Securities and Exchange Commission, or SEC, are available free of charge in, or may be accessed through, the “Investor Relations” section of the Company’s website as soon as reasonably practicable after the Company files or furnishes such material with or to the SEC. In addition, copies of these reports will be made available free of charge, upon written request to Isabelle Adjahi, Senior Director, Investor Relations and Communications, Axcan Pharma, 597 Laurier Blvd., Mont-Saint-Hilaire, Quebec, Canada J3H 6C4. Axcan Intermediate Holdings Inc. is located at 22 Inverness Center Parkway, Suite 310, Birmingham, AL 35242.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we”, “our”, “us”, the “Company” and “Axcan” means Axcan Intermediate Holdings Inc. and all of its subsidiaries.

Overview
Axcan is a specialty pharmaceutical company focused on marketing and selling pharmaceutical products used in the treatment of a variety of gastrointestinal, or GI, diseases and disorders, which are those affecting the digestive tract. Our mission is to improve the quality of care and health of patients suffering from gastrointestinal diseases and disorders by providing effective therapies for patients and specialized caregivers.

In addition to our marketing activities, we carry out research and development activities on products at various stages of development as further described below in the section “Products in Development”. These activities are carried out primarily with respect to products we currently market in connection with lifecycle management initiatives, as well as product candidates acquired or licensed from third parties. By combining our marketing capabilities with our research and development experience, we distinguish ourselves from other specialty pharmaceutical companies that focus solely on product distribution and we offer licensors the prospect of rapidly expanding the potential market for their products on a multinational basis. As a result, we are presented with opportunities to acquire or in-license products that have been advanced to the later stages of development by other companies. Our focus on products in late-stage development enables us to reduce risks and expenses typically associated with new drug development.

Transactions

The February 2008 Transactions

On November 29, 2007, Axcan Intermediate Holdings Inc., then known as Atom Intermediate Holdings Inc., entered into an Arrangement Agreement with Axcan Pharma Inc., or Axcan Pharma, pursuant to which we agreed to acquire, through an indirect wholly-owned subsidiary, all of the outstanding common stock of Axcan Pharma and enter into various other transactions in accordance with the Plan of Arrangement. We refer to such transactions collectively in this report as the Arrangement.

On February 25, 2008, the Arrangement was completed and as a result,

•
each share of Axcan Pharma common stock outstanding was deemed transferred to Axcan Intermediate Holdings Inc. and holders of such common stock received $23.35 per share of Axcan Pharma common stock, or the offer price, in compensation from us, without interest and less any required withholding taxes;

•
all granted and outstanding options to purchase common stock of Axcan Pharma under Axcan Pharma’s stock plans, other than those options held by Axcan Holdings Inc. or its affiliates, were deemed vested and transferred to Axcan Pharma and cancelled in exchange for an amount in cash equal to the excess, if any, of the offer price over the applicable exercise price for the option for each share of common stock subject to such option, less any required withholding taxes; and

•
all vested and unvested deferred stock units, or DSUs, and restricted stock units, or RSUs, issued under Axcan Pharma’s stock option plans, were deemed vested and then cancelled and terminated. Each holder of a DSU or RSUs received the offer price, less any required withholding taxes, for each DSU and RSUs formerly held.

The Arrangement was financed through the proceeds from the initial offering of $228.0 million aggregate principal amount of our 9.25% secured notes due in 2015, or the secured notes, the initial borrowings under a credit facility composed of term loans and a revolving credit facility, collectively the new senior secured credit facilities, borrowings under a senior unsecured bridge facility maturing on February 25, 2009, or the senior unsecured bridge facility, equity investments funded by direct and indirect equity investments from the Sponsor Funds, or certain investment funds associated with or designated by TPG Capital, or the Sponsor, certain investors who co-invested with the Sponsor Funds, including investment funds affiliated with certain of the initial purchasers of the outstanding notes, or the Co-investors, and the cash on hand of Axcan Pharma and its subsidiaries. The closing of the offering of the secured notes, the new senior secured credit facilities and the senior unsecured bridge facility occurred substantially concurrently with the closing of the Arrangement on February 25, 2008. We refer to the Arrangement, the closing of the transactions relating to the Arrangement, and our payment of any fees and expenses related to the Arrangement and such transactions collectively in this report as the February 2008 Transactions.

Subsequent to the February 2008 Transactions, we became an indirect wholly-owned subsidiary of Axcan Holdings Inc., or Holdings, an entity controlled by the Sponsor Funds and the Co-investors, and Axcan Pharma became our indirect wholly-owned subsidiary.

The Refinancing

On May 6, 2008, we completed our offering of $235.0 million aggregate principal amount of our 12.75% senior unsecured notes due in 2016, or the senior notes. The net proceeds from this offering, along with our cash on hand, were used to repay in full our senior unsecured bridge facility. We refer to this offering of our senior notes, along with the related use of proceeds, as the Refinancing and, collectively, with the February 2008 Transactions, as the Transactions.

Financial Information

Financial information for the fiscal year ended September 30, 2008, including product revenue, is presented as the mathematical combination of the relevant financial information of the Predecessor (from October 1, 2007, to February 25, 2008) and the Successor (from February 26, 2008, to September 30, 2008) for the period. The financial information presented for the Predecessor is the financial information for Axcan Pharma Inc. and its consolidated subsidiaries and the financial information presented for the Successor is the financial information for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

Industry Overview

According to a report entitled “Opportunities & Challenges in Digestive Diseases Research,” (publication of the U.S. Department of Health and Human Services, National Institutes of Health - March 2009),  at least 60 to 70 million Americans are affected each year by digestive diseases, placing a burden on society that exceeds $100 billion in direct medical costs in the U.S. Annually, in the U.S., about 14 million hospitalizations —10% of the total— and 15% of all in-patient hospital procedures are attributed to treatment of digestive diseases. In addition, in the U.S., 105 million visits to doctors’ offices occur each year for digestive diseases, frequently in response to symptoms such as abdominal pain, diarrhea, vomiting or nausea. Prescription drugs for the treatment of certain digestive diseases such as gastroesophageal reflux disease (GERD) rank among the most commonly used pharmaceutical drugs around the world. Even more worrying, digestive diseases are associated with significant mortality, morbidity and loss of quality of life. Digestive diseases, including cancer of the gastrointestinal tract, are known to be a primary cause of over 236,000 deaths in the U.S. each year. Moreover, digestive disorders, even conditions that are not immediately life-threatening, can severely affect patients’ quality of life and cause significant disability even for conditions that are not immediately life-threatening. Debilitating symptoms—such as chronic pain, discomfort, bloating, diarrhea, constipation, and incontinence, not to mention social stigma or embarrassment associated with many GI disorders can affect patients’ ability to work or engage in daily activities. Collectively, these diseases account for over $44 billion in indirect costs associated with disability and mortality each year in the U.S.

With a reported $49.9 billion in worldwide revenue in 2007, the GI disorders market has been one of the largest therapeutic areas in the global pharmaceutical industry. It competes consistently with cardiovascular diseases and oncology for the top three therapeutic areas in terms of market value. In the U.S. alone, the total market for GI disorder treatments is expected to amount to $22.8 billion in 2009, an average annual growth rate of approximately 7.3% for the last five years (sales of $16.1 billion for 2004).

Competitive Strengths

We believe we have a number of competitive strengths that will enable us to further enhance our position in the gastroenterology market.

Diversified Portfolio of Branded Products. We currently market branded products in seven product categories that treat a broad range of GI diseases and disorders. During fiscal year 2009, four product lines contributed 67% of our revenues, but no single product line accounted for more than 20% of our revenues. Our portfolio of products is also geographically diverse, with approximately 24% of our revenues being generated from sales outside the U.S. in fiscal year 2009.

Leading Competitive Positions in Attractive Gastroenterology Markets. We have a strong track record of leveraging a product line’s unique market position to drive performance. CANASA, ULTRASE/VIOKASE and PYLERA are currently the Company’s only branded product which are actively promoted in the U.S.; CARAFATE is the only branded suspension-form sucralfate product in its market in the U.S. All these product lines enjoy good market positions in terms of sales in their respective markets: CARAFATE is used to treat gastric and duodenal ulcers and accounted for 43.2% of the U.S. market for sucralfate products in terms of sales in fiscal year 2009; and CANASA is used to treat ulcerative proctitis and colitis and accounted for 67.0% of the U.S. market for rectally-administered mesalamine products in terms of sales in fiscal year 2009. In addition, VIOKASE is the only branded non-enteric-coated pancreatic enzyme product in its market. VIOKASE is used to treat pancreatic insufficiency and it accounted for 19.8% of the U.S. market for non-enteric-coated pancreatic enzyme products in terms of sales in fiscal year 2009. ULTRASE, our enteric-coated pancreatic enzyme product accounted for 37.0% of the U.S. market for enteric-coated pancreatic enzyme products in term of sales. We believe that our products are often the first line of treatment prescribed by physicians for these diseases and disorders. Many of the GI diseases and disorders that our products are used to treat are chronic, and as a result, we believe that physicians tend to be reluctant to change a patient’s treatment program once the patient has been treated with and becomes accustomed to a particular product. As a result, we believe that our products experience a high degree of patient loyalty, allowing us to maintain leading competitive positions in the markets in which we participate.

Non-Patent Barriers to Entry. Despite having no long-term patent protection, we believe that our core product lines benefit from a variety of regulatory, clinical, sourcing and manufacturing barriers to entry, including, depending upon the product line and the product, the requirement to obtain certain regulatory approvals by a specified date, the requirement to conduct clinical trials, the ability to source certain high-grade active pharmaceutical ingredients and the know-how required to manufacture certain dosage forms. We believe that these barriers to entry may create impediments for generic competitors to introduce and market generic versions of certain of our products, including products from our ULTRASE, VIOKASE, CANASA and CARAFATE product lines. See “Item 1A. Risk Factors—Risks Related to Our Business.”

Focused Sales Force with Market-Leading Performance. By focusing on establishing strong relationships with gastroenterologists, hepatologists and cystic fibrosis centers, we are able to effectively penetrate the gastroenterology market. As of September 30, 2009, our sales force numbers 163 representatives, located in the U.S., in the EU (including a contracted sales force in Germany devoted exclusively to selling our products) and in Canada.

Consistently Strong Historical Organic Growth and High Free Cash Flow Generation. Our business is characterized by strong free cash flows due to our robust operating history and minimal capital intensity. Over the last five fiscal years, we have increased revenue on a consistent basis. In addition, our capital expenditure requirements have historically been minimal, providing for strong free-cash-flow conversion. Over the last six fiscal years, we have generated cumulative free cash flow of approximately $382.1 million. We believe, but cannot guarantee, that our strong free cash flow will enable us to adequately service debt and will provide us with financial flexibility to invest in our business. For information regarding the risks we and our business face, please see “Item 1A. Risk Factors.”

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

Experienced and Dedicated Management Team. We have a highly experienced management team at both the corporate and operational levels. Our team is led by President and Chief Executive Officer Frank Verwiel, M.D., formerly of Merck & Co., Inc., who has over 20 years’ experience in the health-care industry. Dr. Verwiel joined Axcan Pharma as President and CEO in July 2005. David Mims, formerly with Scandipharm, Inc., is our Executive Vice President and Chief Operating Officer. He joined Axcan Pharma in that capacity in February 2000, when we acquired Scandipharm, Inc. Mr. Mims brings 20 years of experience in the health-care industry. Steve Gannon, our Senior Vice President, Finance, and Chief Financial Officer, joined Axcan Pharma in that capacity in April 2006, having previously served as CFO of CryoCath Technologies Inc. and held various senior financial positions at AstraZeneca and Mallinckrodt over the past 20 years.
Dr. Alexandre LeBeaut rejoined us as Senior Vice President and Chief Scientific Officer in September 2008 after holding the same position with Axcan Pharma from May 2006 to February 2007 and various other executive positions in the pharmaceutical industry, including Vice President, Medical Units, U.S. Medical Affairs of Sanofi-Aventis Pharmaceuticals. Nicholas Franco joined Axcan Pharma as Senior Vice President, International Commercial Operations, in July 2007, having held various management positions at Novartis Pharma AG, including President of the Global Ophthalmic Business Unit and Global Head of the Neuroscience Business Franchise. Theresa Stevens joined Axcan Intermediate Holdings as Senior Vice President, Business Development, in June 2009, having played a number of senior business roles at Novartis Pharmaceuticals as Executive Committee member and Vice President, U.S. Business Development and Licensing, Life Cycle Management and Generics-Brands Strategies. Martha Donze has been our Vice President, Corporate Administration, since August 1999, when we acquired Scandipharm, where she had been working since 1993. Ms. Donze has more than 30 years of professional experience in the fields of human resources and communications. Richard Tarte, formerly a partner with the law firm of Coudert Brothers, joined Axcan Pharma as Vice President, Corporate Development, and General Counsel in 2001.

Business Strategy

We intend to enhance our position as the leading specialty pharmaceutical company concentrating in the field of gastroenterology by pursuing the following strategic initiatives:

Grow Sales of Existing Products. We call a targeted group of prescribing physicians to build strong professional relationships. We also seek to leverage the unique value of our product lines to drive performance by means of physician and caregiver programs and dialogue with payors that help to differentiate Axcan from the competition and position our products as the drugs of choice for many patients. As a result, our products are often the first line of treatment prescribed by physicians. We seek to leverage this situation as well as the high degree of patient loyalty to our products in order to maintain our lead in the markets in which we compete.

Launch New Products. Over the years, the expertise of our R&D and sales and marketing teams has allowed us to build strong relationships with the scientific and medical GI community. Thanks to our in-depth knowledge of the gastrointestinal area, our team is able to present the benefits of Axcan’s products to patients, health-care providers and payors and effectively launch new products. We intend to leverage our knowledge and expertise to successfully launch innovative products by strongly positioning them in selected markets, thus expanding our presence and reach.

Selectively Acquire or In-License Complementary Products. We plan to acquire or in-license new products that complement the strategic focus of our existing product portfolio. Thanks to our long-lasting presence, reputation, core knowledge of GI markets, R&D expertise, multinational sales and marketing teams, market access and top-tier sales force, we are a preferred partner for companies looking to sell or out-license their products. Our experienced business development team uses a rigorous and disciplined approach to ensure that the product lines we acquire fit strategically within our portfolio. In recent years, we have successfully grown a number of product lines that we acquired or developed to become leaders in their markets.

Pursue Growth Opportunities Through Developing Pipeline. We continue to invest in R&D to develop the next generation of products to address unmet medical needs in the gastroenterology market. Our internal development efforts focus primarily on clinical development, which includes life-cycle management and medical market access initiatives. Our objective is to contribute in establishing a valid value proposition for all our products across the life-cycle.

Expand Internationally. Our current infrastructures in the U.S., the EU and Canada form the basis of our efforts to expand internationally by increasing our R&D and sales and marketing footprint worldwide. We intend to continue to increase the geographic presence of our products through our network of third-party distributors or strategic alliances with local partners.

Products

Our focus is on the field of gastroenterology. Our current portfolio of commercial products includes a number of pharmaceuticals for the treatment of a range of GI diseases and disorders such as inflammatory bowel disease, cholestatic liver diseases, pancreatic insufficiency, and gastric and duodenal ulcers.

While our business focus is to sell products in the U.S., the EU and Canada, several of our products have been commercialized on export markets through licensing and distribution agreements with local marketing partners.

We also have various products in development. A discussion of these projects and the regulatory process follows under the headings “Products in Development” and “Government Regulation.”

The majority of the products that we market do not benefit from any patent protection. We believe, however, that certain of our products benefit from other barriers to the entry of competitors or generics. Our products nevertheless remain subject to competition and generic product entries into their markets, which especially in the case of generics, typically sold at a significant discount from reference drug prices could significantly and negatively affect our revenues. As of September 30, 2009, our main product lines are CANASA, CARAFATE, ULTRASE, URSO 250 / URSO FORTE and PYLERA in the U.S., SALOFALK and URSO in Canada, and DELURSAN, PANZYTRAT and LACTEOL in the EU.

On November 19, 2007, the patent for URSO 250 / URSO FORTE’s use in the treatment of primary biliary cirrhosis (PBC), a chronic liver disease, expired in the U.S. On May 14, 2009, Teva Pharmaceutical Industries Ltd announced that the U.S. Food and Drug Administration had approved its Abbreviated New Drug Application (ANDA) for a generic formulation of URSO 250 and URSO FORTE that was launched in the U.S. As a result, we have seen a decline in sales of URSO 250/URSO FORTE in the U.S. and we anticipate this to continue, which could have a material adverse effect on our results of operations and financial condition for the coming years.

On November 5, 2007, the market exclusivity obtained on CANASA pursuant to the clinical investigation exclusivity provisions of the Drug Price Competition and Patent Term Restoration Act, known as the Hatch-Waxman Act, covering a change in the formulation of this drug from a 500-mg to a 1,000-mg suppository formulation, expired. However, in June 2007, the FDA published draft guidance on the requirements it expects manufacturers seeking approval of a mesalamine suppository to meet in order to obtain approval to launch such a product. This draft guidance specifies that a request for regulatory approval of a mesalamine suppository product must be supported by placebo and reference-drug controlled clinical studies with clinical endpoints demonstrating safety and effectiveness in patients with ulcerative proctitis. We cannot provide assurances that the FDA requirements reflected in this draft guidance will be applied by the FDA or will be formally adopted in their current form.

Our main product lines, their sales, patent/regulatory protection and certain other barriers to entry are discussed below.

Pancreatic Enzyme Products

ULTRASE

In the U.S. and Canada, we market as ULTRASE pancreatic enzyme microsphere (ULTRASE MS) and mini-tablet (ULTRASE MT) products, designed to help patients with exocrine pancreatic insufficiency (including pancreatic insufficiency associated with cystic fibrosis) to better digest food. ULTRASE is also supplied to export markets in Latin America.

We reported net sales of $75.9 million, $58.6 million and $47.5 million for ULTRASE in fiscal years 2009, 2008, and 2007, respectively. The increase in sales can partly be attributed to price increases implemented during that time. ULTRASE sales also benefited from FDA’s formal notification to manufacturers of pancreatic insufficiency products, which include ULTRASE, of the requirement to submit a New Drug Application (“NDA”) by April 28, 2009 and receive regulatory approval under an NDA by April 28, 2010 in order to avoid FDA regulatory enforcement action to remove unapproved products from the market. As a consequence, most unbranded pancreatic enzyme products for which an NDA had not been submitted by April 2009 have been withdrawn from the market by their distributors, leaving room for ULTRASE to capture a portion of their market share.

We completed the submission of our NDA for ULTRASE MT and , in the fourth quarter of fiscal year 2008, received a first complete response letter (formerly known as an ‘’approvable letter’’ prior to recent amendments of the Food Drug and Cosmetics Act, or FDCA) citing  only certain chemistry, manufacturing and control data, or CMC, work requirements to which we responded.  Further to the filing of our response, we received a second complete response letter in the fourth quarter of fiscal year 2009, again citing certain CMC work the FDA requested we complete in order to obtain approval.  This request was addressed in a complete response we prepared in collaboration with our manufacturing partners and filed with the FDA.  While we cannot provide any assurances, we expect to receive regulatory approval within the timeframe set for approval under FDA’s guidance to the industry. See “Item 1A. Risk Factors—Risks Related to Our Pancreatic Enzyme Products.”

ULTRASE competes with a number of branded pancreatic enzyme products, including CREON® (Solvay Pharmaceuticals, Inc.), PANCREASE® (Ortho-McNeil Pharmaceutical, Inc.), PANCRECARB® (Digestive Care, Inc.). Digestive Care, Inc. and ZENPEPTM (Eurand N.V.). CREON® received FDA approval in April 2009 and the approved product was recently launched. We believe an NDA was submitted for PANCREASE®, but the status of this submission is not known to us. Digestive Care, Inc. has recently announced that it has received a complete response letter from the FDA and has moved closer to obtaining approval of its NDA for PANCRECARB®. ZENPEPTM, was approved by the FDA in August 2009 and has recently been launched in the U.S. market.

ULTRASE is licensed from Eurand under an exclusive development license and supply agreement signed in 2000. It was for an original term of ten years with automatic renewals for subsequent periods of two years. The agreement was amended in 2007 and the term extended to the end of 2015. We have paid Eurand licensing fees totaling $3.5 million, and we have agreed to pay to Eurand royalties of 6% on annual net sales of ULTRASE.

ULTRASE does not currently benefit from patent protection. However, based on the 29th edition of the “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book, published by the FDA in August 2009, both CREON® and ZENPEPTM have been granted the status of New Chemical Entity, or NCE, which entitles them to certain market exclusivity protections pursuant to the Hatch-Waxman Act. We believe that, upon approval of its NDA, ULTRASE MT will also be designated as an NCE and will equally benefit from the same market exclusivity provided pursuant to the Hatch-Waxman Act. This would afford ULTRASE MT a measure of protection from new competition in the marketplace, as this exclusivity generally prohibits the FDA from reviewing ANDAs for products containing the same active moiety for a period of five years. Further, in its “Guidance for Industry—Exocrine Pancreatic Insufficiency Drug Products—Submitting NDAs” of April 2006, the FDA has stated that because of their complexity, pancreatic enzyme extract products are not likely to be appropriate for ANDA filings. For more details on NCE data exclusivity, see “Item 1 - Business - Government Regulation - U.S. Regulations - Data Exclusivity”.

VIOKASE

We market as VIOKASE, non-enteric-coated pancreatic replacement enzymes for the treatment of exocrine pancreatic insufficiency. VIOKASE, although not actively promoted, is sold in the U.S. and Canada.

We reported net sales of $22.7 million, $15.1 million and $11.2 million for VIOKASE in fiscal years 2009, 2008, and 2007, respectively. The increase in sales is mainly caused by the impact of most of the unbranded pancreatic enzyme products being discontinued or withdrawn from the market because of the FDA’s requirement that pancreatic enzyme products, or PEPs, file for and, by April 28, 2010 obtain approval under an NDA, which gave VIOKASE the opportunity to capture a portion of these unbranded PEP product’s market share. As it is the case for ULTRASE, the FDA formally notified manufacturers of pancreatic insufficiency products that these drugs, which include VIOKASE, must receive regulatory approval under an NDA by April 28, 2010 in order to avoid FDA regulatory action to remove unapproved products from the market.

We have submitted our NDA for VIOKASE and while we cannot provide any assurances, we expect to receive approval within the timeframe set for approval under FDA’s guidance to the industry. See “Item 1A. - Risk Factors -Risks related to our Pancreatic Enzyme Products”.

We believe that VIOKASE is currently the only non-enteric-coated pancreatic enzyme product commercially available in the U.S. VIOKASE therefore competes with the coated pancreatic enzymes products.

VIOKASE does not currently benefit from patent protection. However, we believe that like ULTRASE MT, it will be entitled to receive NCE market exclusivity pursuant to the Hatch-Waxman Act upon approval of our NDA.

PANZYTRAT

PANZYTRAT consists of enteric-coated microtablets for use in the treatment of exocrine pancreatic insufficiency and pancreatic enzyme deficiency. PANZYTRAT is marketed in several countries, mainly Germany and the Netherlands, as well as a few export markets. We reported net sales of $14.2 million, $16.6 million and $14.8 million for PANZYTRAT in fiscal years 2009, 2008 and 2007, respectively.

The main competitor for PANZYTRAT in Germany and the Netherlands is KREON® (Solvay Pharmaceuticals, Inc.). The decline in sales in fiscal year 2009 as compared to fiscal year 2008 resulted from the negative impact of currency fluctuations compared to the preceding fiscal year, as the value of the euro depreciated against the U.S. dollar by 11.6% and from the reduction in sales volumes within export markets.

PANZYTRAT does not benefit from any patent protection, nor any other form of regulatory exclusivity in the main countries in which it is marketed, namely Germany and the Netherlands.

Ursodiol

URSO 250 and URSO FORTE (U.S.)

In the U.S., we have been marketing URSO 250, a 250-mg ursodiol tablet for the treatment of PBC, a chronic liver disease, since May 1998. URSO FORTE, a 500-mg ursodiol tablet, was launched in November 2004.

We reported net sales of $50.0 million, $67.0 million and $68.1 million for URSO 250/ URSO FORTE in the U.S. in fiscal years 2009, 2008 and 2007, respectively. The decrease in sales in fiscal year 2009 as compared to fiscal year 2008 resulted from the entry of generic versions of URSO 250 and URSO FORTE on the U.S. market, following approval by the Office of Generic Drugs on May 13, 2009. This decrease was partially offset by price increases announced on our URSO 250 and URSO FORTE branded products, and by sales generated from the launch of an authorized generic version of our ursodiol products. On July 2, 2009, we announced that we had entered into an agreement with Prasco Laboratories under which Prasco will market and sell an authorized generic of URSO 250 and URSO FORTE in the U.S. Despite measures taken to defend our URSO franchise in this market, we expect future sales to continue to decline.

URSO and URSO DS (Canada)

In Canada, we market URSO (250-mg) and URSO DS (500-mg) for the treatment of cholestatic liver diseases, which include PBC and primary sclerosing cholangitis (PSC). URSO/URSO DS were covered by a patent relating to the use of ursodiol for the treatment of PBC in Canada, which was to expire in 2010. However, in 2006, the generic product manufacturer, Pharmascience Inc., successfully challenged the validity of this patent under Health Canada’s Notice of Compliance Regulation procedures. In May 2006, generic versions of URSO and URSO DS received approval for sale in Canada and were launched in fiscal year 2007. The launch of these generic products has had a negative impact on sales of URSO / URSO DS since fiscal year 2007.

We reported net sales of $3.0 million, $3.9 million and $9.0 million in net sales for URSO/URSO DS in Canada for fiscal years 2009, 2008 and 2007, respectively.

URSO/URSO DS does not benefit from any other patent protection or other form of regulatory exclusivity in Canada.

DELURSAN

DELURSAN is an ursodiol preparation marketed in France and indicated for the treatment of cholestatic liver diseases, including PBC, PSC and liver disorders related to cystic fibrosis.

We reported net sales of $20.8 million, $21.4 million and $16.7 million for DELURSAN in fiscal years 2009, 2008, and 2007, respectively. The decline in sales in fiscal year 2009 as compared to fiscal year 2008 resulted from the negative impact of currency fluctuations compared to the preceding fiscal year, as the value of the euro depreciated against the U.S. dollar by 11.6%. In local currency, net sales of DELURSAN were €15.4 million, €14.2 million and €12.5 million in fiscal years 2009, 2008 and 2007, respectively.

DELURSAN mainly competes with URSOLVAN® (Sanofi-Aventis S.A.). However, we expect another competing branded product to be launched in France by the end of calendar year 2010. A request for marketing approval was submitted for an ursodiol product, based on well-established use. Under this procedure, a company can seek approval for a product similar to one that is already on the market by submitting evidence of therapeutic efficacy based on published literature.

DELURSAN does not have any patent protection or any regulatory exclusivity in France. As a result, if another ursodiol preparation were to be launched, it could have a significant negative impact on sales of DELURSAN in France. See “Item 1A. Risk Factors – Risks Related to Our Business.”

Mesalamine

CANASA

CANASA is a mesalamine suppository, indicated for the treatment of distal ulcerative proctitis, an inflammatory bowel disease, which we sell in the U.S. We believe that CANASA is currently the only commercially available mesalamine suppository in the U.S.

We reported net sales of $84.7 million, $72.1 million and $65.1 million for CANASA in fiscal years 2009, 2008 and 2007, respectively.

CANASA competes with topical corticosteroids available in the form of enemas and suppositories, as well as mesalamine enemas. In the U.S., CANASA primarily competes with ROWASA® enemas sold by Alaven Pharmaceutical LLC and with various generic mesalamine enemas.

CANASA does not have any patent protection in the U.S. On November 5, 2007, the clinical investigation exclusivity previously granted pursuant to the Hatch-Waxman Act, covering a change in the formulation of this drug from a 500 mg formulation to a 1,000 mg suppository formulation, expired. As a result, if a generic mesalamine suppository were to be launched, it could have a significant negative impact on sales of CANASA in the U.S.

In May 2007, the FDA published draft guidance on the requirements it expects manufacturers seeking approval of a mesalamine suppository to meet in order to obtain approval for the U.S. market. The draft guidance specifies in part that a request of approval must be supported by placebo and reference-drug controlled clinical studies with clinical endpoints demonstrating safety and effectiveness in patients with ulcerative proctitis.

In June 2007, the FDA published draft guidance on the requirements it expects manufacturers seeking approval of a mesalamine suppository to meet in order to obtain approval to launch such a product. This draft guidance specifies that a request for regulatory approval of a mesalamine suppository product must be supported by placebo and reference-drug controlled clinical studies with clinical endpoints demonstrating safety and effectiveness in patients with ulcerative proctitis.

We cannot provide assurances that the FDA requirements reflected in this draft guidance will be applied by the FDA or will be formally adopted in their current form.

SALOFALK

SALOFALK is a mesalamine-based product line (tablets, suspensions and suppositories) that we sell in Canada for the treatment of certain inflammatory bowel diseases, such as ulcerative colitis, ulcerative proctitis and Crohn’s disease.

We reported net sales of $19.0 million, $21.0 million and $19.3 million for SALOFALK in fiscal years 2009, 2008 and 2007, respectively. The decline in sales in fiscal year 2009 as compared to fiscal year 2008 resulted from the negative impact of currency fluctuations compared to the preceding fiscal year, as the value of the Canadian dollar depreciated against the U.S. dollar by 17.0%. It is also caused by the launch of a new competitive product on the market.

In Canada, SALOFALK competes with several products containing mesalamine in controlled-release tablets or capsules, including ASACOL™, a product sold by The Proctor & Gamble Company, DIPENTUM™, a product sold by UCB Pharma, Inc., and MEZAVANT®, a product sold by Shire plc. Generics versions of the tablet and suspension formulations are also available on the market.

SALOFALK has no patent protection, or regulatory exclusivity.

Sucralfate

CARAFATE / SULCRATE

Our CARAFATE/SULCRATE product lines are indicated for the treatment of gastric and duodenal ulcers.

CARAFATE is sold in the U.S. as oral tablets and an oral suspension and SULCRATE as an oral suspension in Canada. Neither formulation is actively promoted. Both product lines compete primarily against generic sucralfate tablets.

We reported net sales of $68.5 million, $52.5 million and $52.2 million for CARAFATE/SULCRATE in fiscal years 2009, 2008 and 2007, respectively. The increase in sales from fiscal year 2008 to fiscal year 2009 mainly resulted from an increase in prescription volumes and from price increases announced during the year.

We are not aware of any generic versions of CARAFATE / SULCRATE oral suspension that are commercially available in the U.S. or Canada. If a generic version of these drugs were to be launched, it could have a significant negative impact on sales of CARAFATE/SULCRATE oral suspension in the U.S. and Canada.

Neither CARAFATE nor SULCRATE enjoys any patent protection or regulatory exclusivity in its respective market. Patent protection for CARAFATE lapsed in fiscal year 2001.

Helicobacter pylori eradication

PYLERA

Since May 2007, we have been marketing as PYLERA a three-in-one capsule therapy for the eradication of Helicobacter pylori, a bacterium recognized as being the main cause of gastric and duodenal ulcers.

We reported net sales of $8.2 million, $6.6 million and $1.8 million for PYLERA in fiscal years 2009, 2008 and 2007, respectively.

Other pre-packaged products (all in blister packs) that compete with PYLERA include HELIDAC®, a product sold by Prometheus Laboratories Inc., and PREVPAC®, sold by TAP Pharmaceutical Products Inc.

PYLERA is protected by patent claims covering triple and quadruple therapies for Helicobacter pylori eradication. These claims cover the treatment of duodenal ulcer disease (and in some countries reflux esophagitis and gastric ulcer) through the eradication of Helicobacter pylori using a bismuth compound together with two or more antibiotics. The expiry dates of these patents vary depending on the jurisdiction. In the U.S., they expire in March 2010. The double capsule formulation of this product and its use in multiple therapies is also covered by patent in a number of countries. The U.S. patent expires in December 2018. Prior to November 2008, the U.S. patents covering PYLERA’s triple and quadruple therapies for Helicobacter pylori eradication and capsule formulation were not eligible for listing in the FDA’s Orange Book and to benefit from the automatic 30-month stay provisions of the Hatch-Waxman Act. In November 2008, pursuant to the enactment of the Q1 Program Supplemental Funding Act (Q1 Act), the FDCA was amended to permit the Orange Book listing of patents covering products containing antibiotic active ingredients included in an application submitted to FDA for review prior to November 21, 1997 or, “old” antibiotics, which is the case of PYLERA.  In December 2008, our patents were submitted for listing in the FDA’s Orange Book.  Accordingly, we believe we are eligible to benefit from the automatic stay provisions of the Hatch-Waxman Act for an ANDA submitted subsequent to the date these patents were listed in the Orange Book and which contains a paragraph IV certification.  For more details regarding the 30-month stay provisions of the Hatch-Waxman Act, see “Item 1. Business – Government Regulation – U.S. Regulations – Abbreviated New Drug Application”.

Other Products

LACTEOL

LACTEOL is a product containing specific proprietary strains of Lactobacillus acidophilus in a lyophilized powder form. It is available in a number of dosage forms, including capsules, and is primarily indicated for the treatment of diarrhea. LACTEOL is mainly sold in France and in over 40 export markets.

We reported net sales of $16.5 million, $19.0 million and $16.3 million for LACTEOL in fiscal years 2009, 2008 and 2007, respectively including $9.3 million, $11.1 million and $9.9 million outside of France. The decline in sales resulted from the negative impact of currency fluctuations compared to the preceding fiscal year, as the value of the euro depreciated against the U.S. dollar by 11.6% and from the reduction in sales volumes within export markets.

LACTEOL competes with a number of similar products in most markets. As LACTEOL has been marketed for several decades, we believe the brand name LACTEOL constitutes a definite marketing advantage wherever the product is sold.

LACTEOL enjoys no patent protection or regulatory exclusivity. However, the product is derived from proprietary strains of a bacterium for which the ultimate parent organism is protected by a number of security safeguards, such that access by third parties seeking to reproduce it for competitive or other purposes is limited and controlled.

On April 6, 2009, we entered into a license agreement with a leading multi-national company (the “Partner”), whereby the Partner is granted the right to develop and commercialize new food products that will contain the active ingredient of LACTEOL. Under the terms of the agreement, the Partner will have exclusive rights to commercialize these new products. We will continue to own all other rights related to the active ingredient, including the right to use it and develop, manufacture and commercialize non-food products, including pharmaceutical products, containing it.

PHOTOFRIN PHOTOBARR

We market (directly or through distributors) PHOTOFRIN/PHOTOBARR in the U.S., the EU and Canada, as well as in other selected markets. PHOTOFRIN/PHOTOBARR has received regulatory approval in a number of countries, including approval for the treatment of high-grade dysplasia associated with Barrett’s esophagus, obstructing esophageal cancer and non-small-cell lung cancer, as well as certain types of gastric cancers and cervical dysplasia. PHOTOFRIN/PHOTOBARR is a photo-sensitizer approved for use in photodynamic therapy, an innovative medical therapy based on the use of light-activated drugs.

We reported net sales of $4.2 million, $6.5 million and $5.9 million for PHOTOFRIN/PHOTOBARR in fiscal years 2009, 2008 and 2007, respectively. The decline in sales resulted from the negative impact of currency fluctuations compared to the preceding fiscal year, as the value of the euro depreciated against the U.S. dollar by 11.6%. The decline in the U.S. was also a result of the loss of supply of the balloon centering catheter that is required for the treatment of high-grade dysplasia associated with Barrett’s esophagus.

To our knowledge, there are currently no other photo-sensitizers approved as drugs in the U.S., the EU or Canada for the treatment of high-grade dysplasia associated with Barrett’s esophagus, obstructing esophageal cancer and lung cancer, gastric cancer or cervical dysplasia.
In Germany, PHOTOSAN® (Seehof Laboratories), although not approved, has been marketed as a device for use in the treatment of broad oncological applications.

PHOTOFRIN/PHOTOBARR is covered by a number of patents claiming compositions (including product by process claims), methods of use in approved indications and, methods of manufacture, as well as patents for certain devices used in connection with treatment with these products. In the U.S., PHOTOFRIN/PHOTOBARR’s main market, the last of the patents covering this product expires May 2016.

Products in Development

Our research and development team leverages its expertise in the field of gastroenterology to develop product line enhancements and modifications to existing products and to complete the clinical development of new product candidates, consistent with our development growth strategy. Our R&D capabilities include Pharmaceutical Development, Regulatory Affairs, Quality and Compliance, Clinical Development and Medical Affairs.

Our staff of research scientists has expertise in all aspects of the drug development process on a global basis, from pre-formulation studies and formulation development, to scale-up and manufacturing. The clinical development and medical affairs team assumes product stewardship up to post-marketing study and contributes to market access strategies and tactics.

For new product candidates, we mainly consider the development of late-stage (Phase II and beyond) novel molecules and innovative product candidates that, in our view, provide an acceptable risk/return profile. As part of our business strategy, we enter into licensing agreements with companies that are developing compounds and innovative products in the field of gastroenterology. These compounds and products are typically in-licensed with some combination of up-front payments, development milestone payments and/or royalty payments. In some cases, we have an option to acquire an ownership position in the company with which we have entered into such an agreement.

For the existing portfolio, we seek to enhance product life cycles and extend exclusivity through the staged introduction of product enhancements. These may include (but are not limited to) improvements in the frequency of administration of drug products, improvements in the convenience of administration, reduction of side effects (improved tolerability) and improved efficacy.

Our pipeline products are in various stages of development. Despite the reduced risk profile of our pipeline programs (relative to new chemical entities), they do carry potential development risks, and as such, we do not anticipate the commercialization of all of these products. In addition, we routinely review and prioritize our pipeline as new product candidates are added, which can result in the discontinuation or delay in other ongoing development programs which offer, in our estimation, a less attractive risk/return profile. This is normal practice in the pharmaceutical industry.

Given that the successful development of any pipeline program is dependent on a number of variables, it is difficult to accurately predict timelines for regulatory approval and thus clinical development expenses. In fiscal year 2009, our R&D expenses were approximately $36 million or 8.8% of our total revenue ($28.1 million, or 7.4% of revenue in fiscal year 2008 and $28.6 million, or 8.2% of revenue, in fiscal year 2007).

From time to time, we review our portfolio of products under development to set priorities for the various development programs underway and to ensure that internal and budgeted resources are allocated accordingly. As a result of these reviews, the contents of certain development programs and related timelines may be modified or certain programs terminated.

The following is a description of our active and disclosed pipeline projects. The intellectual property associated with these projects is discussed below in “Patents and Trademarks.”

Pancreatic Enzyme Products

ULTRASE
In April 2004, the FDA formally notified manufacturers of pancreatic insufficiency products that these drugs, which include ULTRASE, must submit an NDA by April 28, 2009 and receive regulatory approval under an NDA by April 28, 2010 in order to avoid FDA regulatory enforcement action to remove them from the market.

We completed the submission of our NDA for ULTRASE MT and , in the fourth quarter of fiscal year 2008, received a first complete response letter (formerly known as an ‘’approvable letter’’ prior to recent amendments of the Food Drug and Cosmetics Act, or FDCA) citing  only certain chemistry, manufacturing and control data, or CMC, work requirements to which we responded.  Further to the filing of our response, we received a second complete response letter in the fourth quarter of fiscal year 2009, again citing certain CMC work the FDA requested we complete in order to obtain approval.  This request was addressed in a complete response we prepared in collaboration with our manufacturing partners and filed with the FDA.  While we cannot provide any assurances, we expect to receive regulatory approval within the timeframe set for approval under FDA’s guidance to the industry. See “Item 1A. Risk Factors—Risks Related to Our Pancreatic Enzyme Products.”

In order to continue to support ULTRASE MT once approved, we have initiated a pediatric Phase III clinical program to demonstrate the efficacy of ULTRASE MT in patients aged two to six years old. Once results are available, we expect to submit a supplemental NDA to enhance the product’s labeling.

VIOKASE
As it did for ULTRASE, in April 2004, the FDA formally notified manufacturers of pancreatic insufficiency products that these drugs, which include ULTRASE, must submit an NDA by April 28, 2009 and receive regulatory approval under an NDA by April 28, 2010 in order to avoid FDA regulatory enforcement action to remove them from the market.

We have completed the clinical portion of our program, which confirmed that VIOKASE is well tolerated and that lipase is available at high levels within the duodenal space. Results also confirmed that similar to other pancreatic enzyme products, VIOKASE is effective in the control of steatorrhea in chronic pancreatitis patients. We have submitted our NDA for VIOKASE and while we cannot provide any assurances, we expect to receive approval within the timeframe set for approval under FDA’s guidance to the industry. See “Item 1A. - Risk Factors -Risks related to our Pancreatic Enzyme Products”.

PANZYTRAT
We intend to initiate a multicenter Phase IIIb study aimed at assessing and comparing the efficacy of PANZYTRAT 25,000 in the control of steatorrhea in patients with cystic fibrosis who demonstrate pancreatic insufficiency. This study should allow us to better position our product on the market where it is currently available.

NMK 150

We were developing NMK 150, a new high-protease pancrelipase preparation for the relief of pain in small-duct chronic pancreatitis. Based on results of preliminary studies, we have decided not to pursue this development program.

Ursodiol

URSO

Non-alcoholic steatohepatitis (NASH) is an advanced form of non-alcoholic fatty liver disease associated with significant morbidity and mortality for which there is no proven effective pharmacological therapy. NASH affects 2% to 5% of Americans and approximately the same number of people in Western Europe.

We have successfully completed a multicentric, double-blind, randomized-controlled trial of high-dose ursodiol in patients suffering from NASH. The study, which was conducted in France, assessed the efficacy and safety of high-dose (25-35 mg/kg/day) ursodiol in NASH patients.

Results confirmed that high-dose ursodiol is safe and well tolerated in patients with NASH. They also demonstrated a significant and marked biochemical response to high-dose ursodiol.

SUDCA (Ursodiol Disulfate)

We were studying the use of SUDCA, a new ursodiol derivative, in the prevention of the recurrence of colorectal adenomateous polyps, considered to be a pre-cancerous stage of colorectal cancer. Based on results of preliminary studies, we have decided not to pursue this development program.

Mesalamine

MAX-002

We have initiated the MAX-002 program, a Phase III clinical trial to evaluate the efficacy and safety of this novel, high- concentration, 1,000-mg mesalamine suppository for the treatment of mild to moderate ulcerative proctitis.

Inflammatory bowel disease (IBD) consists of two major multifactorial disease entities of unknown etiology, Crohn’s disease and ulcerative colitis (UC). Contrary to Crohn’s disease, UC is characterized by the presence of mucosal inflammation beginning at the anal verge and extending without interruption in a proximal fashion. Ulcerative proctitis (UP) is a subcategory of UC in which the inflammation is restricted to the rectal area (up to 15 cm from the anal verge). The prevalence of UP may be as high as 44%-60% of all patients. Although unknown, the incidence rate has been estimated to represent 25%-75% of new UC cases. This chronic debilitating disease can have a significant negative impact on the patient’s quality of life, especially during active episodes, and to a lesser extent, during quiescence. Altogether, the course of the disease (e.g., severity, extent, and pattern of relapse), therapeutic regimen (e.g., efficacy, side effects and burden of administration) and non-disease-related factors (e.g., demographic characteristics and psychosocial and socioeconomic influences) have been reported to affect the quality of life. In an effort to further enhance patient comfort during use of the 1-g mesalamine suppository, we have developed a new patented formulation, MAX-002, characterized by its smaller size and lower melting temperature. We believe that this latter property may facilitate the release of mesalamine from the suppository.

Helicobacter pylori eradication

PYLERA

The Helicobacter pylori bacterium is believed to cause a spectrum of diseases in humans, including gastritis, ulcer disease (gastric and duodenal), gastric cancer and gastric lymphoma. In North America, 10% of the population will have an ulcer in their lifetime; and many treatments end up with a high rate of recurrences. In fact, 40%-80% of patients experience a recurrence within only a year after undergoing short-term treatment of gastric acid suppression therapy. Studies have shown that the gastroduodenal reoccurrence rate is only 2% for patients in whom the organism has been eradicated.

We have successfully developed PYLERA and launched it in the U.S. in May 2007. PYLERA given in combination with a proton pump inhibitor such as omeprazole is presented in the form of a single capsule (single-capsule formula of bismuth subcitrate potassium, metronidazole and tetracycline hydrochloride, three ingredients used separately for the eradication of Helicobacter pylori). Under the terms of FDA approval, we were required to conduct a post-marketing pediatric study. However, the FDA has granted us a waiver for this requirement.

We conducted a Phase III clinical program with PYLERA in the EU to obtain approval to market this therapy for the eradication of Helicobacter pylori in combination with a proton pump inhibitor. The Phase III clinical trial compared our PYLERA regimen, given in combination with omeprazole, to the widely used OAC triple therapy (20-mg of omeprazole, 1-g of amoxicillin and 500-mg of clarithromycin, all given twice a day). The study was successfully completed in fiscal year 2009 and we intend to submit our application for Marketing Authorization in major EU markets in fiscal year 2010. We expect to file this submission using the decentralized procedure process. For a discussion on the decentralized procedure, see “Item 1 – Business – Government Regulation – European Economic Area – Decentralized Procedure”

Others

AGI-010

We and AGI Therapeutics, plc (“AGI”) were co-developing AGI-010, a delayed/controlled-release formulation of the proton pump inhibitor drug omeprazole, for the treatment of symptoms associated with GERD and the control of night-time gastric acidity.

On August 14, 2009, AGI and Axcan announced that their codevelopment/cofunding and licensing agreement for AGI-010 had been terminated by mutual agreement. As a consequence, AGI regained full control of AGI-010 and neither party has any outstanding or future obligations to the other.

Cx401

On September 30, 2007, we entered into an exclusive license and development agreement with Cellerix of Spain, for the North American (U.S., Canada and Mexico) rights to Cx401, an innovative biological product in development for the treatment of perianal fistulas. Under the terms of the agreement, Axcan is responsible for the costs of developing and commercializing Cx401 in North America.

A Phase II trial conducted in 50 patients in the EU demonstrated the efficacy and safety of Cx401. This randomized, open-label, parallel assignment study evaluated the safety and efficacy of Cx401 in the treatment of perianal fistulas in Crohn’s and non-Crohn’s disease patients. The primary endpoint for this study was photographically assessed complete closure and healing, and showed a 71% response rate in the acute phase, both in Crohn’s and non-Crohn’s disease patients. Results of the study were presented at Digestive Disease Week in May 2007 [D. Garci-Olmo et al., “Expanded Adipose-Derived Stem Cells (Cx401) for the Treatment of Complex Perianal Fistula: A Phase II Clinical Trial” - Digestive Disease Week 2007; Abstract: 492] and are pending publication.

Cellerix is currently conducting a Phase III clinical program in Europe. Once results are available, it will allow us to make a decision on the most appropriate development and filing strategy for this product in North America.

See “Patents and Trademarks—Cx401” below for more information regarding certain royalty payments we may have to make related to the development of Cx401.

Sales and Marketing

In the U.S., we sell our products to most major wholesale drug companies and distributors, which in turn distribute our products to chain and independent pharmacies, hospitals and mail-order organizations. As of September 30, 2009, we had 94 sales representatives, 12 regional sales managers managed by 2 zone directors and 5 national account managers in our managed-care group, all located in the U.S., who call on high-volume prescribing gastroenterology physicians, cystic fibrosis centers, hepatologists and transplant centers, potential and current PHOTOFRIN centers, as well as third-party payors, clinical pharmacists and formulary administrators. Since the launch of PYLERA, in May 2007, sales representatives have also been visiting general practitioners known to be high-volume prescribers of Helicobacter pylori eradication therapies.

In Canada, we sell our products to hospitals and wholesale drug companies, which in turn distribute our products to pharmacies. Our major products are included in most provincial drug benefit formularies and are actively promoted by our 11 sales representatives, under the supervision of the regional sales manager, to gastroenterologists and internal medicine specialists with a particular interest in GI diseases, as well as to colorectal surgeons.

In France, we sell our products to distributors, which in turn distribute them to wholesale drug companies, which in turn distribute them to pharmacies. As of September 30, 2009, we had 42 sales representatives who, under the supervision of 5 regional sales directors, regularly visit high-volume prescribing physicians to promote our other prescription products. In addition, in Germany, we have an exclusive contracted sales force consisting of 15 sales representatives under the supervision of a regional sales director and in the United Kingdom, we have 1 sales representative. We have also signed a partnership agreement with an over-the-counter distributor and marketer to co-promote one of our products in France.

This international sales structure is complemented by our sponsorship of high-level international medical meetings on topics related to therapeutic areas we focus on, our products and research activities. These events are recognized by leading institutions, and continuing medical education credits are awarded to attendees. As a consequence, we believe that we are recognized not only as a supplier of quality products, but also as an important link in the continuous medical education process.

Customers

While the ultimate end users of our products are the individual patients to whom our products are prescribed by physicians, our direct customers include a number of large pharmaceutical wholesale distributors and large pharmacy chains. The pharmaceutical wholesale distributors that comprise a significant portion of our customer base sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers.

Increasingly, in North America, third-party payors, such as private insurance companies and drug plan benefit managers, aim to rationalize the use of pharmaceutical products and medical treatments, in order to ensure that prescribed products are necessary for the patients’ disorders. Moreover, large drug store chains now account for an increasing portion of retail sales of prescription medicines. The pharmacists and managers of such retail outlets are under pressure to reduce the number of items in inventory in order to reduce costs.

We use a “pull-through” marketing approach that is typical of pharmaceutical companies. Under this approach, our sales representatives actively promote our products by demonstrating the features and benefits of our products to physicians and, in particular, gastroenterologists who may prescribe our products for their patients. The patients, in turn, take the prescriptions to pharmacies to be filled. The pharmacies then place orders, directly or through buying groups, with the wholesalers, to whom we sell our products.

The following table sets forth the percentage of total net sales for each of the last three fiscal years for each of our wholesale customers that accounted for 10% or more of our total net sales in any of the last three fiscal years.

	For the fiscal years ended September 30,
	2009	2008	2007
Customer A	37.4%	39.0%	41.2%
Customer B	30.4%	26.6%	25.0%
Customer C	11.7%	10.3%	11.1%
Total	79.5%	75.9%	77.3%

Competition

Our business is highly competitive. Competition within the gastroenterology industry is primarily based upon product effectiveness, side effects and convenience, although price competition is an important factor as health-care providers continue to be concerned with costs.

Our products face competition from both branded and generic products, sold by other pharmaceutical companies. Technological developments by competitors, earlier regulatory approval of competitive products, including generic versions of our products, or competitors’ superior marketing capabilities could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. Many of our competitors have greater financial resources and marketing capabilities than we do. Our competitors in the U.S. and abroad are numerous and include major pharmaceutical companies, and some of the manufacturers of our products. We believe that our focus on gastroenterology, combined with our strategy of funding and controlling all or most aspects of our business, will provide the cost savings, efficiencies in product development and acceleration of regulatory filings necessary for us to compete effectively with such companies. Our competitors, however, may succeed in developing products that are as, or more, clinically effective or cost-effective than any that are being developed or licensed by us, or that would render our products obsolete or uncompetitive. In addition, certain of our competitors have greater experience than we do in clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals.

Competition for each of our key product lines is discussed in greater detail above in the “Products” section.

Manufacture and Supply

While we manufacture LACTEOL at our French facility and SALOFALK in Canada, we outsource all aspects of the manufacturing of our other products. Our third-party manufacturers are subject to extensive governmental regulation. For example, the FDA mandates that the drug be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that their services and products meet applicable specifications and other requirements. The same applies to our manufacturers outside of the U.S. We intend to continue to outsource the manufacture and distribution of most of our products for the foreseeable future, and we believe this manufacturing strategy will enable us to direct our financial resources to product in-licensing and acquisition, product development and sales and marketing efforts, without devoting resources and capital required to build compliant manufacturing facilities and maintain them.

With the exception of LACTEOL, we rely on third parties to supply the active pharmaceutical ingredients used in our finished products. Our experts in materials management, sourcing, quality assurance and regulatory affairs oversee the activities of contract manufacturing organizations and suppliers of active ingredients. We ensure continuity of supply through optimum inventory levels, dual sourcing, where feasible, and contracts. We usually build up inventory prior to switching manufacturing sites. Supply agreements are in place with most third parties and typically give price protection over the period of the contract; price increases, if any, are usually based on the consumer/producer price index. Contracts typically have five year terms and some of our current contracts will expire at various dates over the next five years.

For all of our marketed products other than LACTEOL and SALOFALK, we have entered into agreements with third parties to manufacture the finished dosage form of the product. Depending on the particular arrangement, either we or the third-party manufacturer sources the active pharmaceutical ingredient.
We also use third parties to perform analytical testing for almost all of our products and product candidates.

While we believe that there are alternative sources of supply for the active pharmaceutical ingredients and raw materials required for the manufacture of our products, if any of our current suppliers were unable to meet our needs, we might not be able to have these alternative suppliers qualified in a timely manner, and we might not be able to obtain the required materials on favorable terms. For some of our marketed products, the finished dosage manufacturer also packages the product, while for others, we use a separate third-party packager.

Our agreements with suppliers, manufacturers and laboratories testing our product include customary supply terms, including product specifications, batch size requirements, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under most of these agreements, we are obligated to purchase all or a specified percentage of our requirements for the product or active pharmaceutical ingredient supplied under the agreement. These agreements also generally permit the manufacturer or supplier to pass on to us increases in costs of production or materials.

With the exception of the manufacturers of ULTRASE, MODULON, PHOTOFRIN and PYLERA, the manufacturer and supplier of CANASA, and, to a certain extent, the manufacturer of CARAFATE, our manufacturers and suppliers are not prevented from supplying product to third parties. Eurand, our supplier for ULTRASE, has agreed to restrictions on its ability to supply any third-party in the U.S., Canada and some Central and South American countries with certain pancreatic enzyme products. Subject to certain requirements, Eurand is permitted to commercialize its own pancreatic enzyme product line, for which it recently obtained FDA regulatory approval in the U.S., and which is expected to be in competition with ULTRASE.

Our primary supplier of mesalamine and the manufacturer of CANASA have each agreed not to supply mesalamine or a mesalamine product to a third-party in the U.S. or Canada.

Our agreements for the manufacture of our certain of our core products expire at various dates over the next five years. We believe, but cannot assure you, that we will be able to renew these agreements on satisfactory terms as they expire or find suitable alternative suppliers and manufacturers. If we are unable to renew these agreements on favorable terms or find suitable alternatives, however, our business could be adversely affected.

Manufacturers and suppliers of our products and product candidates are subject to the FDA’s current cGMP requirements and other rules and regulations prescribed by regulatory authorities outside the U.S., including in Canada and the EU. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements and other applicable standards.

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

U.S. Regulations

New Drug Application

We are required by the FDA to comply with new drug application (NDA) procedures for our branded products prior to commencement of marketing, with the exception of the pancreatic enzyme products which require an NDA approval by April 28, 2010. New drug compounds and new formulations for existing drug compounds that cannot be filed as ANDAs are subject to NDA procedures. These procedures include (1) preclinical laboratory and animal toxicology tests; (2) submission of an investigational new drug (IND) application and its required acceptance by FDA before any human clinical trials can commence; (3) adequate and well-controlled replicate human clinical trials to establish the safety and efficacy of a drug for its intended indication; (4) submission of an NDA to the FDA; and (5) FDA approval of an NDA prior to any commercial sale or shipment of the product, including pre-approval and post-approval inspections of its manufacturing and testing facilities.

In seeking FDA approval for a drug through an NDA, applicants are required to list each patent with claims that cover the applicant’s product or an approved use of the product. Upon approval of a drug, each of the patents listed in the application for the drug is, where eligible, published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

Abbreviated New Drug Application

When a drug is listed in the Orange Book and when a potential competitor seeks to develop a generic version of such a product, an ANDA may be filed in lieu of an NDA. An ANDA provides for marketing of a drug product that has the same active pharmaceutical ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Under the ANDA procedure, the FDA waives the requirement to submit complete reports of preclinical and clinical studies of safety and efficacy, and instead, requires the submission of bioequivalency data, that is, demonstration that the generic drug produces the same blood levels of drug in the body as its brand-name counterpart, although the FDA may agree to other means of establishing bioequivalence.

For each patent listed for the approved product in the Orange Book, the ANDA applicant must certify to the FDA that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or unenforceable or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification.

If the ANDA applicant has made a Paragraph IV certification, it must also send notice to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit against the ANDA applicant. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV notice automatically prevents the FDA from approving the ANDA until the earlier of 30 months from the receipt of notice by the patent holder, expiration of the patent, or a decision or settlement in the infringement case finding the patent to be invalid, unenforceable or not infringed.

The Hatch-Waxman Act explicitly encourages generic challenges to listed patents by providing for a 180 day period of generic product exclusivity to the first generic applicant to file an ANDA with a Paragraph IV certification. Thus, many, if not most, successful new drug products are subject to generic applications and patent challenges prior to the expiration of all listed patents.

505(b)(2) Application Process

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA but a third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. A 505(b)(2) application allows the applicant to file an application where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings with respect to particular preclinical studies or clinical trials conducted for an approved product, although the FDA may also require companies to perform additional studies or measurements to support the change from the approved product.

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

Data Exclusivity

Under the Hatch-Waxman Act, newly-approved drugs and indications may benefit from a statutory period of non-patent data exclusivity. The Hatch-Waxman Act provides five-year data exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, or NCE, meaning that the FDA has not previously approved any other drug containing the same active pharmaceutical ingredient , or active moiety. Although protection under the Hatch-Waxman Act will not prevent the submission or approval of another full NDA, such an NDA applicant would be required to conduct its own preclinical and adequate, well-controlled clinical trials to demonstrate safety and effectiveness.

The Hatch-Waxman Act also provides three years of data exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) applications, for, among other things, new indications, dosage forms, routes of administration, or strengths of an existing drug, or for a new use, if new clinical investigations that were conducted or sponsored by the applicant are determined by the FDA to be essential to the approval of the application. This exclusivity, which is sometimes referred to as clinical investigation exclusivity, would not prevent the approval of another application if the applicant has conducted its own adequate, well-controlled clinical trials demonstrating safety and efficacy, nor would it prevent approval of a generic product that did not incorporate the exclusivity-protected changes of the approved drug product.

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

Centralized Procedure

A centralized procedure exists when a marketing authorization is granted by the European Commission, acting in its capacity as the European Licensing Authority on the advice of the European Medicines Agency. That authorization is valid throughout the entire community and directly or indirectly (in the case of Norway, Iceland and Liechtenstein) allows the applicant to place the product on the market in all member states of the EEA. The European Medicines Agency is the administrative body responsible for coordinating the existing scientific resources available in the member states for evaluation, supervision and pharmacovigilance of medicinal products.

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

Mutual Recognition

Mutual recognition is used if the medicinal product has already been authorized in one member state. In this case, the holder of this marketing authorization requests the member state where the authorization has been granted to act as reference member state by preparing an updated assessment report that is then used to facilitate mutual recognition of the existing authorization in the other member states in which approval is sought (the so-called concerned member states). The reference member state must prepare an updated assessment report which, together with the approved Summary of Product Characteristics, or SmPC (which sets out the conditions of use of the product), and a labeling and package leaflet are sent to the concerned member states for their consideration. The concerned member states are required to make an approval decision on the assessment report, the SmPC, and the labeling and package leaflet within 90 days of receipt of these documents.

Decentralized Procedure

This procedure is used in cases where the medicinal product has not received a marketing authorization in the EU at the time of application. The applicant sends its application simultaneously to all concerned member states and requests a member state of its choice to act as reference member state to prepare an assessment report that is then used to facilitate agreement with the concerned member states and the granting of a national marketing authorization in all of these member states. In this procedure, the reference member state must prepare, for consideration by the concerned member states, the draft assessment report, a draft SmPC and a draft of the labeling and package leaflet within 120 days after receipt of a valid application. As in the case of mutual recognition, the concerned member states are required to make an approval decision on these documents within 90 days of their receipt.

International Regulations

Sales of our products outside the U.S., Canada and the EU are subject to local regulatory requirements governing the testing, registration and marketing of pharmaceuticals, which vary widely from country to country.

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

Patents and Trademarks

We believe that trademark protection is an important part of establishing product and brand recognition. We own a number of registered trademarks and trademark applications, including trademarks for all of our key product lines, and have acquired the rights to trademarks for several of our smaller product lines by license. We maintain trademark registrations in a number of jurisdictions where we sell our products. In the U.S., trademark registrations remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce.

A patent is a statutory private right that grants to the patentee exclusive rights to exclude others from using the patented invention during the term of the patent. A patent is territorial and may be sought in many jurisdictions. In the U.S., as in most other countries, the term of patent protection is 20 years from the date the patent application was filed. An invention may be patentable if it meets the criteria of being “new,” “useful” and “non-obvious.” Depending upon whether a particular drug is patentable and the relative cost associated with obtaining patents for the invention, an inventor will either apply for a patent in order to protect the invention or maintain the confidentiality of the information to rely on the common-law protection afforded to trade secrets.

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

We also depend upon the skills, knowledge and experience of our scientific and technical staff, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require our employees, consultants, advisors and certain other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions pertinent to our business. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third-party’s proprietary technology.

We have entered into several types of collaborative agreements with licensors, licensees and other third parties and will continue to do so. The following provides an overview of relevant patent, trademark and regulatory protection and, where applicable, agreements which have been entered into, with respect to products marketed by us or under development.

ULTRASE

We own the trademark ULTRASE and we market certain pancreatic enzyme-based microspheres and mini-tablets under the ULTRASE brand in North and Latin America, under an exclusive development, license and supply agreement with Eurand. This agreement, entered into in 2000, was amended in 2007, to extend its term to 2015. We have paid Eurand licensing fees totaling $3.5 million, and we have agreed to pay Eurand royalties of 6% on our annual net sales of ULTRASE.

ULTRASE does not currently benefit from patent protection. However, based on the 29th edition of the “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book, published by the FDA in August 2009, both CREON® and ZENPEPTM have been granted the status of New Chemical Entity, or NCE, which entitles them to certain market exclusivity protections pursuant to the Hatch-Waxman Act. We believe that, upon approval of its NDA, ULTRASE MT will also be designated as an NCE and will equally benefit from the same market exclusivity provided pursuant to the Hatch-Waxman Act. This would afford ULTRASE MT a measure of protection from new competition in the marketplace, as this exclusivity generally prohibits the FDA from reviewing ANDAs for products containing the same active moiety for a period of five years. Further, in its “Guidance for Industry—Exocrine Pancreatic Insufficiency Drug Products—Submitting NDAs” of April 2006, the FDA has stated that because of their complexity, pancreatic enzyme extract products are not likely to be appropriate for ANDA filings. For more details on NCE data exclusivity, see “Item 1 - Business - Government Regulation - U.S. Regulations - Data Exclusivity”.

MAX-002

In June 2008, the USPTO approved our application and granted us a patent covering MAX-002 (U.S. Patent Application Publication No. 2009-0264386 A1). This patent includes claims covering the product’s formulation and methods of treatment, including for active ulcerative proctitis. We believe this patent should provide significant protection for this novel suppository by preventing third parties from making, selling, offering to sell, or using an infringing mesalamine suppository in the U.S. The patent will expire June 6, 2028 and is expected to be eligible for listing in the FDA’s Orange Book once MAX-002 receives FDA regulatory approval. We have also filed and are pursuing the prosecution of a continuation-in-part application to this issued patent that includes claims covering other dosage strengths of our novel suppository formulation.

Ursodiol

URSO

We developed URSO for the Canadian market in collaboration with Falk Pharma GmbH, or Falk, and acquired the rights to manufacture, use and market URSO in the U.S. in March 1993 through the acquisition of the shares of a subsidiary that we did not already own. In March 1999, we entered into two agreements with Synthélabo of France (now, Sanofi-Aventis) that secured our right to manufacture, use and market URSO for the treatment of PBC in Canada and the U.S. For the U.S., we licensed the rights to the PBC treatment under a patent, which expired on November 19, 2007. On May 13, 2009, the Office of Generic Drugs approved a generic version of our ursodiol tablet products, which was launched by a third-party shortly thereafter. On July 2, 2009, we announced that we had entered into an agreement with Prasco Laboratories under which Prasco will market and sell an authorized generic of URSO 250 and URSO FORTE in the U.S. For Canada, we acquired full ownership of the patent relating to the use of ursodiol for the treatment of PBC, which expires in 2010. However, in May 2006, the Canadian PBC patent was held to be invalid for the purposes of opposing the issuance of a Notice of Compliance for a generic version of URSO, under proceedings pursuant to the Canadian Patented Medicines (Notice of Compliance) Regulations.

SUDCA (Ursodiol Disulfate)

In September 2000, we entered into a licensing agreement with the Children’s Hospital Research Foundation, an operating division of Children’s Hospital Medical Center of Cincinnati, Ohio, for a series of patented sulfated derivatives of ursodeoxycholic acid compounds, also known as SUDCA, or ursodiol disulfate. According to the terms of this agreement, we have exclusive worldwide rights to commercially exploit formulations of SUDCA under the licensed patents and know-how developed by Children’s Hospital Research Foundation. To date, we have paid approximately $600,000 in up-front fees. In fiscal year 2009, we have decided to terminate the development of the program we had initiated for this compound.

PHOTOFRIN

In May 2000, we purchased from QLT Inc., or QLT, the trademark PHOTOFRIN for the U.S., Canada and all other countries where it has been registered as a trademark or used in marketing. We also purchased, licensed or sublicensed from QLT, as the case may be, the worldwide rights in and to other assets and intellectual property related to PHOTOFRIN. As part of the transaction, we also acquired a European subsidiary of QLT, which holds the European regulatory approvals for PHOTOFRIN. The last of the patents, which form part of the licensed and acquired assets, expires in 2016 in the U.S. and in 2017 in certain other territories. As part of the acquisition, we agreed to assume QLT’s obligation to pay royalties of up to 5% on net sales of PHOTOFRIN to Health Research Inc., or Health Research, pursuant to arrangements under which we are a sub-licensee of the technology that QLT licensed from Health Research. Pursuant to the terms of the transaction between us and QLT, we have paid to QLT milestone cash payments of CAN$20.0 million (representing the maximum potential aggregate amount of milestone cash payments under the terms of the transaction).

PANZYTRAT

In November 2002, we acquired from Abbott Laboratories and its affiliates, or Abbott, certain assets related to the distribution, marketing and sale of a line of pancreatic enzyme products used to enhance the digestion of fats. This pancreatic enzyme product line is commonly marketed under the trademark PANZYTRAT. Abbott directly assigned us certain patents related to the product, the last of which expired in 2006. The know-how and trade secrets associated with these products and their manufacture are the object of a perpetual unrestricted license from Abbott. The PANZYTRAT and related trademark portfolio, was assigned directly by Abbott to our French subsidiary, Axcan Pharma S.A. (now Axcan Pharma SAS). This portfolio contains trademarks associated with the product line for a number of countries throughout the world.

PYLERA

In January 2000, we entered into a worldwide (excluding Australia and New Zealand) licensing agreement (which was amended in November 2000 and August 2001) with Exomed Australia Pty Ltd, Gastro Services Pty Ltd, Ostapat Pty Ltd, and Capability Services Pty Ltd. This agreement, as amended, provides us with exclusive rights in a number of countries, including Canada and the U.S., to a series of patents covering triple and quadruple therapies for Helicobacter pylori eradication. These patents cover the treatment of duodenal ulcer disease (and in some countries reflux esophagitis and gastric ulcer) through the eradication of Helicobacter pylori using a bismuth compound together with two or more antibiotics. We paid approximately $1.64 million cash for the license and will pay a 5.5% royalty based on sales. The expiry dates of these licensed patents vary depending on the jurisdiction; the patents expire in March 2010 in the U.S.

In May 1999, we acquired the rights to a double-capsule delivery technology to be used for PYLERA from Gephar S.A., or Gephar, in an asset swap transaction, whereby we sold to Gephar our interest in Axcan Ltd., a manufacturer and distributor of the PROTECTAID™ contraceptive sponge. This patent expires in December 2018 in the U.S. Prior to November 2008, the U.S. patents covering PYLERA’s triple and quadruple therapies for Helicobacter pylori eradication and capsule formulation were not eligible for listing in the FDA’s Orange Book and to benefit from the automatic 30-month stay provisions of the Hatch-Waxman Act. In November 2008, pursuant to the enactment of the Q1 Program Supplemental Funding Act (Q1 Act), the FDCA was amended to permit the Orange Book listing of patents covering products containing antibiotic active ingredients included in an application submitted to FDA for review prior to November 21, 1997 or, “old” antibiotics, which is the case of PYLERA.  In December 2008, our patents were submitted for listing in the FDA’s Orange Book.  Accordingly, antibiotics, which is the case of PYLERA.  In December 2008, our patents were submitted for listing in the FDA’s Orange Book.  Accordingly, we believe we are eligible to benefit from the automatic stay provisions of the Hatch-Waxman Act for an ANDA submitted subsequent to the date these patents were listed in the Orange Book and which contains a paragraph IV certification.  For more details regarding the 30-month stay provisions of the Hatch-Waxman Act, see “Item 1. Business – Government Regulation – U.S. Regulations – Abbreviated New Drug Application”.

LACTEOL

In April 2002, we acquired all of the shares of Laboratoire du Lactéol du Docteur Boucard (now Axcan Pharma SAS), which owns all the intellectual property rights to the bacterial strain (lactobacillus) composition marketed by Laboratoire du Lactéol under different trademarks, including LACTEOL.

In April 2009, we entered into a license agreement with a leading multi-national company (the “Partner”) whereby the Partner is granted the right to develop and commercialize new food products containing the active ingredient of LACTEOL. Under the terms of the agreement, the Partner will have exclusive rights to commercialize these new products. We will continue to own all other rights related to the active ingredient, including the right to use the active ingredient and develop, manufacture and commercialize non food products, including pharmaceutical products, containing the active ingredient. We recorded milestones that we are entitled to receive under the agreement, equal to $7.1 million and we may receive additional potential milestone payments up to the equivalent of $1.9 million, as well as certain royalties on the net sales of these new food products.

LACTEOL enjoys no patent protection or regulatory exclusivity. However, the product is derived from proprietary strains of bacterium for which the ultimate parent organism is protected by a number of security safeguards, such that access by third parties seeking to reproduce it for competitive or other purposes is limited and controlled.

AGI-010

On September 25, 2006, we entered into a license and co-development agreement with AGI Therapeutics plc, or AGI. Pursuant to this agreement, we and AGI had agreed to co-develop AGI-010 to be used for the treatment of symptoms associated with GERD, and, in particular, to be used for the control of night-time gastric acidity, known as nocturnal acid breakthrough. Under the agreement, we had licensed exclusive rights to patent applications and know-how related to AGI-010 and had retained rights to any improvements to the product for North America and, if extended by us, to other territories. We and AGI had further agreed to share certain development expenses, and we paid a $1.5 million up-front fee (which was charged to expense in fiscal year 2006).

On August 14, 2009, together with AGI, we announced that our codevelopment/cofunding and licensing agreement for AGI-010 has been terminated by mutual agreement. As a consequence, AGI regained full control of AGI-010 and neither party has any outstanding or future obligations to the other.

Cx401

Under the terms of the agreement signed with Cellerix on September 30, 2007, relating to Cx401, an innovative biological product in development for the treatment of perianal fistulas, we made a $10.0 million upfront payment to Cellerix (which was charged to expense in the fourth quarter of fiscal year 2007), and will make regulatory milestone payments that could total up to $30.0 million. In addition, patent applications were submitted, which, if granted, could provide protection until at least 2025. However, we cannot provide assurances that such patents will be granted.

Furthermore, under the terms of the agreement with Cellerix, we will pay scaled royalties of up to 18% based on net sales of Cx401. We have also agreed to make an equity investment of up to $5.0 million in Cellerix, should Cellerix complete its initial public offering by September 30, 2010. We are responsible for the costs of development of the product for our licensed markets.

Employees

As of September 30, 2009, we employed 529 people. Of these employees, 191 were located in the U.S., 197 were located in Canada and 141 were located in the EU. In Canada, we are a party to a collective bargaining agreement, which was recently renewed and expires March 24, 2011. As of September 30, 2009, this agreement covers 56 employees, all of whom are non management employees. In France, our employees are subject to the Convention Collective Nationale de l’Industrie Pharmaceutique, a collective bargaining agreement which applies to the entire pharmaceutical industry. We believe that relations with both our unionized and non unionized employees are good.

We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel, including sales and marketing personnel in particular. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract, and retain such personnel in the future.

ITEM 1A.  RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report.

If any of the following risks, or other risks are not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market value of our bonds could decline, and bond holders could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We currently depend on four categories of products for a large portion of our revenues; any material decline in the sales of any of them would have an adverse impact on our business.

Any factor that adversely affects the sale or price of our key products could significantly decrease our sales and profits. Pancreatic enzyme products (ULTRASE, VIOKASE and PANZYTRAT), ursodiol products (URSO 250/URSO DS/URSO FORTE and DELURSAN), mesalamine products (CANASA and SALOFALK) and sucralfate products (CARAFATE and SULCRATE) accounted for 23.8%, 24.2%, 24.4% and 13.8%, respectively, of our net product sales for fiscal year 2008 and for 46.0%, 18.0%, 25.3% and 16.7%, respectively, of our net product sales for fiscal year 2009. With the exception of ursodiol products that now face generic competition both in the U.S. and Canada, we believe that sales of other groups of products will continue to constitute a significant portion of our total revenues until we launch additional products. Any significant setback with respect to any one of these products, including shipping, manufacturing, regulatory issues, product safety, marketing, government licenses and approvals, intellectual property rights problems, or generic or other forms of competition, could have a material adverse effect on our financial position, cash flows or overall trends in results of operations.

The entry of generics versions of our ursodiol product line in the U.S. and Canada could have a material adverse impact on our financial position, cash flows or overall trends in results of operations.

On November 19, 2007, our U.S. patent covering URSO 250/URSO FORTE’s use in the treatment of PBC expired and on May 13, 2009, the Office of Generic Drugs approved a generic to URSO 250/URSO FORTE which was launched shortly thereafter. On July 2, 2009, we announced that we had entered into an agreement with Prasco Laboratories under which Prasco will market and sell an authorized generic of URSO 250 and URSO FORTE in the U.S. Despite measures taken to defend our URSO franchise, we expect future sales to continue to decline. In addition, the validity of our Canadian patent for the similar use of URSO and URSO DS in Canada was successfully challenged in 2006 by Pharmascience Inc., a generic product manufacturer, under the Health Canada’s Notice of Compliance Regulation procedures.

As a result, competition from generic products that treat the same conditions have increase both in the U.S. and Canada, which has already had a negative sales impact on our sales of ursodiol products in North America. Sales of these products made up approximately 18.0% of net product sales in fiscal year 2009 and 24.2% of our net product sales in fiscal year 2008. Although we have undertaken certain measures to protect our franchise, there is no assurance, however, that any of these measures will allow us to meaningfully mitigate the expected decline of ursodiol sales in North America, which could have a material adverse impact on our financial position, cash flows or overall trends in results of operations.

The launch of a product that competes with our ursodiol product line in France could have a material adverse impact on our financial position, cash flows or overall trends in results of operations.

We reported net sales of $20.8 million, $21.4 million and $16.7 million for DELURSAN in fiscals 2009, 2008, and 2007, respectively. (In local currency, net sales of DELURSAN were €15.4 million, € 14.2 million and €12.5 million in fiscal years 2009, 2008 and 2007, respectively).

DELURSAN mainly competes with URSOLVAN® (Sanofi-Aventis S.A.). However, we expect another competing branded product to be launched in France by the end of calendar year 2010. A request for marketing approval was submitted for an ursodiol product, based on well-established use. Under this procedure, a company can submit for approval a product similar to one that is already marketed by submitting evidence of therapeutic efficacy based on published literature. If this other ursodiol product is launched, it could have a significant negative impact on sales of DELURSAN in France.

Competition to DELURSAN, which made up approximately 5% of our net product sales in fiscal year 2009, could have a material adverse effect on our results of operations and financial condition.

We no longer have clinical investigation exclusivity in the U.S. for our CANASA product line. This could result in competition from generic products leading to a significant reduction in sales of this product line.

Although our CANASA product line has no patent protection in the U.S., we previously had clinical investigation exclusivity from the FDA covering a change in the formulation of this drug from a 500-mg formulation to a 1,000-mg formulation. This clinical investigation exclusivity effectively precluded the FDA from approving a competitor’s ANDA for a 1,000-mg mesalamine product for a period of three years. However, pursuant to the Hatch-Waxman Act, this exclusivity expired in November 2007.

The lack of patent protection and the loss of exclusivity for this product in the U.S. could give rise to competition from generic products or therapeutically substitutable products. A significant reduction in the sales for this product, which made up 18.8% of our net product sales in fiscal year 2008 and 20.0% of our net product sales in fiscal year 2009, could have a material adverse effect on our results of operations and financial condition.

In May 2007, the FDA published draft guidance on the requirements it expects manufacturers seeking approval of a mesalamine suppository to meet in order to obtain approval to launch such a product in the U.S. market. The draft guidance specifies in part that a request for approval must be supported by placebo and reference-drug controlled clinical studies with clinical endpoints demonstrating safety and effectiveness in patients with ulcerative proctitis.

In June 2007, the FDA published draft guidance on the requirements it expects manufacturers seeking approval of a mesalamine suppository to meet in order to obtain approval to launch such a product. This draft guidance specifies that a request for regulatory approval of a mesalamine suppository product must be supported by placebo and reference-drug controlled clinical studies with clinical endpoints demonstrating safety and effectiveness in patients with ulcerative proctitis.

We cannot provide assurances that the FDA requirements reflected in this draft guidance will be applied by the FDA or will be formally adopted in their current form.

Some of our key products face competition from generic or unbranded products.

Some of our key products, including products from our ULTRASE, URSO and CANASA lines, currently face competition from generic or unbranded products (such as ACTIGALL™ , its generics and the recently launched generic in the case of URSO, other branded and unbranded pancreatic enzyme products, or PEPs, in the case of ULTRASE and other rectal dosage forms of mesalamine in the case of CANASA). Third-party payors and pharmacists can substitute generic or unbranded products for our products even if physicians prescribe our products by name. Particularly in the U.S., government agencies and third-party payors often put pressure on patients to purchase generic products instead of brand-name products as a way to reduce health-care costs.

Products which are no longer protected by marketing exclusivity or patent are subject to generic competition. Generic competition against any of our products would lower prices and unit sales and could therefore have a material adverse effect on our results of operations and financial condition.

Future sales of our marketed products might be less than expected.

The degree of continued market acceptance of our products among physicians, patients, health-care payors and the medical community will depend upon a number of factors including

•	the timing of regulatory approvals and product launches by us or competitors, and any generic or over-the-counter competitors;

•	perceptions by physicians and other members of the health-care community regarding the safety and efficacy of the products;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	patient and physician demand;

•	adverse side effects or unfavorable publicity regarding our products or other drugs in our class;

•	the results of product development efforts for new indications;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	availability of sufficient commercial quantities of the products; and

•	our success in getting other companies to distribute our products outside our target markets.

The concentration of our product sales to only a few wholesale distributors increases the risk that we will not be able to effectively distribute our products if we need to replace any of these distributors, which would cause our sales to decline.

The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. In fiscal year 2009, sales to our main customer, Customer A, accounted for 37.4% of our net product sales, sales to Customer B accounted for 30.4% of our net product sales, and sales to Customer C accounted for 11.7% of our net product sales.

If any of these distributors cease doing business with us for any or all of our products, or materially reduce the amount of product they purchase from us and we cannot conclude agreements with replacement wholesale distributors on commercially reasonable terms, we might not be able to effectively distribute our products through retail pharmacies. The possibility of this occurring is exacerbated by the consolidation occurring in the wholesale drug distribution industry, including through mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market. However, this risk is mitigated by the fact that we now have DSAs with our three largest U.S. wholesalers.

Wholesaler buying patterns may change, and this could have a detrimental effect on our future revenue and financial condition.

Since fiscal year 2005, some wholesalers have changed their business model from one depending on drug price inflation to a fee-for-service arrangement, whereby manufacturers pay wholesalers a fee for inventory management and other services. These fees typically are a percentage of the wholesaler’s purchases from the manufacturer or a fixed charge per item or per unit. The fee-for-service approach results in wholesalers’ compensation being more stable and volume-based as opposed to price-increase-based. As a result of the move to a fee-for-service business model, many wholesalers are no longer investing in inventory ahead of anticipated price increases and have reduced their inventories from their historical levels. Under the new model, the consequence of manufacturers using wholesalers is that they now realize the benefit of price increases more rapidly in return for paying wholesalers for the services they provide, on a fee-for-service basis. Fees resulting from distribution service agreements, or DSAs, are deducted from gross sales. We have DSAs with our three largest U.S. wholesalers, which provide that these wholesalers will maintain the levels of inventory of our products that they carry within specific agreed upon target levels. A reduction in inventory levels by a pharmaceutical wholesale distributor would result in a reduction in our sales to that wholesale distributor for the period during which the reduction occurs, and would have a negative effect on our results of operations for the period.

We deduct DSA fees, which totaled approximately $2.1 million and $3.6 million for fiscal year 2008 and fiscal year 2009, respectively, from our total revenues. In the quarter ended September 30, 2006, we chose to classify these fees as a deduction from sales. Previously, the fees were included in selling and administrative expenses. If we enter into DSAs with additional wholesalers, we will likely have to pay them DSA fees, which will further reduce our revenue in future periods.

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

With the exception of SALOFALK and LACTEOL, we have limited experience and capabilities in manufacturing pharmaceutical products. We do not generally expect to engage directly in the manufacturing of products, but instead contract with others for these services. There are only a limited number of manufacturers capable of manufacturing our marketed products and our product candidates. We might fail to contract with the necessary manufacturers or might contract with manufacturers on terms that may not be entirely acceptable to us.

We currently rely, and expect to continue to rely, on third parties for (i) the supply and testing of the active pharmaceutical ingredients in our products and product candidates, and (ii) the manufacture and testing of the finished forms of these drugs and their packaging. The current manufacturers of our products and product candidates are, and any future third-party manufacturers that we enter into agreements with will likely be, our sole suppliers of our product candidates for a significant period of time. These manufacturers are commonly referred to as single source suppliers. Our agreements for the manufacture of our core products expire at various dates over the next five years. If we are unable to renew these agreements on favorable terms or find suitable alternatives, our business could be adversely affected. Some of our contracts prohibit us from using alternative manufacturers or suppliers for the products supplied under these contracts, which prevents us from diversifying manufacturing and supply sources. In addition, we currently purchase clinical supplies for many of our product candidates from third-party manufacturers on a purchase order basis under short-term supply agreements. If any of these manufacturers should become unavailable to us for any reason, we may be unable to conclude agreements with replacements on favorable terms, if at all, and may be delayed in identifying and qualifying such replacements. In any event, identifying and qualifying a new third-party manufacturer could involve significant costs associated with the transfer of the active pharmaceutical ingredient or finished-product manufacturing process. A change in manufacturers or testers requires formal approval by the FDA before the new manufacturer may produce commercial supplies of our products. This approval process typically takes a minimum of 12 to 18 months and during that time we may face a shortage of supply of our products.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured or tested products or product candidates ourselves, including the following

•	The manufacture of products might be difficult to scale up when required and result in delays, inefficiencies and poor or low yields of quality products.
•
Some of our contracts contain purchase commitments that require us to make minimum purchases that might exceed needs or limit the ability to negotiate with other manufacturers, which might increase costs.

•	The cost of manufacturing certain products might make them prohibitively expensive.
•	Delays in scale-up to commercial quantities and any change in manufacturers could delay clinical studies, regulatory submissions and commercialization of our products.
•
If we need to change manufacturers, the FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our products.

•	Our products and product candidates might compete with other products and product candidates for access to manufacturing facilities.
•
There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture and/or test a product for commercial sale or for our clinical trials should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our products for us to meet commercial demand or in advancing our clinical trials while we identify and qualify replacement suppliers.

•
If, for any reason, we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our products and product candidates may adversely affect our profit margins and our ability to develop product candidates and commercialize any additional products that receive regulatory approval on a timely and competitive basis.

We rely on our third-party manufacturers for compliance with applicable regulatory requirements. This may increase the risk of sanctions being imposed on us or on a manufacturer of our products or product candidates, which could result in our inability to obtain sufficient quantities of these products or product candidates.
Manufacturers are subject to the FDA’s cGMP regulations and similar foreign standards, and we do not have control over compliance with these regulations by our third-party manufacturers. Our manufacturers may not be able to comply with cGMP regulations or other regulatory requirements or similar regulatory requirements outside the U.S.

Our manufacturers are subject to unannounced inspections by the FDA, state regulators and similar regulators outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including

•       fines;

•       injunctions;

•       civil penalties;

•       failure of regulatory authorities to grant marketing approval of our product candidates;

•       delays, suspension or withdrawal of approvals;

•       suspension of manufacturing operations;

•       license revocation;

•       seizures or recalls of products or product candidates;

•       operating restrictions; and

•       criminal prosecutions.

Any of these sanctions could significantly and adversely affect supplies of our products and product candidates and might adversely affect our profit margins and our ability to develop product candidates and commercialize any additional products that receive regulatory approval on a timely and competitive basis.

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

Absence of long-term safety data may also limit the approved uses of our products, if any. If we fail to comply with the regulatory requirements of the FDA and other applicable regulatory authorities, or if previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including

•       restrictions on the products, manufacturers or manufacturing processes;

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

Our products are maturing, and therefore a significant component of our strategy is growth through acquisitions of products or businesses. However, we cannot be certain that we will be able to identify appropriate acquisition candidates. Even if an acquisition candidate is identified, there can be no assurance we will be able to successfully negotiate any such acquisition on favorable terms or at all, finance such an acquisition or integrate such an acquired product or business into our existing business. We face significant competition from other pharmaceutical companies for acquisition candidates, which makes it more difficult to find attractive transaction opportunities for products or companies on acceptable terms. Furthermore, the negotiation of potential acquisitions and the integration of such acquired products or businesses could divert management’s time and resources and require significant financial resources to consummate. Failure to acquire new products may diminish our rate of growth and adversely affect our competitive position.

Acquisitions that we may undertake will involve a number of inherent risks, any of which could cause us not to realize the anticipated benefits.

One of our key strategies will be acquisitions of additional products and/or businesses. Acquisition transactions involve various inherent risks, such as assessing the value, strengths, weaknesses, contingent and other liabilities, and potential profitability of the acquisition; the potential loss of key personnel of an acquired business; the ability to achieve operating and financial synergies anticipated to result from an acquisition and unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause us not to realize the anticipated benefits from the acquisition of businesses or products.

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

The success of our strategic investments, partnerships or development alliances (like our co-development of Cx401) depends upon the performance of the companies in which we invest, or with which we partner or co-develop products.

Economic, governmental, industry and internal company factors outside our control affect each of the companies in which we may invest or with which we may partner or co-develop products, like Cellerix S.L. Some of the material risks relating to such companies include:

•
the ability of these companies to successfully develop, manufacture and obtain necessary governmental approvals for the products that serve as the basis for our investments in, or relationship with, such companies;

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

We may have limited or no control over the resources that any such company may devote to developing the products for which we collaborate with them. Any such company may not perform as expected. These companies may breach or terminate their agreements with us or otherwise fail to conduct product discovery and development activities successfully, or in a timely manner. If any of these events occurs, it could have a material adverse effect on our business and our financial results.

Our operations could be disrupted if our information systems fail or if we are unsuccessful in implementing necessary upgrades.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems, and other information technology. If our systems were to fail or we were unable to successfully expand the capacity of these systems, or we were unable to integrate new technologies into our existing systems, our operations and financial results could suffer.

Our quarterly results may fluctuate.

Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future. Factors that could cause quarterly operating results to decline, many of which are not within our control, include, for example, the size and timing of product orders, which can be affected by customer budgeting and buying patterns, or the size and timing of expenses associated with our development and marketing programs. As a result, if customer buying patterns cause revenue shifts from one fiscal quarter to another, or if the development and marketing of our products causes our expenses to change from one fiscal quarter to another, our net quarterly income may fluctuate.

Our business depends on key scientific, sales and managerial personnel for continued success.

Much of our success to date has resulted from the skills of certain of our officers, scientific personnel and sales force. If these individuals were no longer employed by us, we might not be able to attract or retain employees with similar skills or carry out our business plan.

RISKS RELATED TO OUR PANCREATIC ENZYME PRODUCTS (PEPs)

Our revenues from ULTRASE and VIOKASE are subject to regulatory risk.

Existing products to treat exocrine pancreatic insufficiency have been marketed in the U.S. since before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there are currently marketed PEPs that have not been approved by the FDA. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products until April 28, 2010, for those companies that were (a) marketing unapproved pancreatic enzyme products as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) that continue diligent pursuit of regulatory approval.

We reported net sales of $75.9 million, $58.6 million and $47.5 million for ULTRASE in fiscal years 2009, 2008, and 2007, respectively. We completed the submission of our NDA for ULTRASE MT and , in the fourth quarter of fiscal year 2008, received a first complete response letter (formerly known as an ‘’approvable letter’’ prior to recent amendments of the Food Drug and Cosmetics Act, or FDCA) citing  only certain chemistry, manufacturing and control data, or CMC, work requirements to which we responded.  Further to the filing of our response, we received a second complete response letter in the fourth quarter of fiscal, 2009, again citing certain CMC work the FDA requested we complete in order to obtain approval.  This request was addressed in a complete response we prepared in collaboration with our manufacturing partners and filed with the FDA.

We reported net sales of $22.7 million, $15.1 million and $11.2 million for VIOKASE in fiscal years 2009, 2008, and 2007, respectively. We have submitted our NDA for VIOKASE and while we cannot provide any assurances, we expect to receive approval within the timeframe set for approval under FDA’s guidance to the industry.

If we are unable to obtain FDA approval to market ULTRASE or VIOKASE prior to April 28, 2010,
•	we would be subject to FDA regulatory action to remove these products from the market,
•	certain wholesalers and other clients may refuse to purchase or distribute these products, and
•	governmental and other third-party payors may no longer agree to reimburse or pay for the cost of these drugs.

As a result, our market for ULTRASE and VIOKASE may be significantly adversely affected, or we may no longer be able to sell ULTRASE or VIOKASE in the U.S., which would impair our results of operations and liquidity.

Competition in the PEP market could be more intense than expected.

The level of competition that ULTRASE and VIOKASE will face from these products in the U.S. will depend on whether and how many manufacturers of unapproved products maintain them on the market after the applicable date, when and whether the FDA requests the withdrawal of unapproved products, and on the number of manufacturers that obtain approval for their NDAs by the deadline set by the FDA and, if they are unable to do so, whether the FDA takes regulatory action against manufacturers if they do not exit the market and the nature of any such action, as the FDA did in 2007.

We face competition from PEPs which have been FDA-approved and the FDA may not remove existing unapproved PEPs from the market in April 2010, even if they have not been FDA-approved.

Two products have received NDA approval since the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products must file an NDA and receive approval for their products. CREON®, which is marketed by Solvay Pharmaceuticals, was approved by the FDA in May 2009 and the approved product was recently launched. ZENPEP™, marketed by Eurand, was approved by the FDA in August 2009 and was recently launched. Other manufacturers are believed to be actively seeking FDA NDA approval for their product, including PANCREASE®, marketed by Ortho-McNeil Pharmaceuticals, Inc., and PANCRECARB®, marketed by Digestive Care, Inc. Accordingly, our ULTRASE and VIOKASE products face competition from products which have already received FDA approval under an NDA, and competition from approved products may further increase if other products for which manufacturers are seeking approval obtain FDA approval before ULTRASE MT or VIOKASE. Patient and physician acceptance of our products may be adversely affected by the fact that they are not yet approved while other approved products are available, which could also have a material adverse effect on our business and our financial results.

Further, despite the FDA’s announcement, its position is non-binding, and the agency may not pursue regulatory action against companies that fail to meet any applicable deadline. If the FDA does not enforce its stated positions by the applicable deadline, the level of competition that ULTRASE and VIOKASE will face will be greater than we anticipate, as some non-approved PEP products might remain on the market. In addition, the FDA could change its position or suspend enforcement again as it did in October 2007.

If we are unable to continue to obtain adequate reimbursement for ULTRASE and VIOKASE from government health administration authorities, private health insurers and other organizations, ULTRASE and VIOKASE may be too costly for regular use and our ability to generate revenues would be harmed.

Our future revenues and profitability will be adversely affected if governmental, private third-party payors and other third-party payors, including Medicare and Medicaid, do not sufficiently defray the cost of ULTRASE and VIOKASE to the consumer. If these entities do not provide coverage and reimbursement for ULTRASE and VIOKASE or determine to provide an insufficient level of coverage and reimbursement, ULTRASE and VIOKASE may be too costly for general use, and physicians may not prescribe it. Many third-party payors cover only selected drugs, making drugs that are not preferred by such payor more expensive for patients, and often require prior authorization or failure on another type of treatment before covering a particular drug.

In addition to potential restrictions on coverage, the amount of reimbursement for our products may adversely affect results of operations. In the U.S., there have been, and we expect there will continue to be, actions and proposals to control and reduce health-care costs. Government and other third-party payors are challenging the prices charged for health-care products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs.

If adequate coverage and reimbursement by third-party payors does not continue to be available, our ability to successfully commercialize ULTRASE and VIOKASE may be adversely impacted. Any limitation on the use of ULTRASE and VIOKASE or any decrease in the price of ULTRASE and VIOKASE will have a material adverse effect on our business.

RISKS RELATED TO REGULATORY MATTERS

If our products fail in clinical studies or if we fail, or encounter difficulties, in obtaining regulatory approval for our new products or new indications of existing products, we will have expended significant resources for no return.

If our products are not successful in clinical trials or if we do not obtain such regulatory approvals, we will have expended significant resources for no return. For example, in fiscal year 2005, our clinical trials of itopride hydrochloride, or ITAX, a proposed treatment for functional dyspepsia, were not successful and we terminated the program in 2006. Our ongoing clinical studies might be delayed or halted or additional studies might be required, for various reasons, including the following:

•       Our products are shown not to be effective.

•       We do not comply with requirements concerning the investigational NDAs, biologic license applications (BLAs) or new drug submissions (NDSs), for the protection of the rights and welfare of human subjects.

•       Patients experience unacceptable side effects or die during clinical trials.

•       Patients do not enroll in the studies at the rate we expect.

•       A drug is modified during testing.

•       Product supplies are delayed or are not sufficient to treat the patients participating in the studies.

If we cannot obtain regulatory approvals for the products we are developing or may seek to develop in the future, our rate of sales growth and competitive position will suffer. This risk is most acute for products that are currently in the development of the final formulation, such as Cx401, our biological product for the treatment of perianal fistulas; or ULTRASE and VIOKASE, our pancreatic enzyme products, for which we need to comply with FDA’s requirement in order to remain on the market.

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

We, our third-party manufacturers and certain of our suppliers are also required to comply with the applicable FDA cGMP regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Furthermore, manufacturing facilities must be approved by regulatory authorities before they can be used to manufacture our products and certain raw materials used therein, and they are subject to additional inspections. If we or any of our manufacturers or suppliers fails to comply with any of the FDA’s or other relevant foreign counterparts continuing regulations, we could be subject to sanctions, including:

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

After receipt of initial regulatory approval, each product remains subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping. Furthermore, even if we receive regulatory approval to market a particular product, such a product will remain subject to the same extensive regulatory requirements. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or the conditions of approval, or contain requirements for costly post- marketing testing and surveillance to monitor product safety or efficacy, which could reduce our revenues, increase our expenses and render the approved product not commercially viable. In addition, as clinical experience with a drug expands after approval because it is typically used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies.

We may find it difficult to achieve market acceptance of products in our product pipeline.

The commercial success of any of our product candidates for which we obtain marketing approval from the FDA, Health Canada’s Therapeutic Products Directorate, or TPD, or other regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and health-care payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including

•       demonstration of clinical safety and efficacy compared to other products;

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

If any of our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health-care payors and patients, we may not generate sufficient revenue from these products for such products to become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

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

Requirements for approval can vary widely from country to country. A product must normally be approved by regulatory authorities in each country in which we intend to market it, prior to the commencement of marketing in that country. There can be long delays in obtaining required clearances from regulatory authorities in many countries after applications are filed. Therefore, there can be no assurance that we will obtain regulatory approvals in such countries or that we will not incur significant costs in obtaining or maintaining such regulatory approvals. Moreover, the regulations applicable to our existing and future products may change.

Government regulations require the detailed inspection and control of research and laboratory procedures, clinical studies, manufacturing procedures and marketing and distribution methods, all of which significantly increase the level of difficulty and the costs involved in obtaining and maintaining the regulatory approval for marketing new and existing products. Moreover, regulatory measures adopted by governments provide for the possible withdrawal of products from the market and, in certain cases, suspension or revocation of the required approvals for their production and sale.

Failure to obtain necessary regulatory approvals; the restriction, suspension or revocation of existing approvals; or any other failure to comply with regulatory requirements would restrict or impair our ability to market our products and carry on our business.

Regulatory approval for our currently marketed products is limited by the regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which our products are deemed to be safe and effective by the FDA, the TPD, or other regulatory authorities. In addition to approval required for new formulations, any new indication for an approved product also requires regulatory approval. If we are not able to obtain regulatory approval for any desired future indications for our products, our ability to effectively market and sell or products may be reduced and our business may be adversely affected.

Our ability to promote the product is limited to those indications that are specifically approved by regulatory authorities. Regulatory authorities further restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow rules and guidelines relating to promotion and advertising may cause regulatory authorities to delay approval or refuse to approve a product, the suspension or withdrawal of an approved product from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

We are subject to ongoing regulatory review of our currently marketed products.

Following receipt of regulatory approval, any products that we market continue to be subject to extensive regulation. These regulations affect many aspects of our operations, including the manufacture, labeling, packaging, adverse-event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, significant disbursements, operating restrictions and criminal prosecution.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal health-care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health-care item or service reimbursable under Medicare, Medicaid or other federally financed health-care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal health-care programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health-care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free products to customers with the expectation that the customers would bill federal programs for those products. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.

In addition, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. This practice is regulated by the FDA and other governmental authorities, including, in particular, requirements concerning record keeping and control procedures. Any failure to comply with the regulations may result in significant criminal and civil penalties as well as damage to our credibility in the marketplace.

RISKS RELATED TO OUR INDUSTRY

The pharmaceutical industry is highly competitive and is subject to rapid and significant change, which could render our products obsolete or uncompetitive.

Competition in our business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or over-the-counter products, or competitors’ superior marketing resources could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well-known pharmaceutical companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases targeted by our products. Developments by others might render our current and potential products obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than we can. They may succeed in developing products that are more effective or less expensive to use than any that we may develop or license. These developments could render our products obsolete or uncompetitive, which would have a material adverse effect on our business and financial results.

Many of our competitors have greater financial resources and selling and marketing capabilities, have greater experience in clinical testing and human clinical trials of pharmaceutical products, and have greater experience in obtaining approvals from the FDA, the TPD or other applicable regulatory approvals.

Pricing pressures from, and other measures taken by, third-party payors, including managed care organizations, government sponsored health-care systems and regulations relating to Medicare and Medicaid, health-care reform, pharmaceutical reimbursements and pricing in general could decrease our revenues.

Our ability to successfully commercialize our products and product candidates—even if FDA or TPD approval is obtained— depends, in part, on whether appropriate reimbursement levels for the cost of the products and related treatments are obtained from government authorities and private health insurers and other organizations, such as health maintenance organizations, or HMOs, managed-care organizations, or MCOs, and provincial formularies.

Third-party payors are increasingly challenging the pricing of pharmaceutical products. In addition, the trend toward managed health- care in the U.S., the growth of organizations such as HMOs and MCOs, and legislative proposals to reform health-care and government insurance programs, could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. One way in which MCOs and government sponsored health-care systems seek to control their costs is by developing formularies to encourage plan beneficiaries to use preferred products for which the plans have negotiated favorable terms. Exclusion of a product from a formulary, or placement of a product on a disfavored formulary tier, can lead to sharply reduced usage in the patient population covered by the applicable MCO or government-sponsored health-care system. If our products are not included in an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share and business could be negatively affected.

Recent reforms to Medicare added an out-patient prescription drug reimbursement for all Medicare beneficiaries beginning in 2006. The U.S. federal government and private plans contracting with the government to deliver the benefit, through their purchasing power under these programs, are demanding discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. These reforms may decrease our future revenues from product lines covered by the Medicare drug benefit. Further, a number of other legislative and regulatory proposals aimed at changing the health-care system have been proposed. While we cannot predict whether any such proposals will be adopted or the effect such proposals may have on our business, the existence of such proposals, as well as the adoption of any proposal, may increase industry-wide pricing pressures, thereby adversely affecting our results or operations and cash flows.

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

Uncertainties regarding health-care reform and third-party reimbursement may impair our ability to continue to sell our products or form collaborations.

The continuing efforts of governmental and third-party payers to contain or reduce the costs of health-care through various means may harm our business. For example, in some foreign markets, the pricing or profitability of health-care products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business by reducing the prices we are able to charge for our products, or impeding our ability to continue to achieve profitability or form collaborations. In addition, the availability of reimbursement from third-party payers determines, in large part, the demand for health-care products in the United States and elsewhere. Examples of such third-party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health-care products and third-party payers are increasingly challenging the prices charged for medical products and services. Reimbursement from third-party payers may not be available or may not be sufficient to allow us to continue to sell our products on a competitive or profitable basis.

Our relationships with customers and payors are subject to applicable fraud and abuse and other health-care laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Health-care providers, physicians and others play a primary role in the recommendation and prescription of our products. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other health-care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Applicable U.S. federal and state health-care laws and regulations, include, but are not limited to, the following:

•
The federal health-care anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal health-care programs such as Medicare and Medicaid.

•
The federal False Claims Act imposes criminal and civil penalties, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•
The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health-care benefits, items or services.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health-care items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

•	There are similar laws in countries outside the U.S.

Efforts to ensure that our business arrangements with third parties comply with applicable health-care laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health-care laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from third-party payor programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health-care programs.

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

Our future operating results, financial position or cash flows could be adversely affected by changes in laws and regulations such as (i) changes in the FDA or TPD (or their foreign equivalents) approval processes that may cause delays in, or prevent the approval of, new products; (ii) new laws, regulations and judicial decisions affecting product development, marketing, promotion or the health-care field generally; (iii) new laws or judicial decisions affecting intellectual property rights and (iv) changes in the application of tax principles, including tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which result in a shift of taxable earnings between tax jurisdictions.

We may be subject to investigations or other inquiries concerning our compliance with reporting obligations under federal health-care program pharmaceutical pricing requirements.

Under federal health-care programs, some state governments and private payors investigate and have filed civil actions against numerous pharmaceutical companies alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated average wholesale price, or AWP, which in turn may be alleged to have improperly inflated the reimbursements paid by Medicare, private insurers, state Medicaid programs, medical plans and others to health-care providers who prescribed and administered those products or pharmacies that dispensed those products. These same payors may allege that companies do not properly report their “best prices” to the state under the Medicaid program. Suppliers of outpatient pharmaceuticals to the Medicaid program are also subject to price rebate agreements. Failure to comply with these price rebate agreements may lead to federal or state investigations, criminal or civil liability, exclusion from federal health-care programs, contractual damages, and otherwise harm our reputation, business and prospects.

Future litigation and the outcome of current litigation may harm our business.

In general, and subject to the terms of each specific agreement, we have agreed to indemnify our licensors, distributors and certain of our contract manufacturers for product liability claims and there is a risk that we will be subject to product liability claims and claims for indemnification under these agreements. A substantial portion of our revenues are derived and will continue to be derived from activities in the U.S., where pharmaceutical companies are exposed to a higher risk of litigation than in other jurisdictions.

Currently, we maintain claims-based product liability insurance coverage in respect of all our products marketed in the U.S. We cannot be certain that existing or future insurance coverage available to us will be adequate to satisfy any or all future product liability claims and defense costs in the U.S.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

We rely on the intellectual property of others, and we may not be able to protect our own intellectual property.

Our continued success will depend, in part, on our ability to obtain, protect and maintain intellectual property rights and licensing arrangements for our products. Some of the proprietary rights in some of our products are held by third parties, which require us to obtain licenses for the use of such products. Despite these licenses, there can be no guarantees that the rights or patents used by us will not be challenged by third parties. Furthermore, an adverse outcome could lead to an infringement or other legal action being brought against us directly. We have filed and/or licensed patent applications related to certain of our products, but such applications may fail to be granted, or, even if granted, may be challenged or invalidated or may fail to provide us with any competitive advantages.

To protect our own intellectual property, we have historically relied on patents and trade secrets, know-how and other proprietary information, as well as requiring our employees and other vendors and suppliers to sign confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. However, confidentiality agreements may be breached despite all precautions taken, and we may not have adequate remedies for any breach. Third parties may gain access to our proprietary information or may independently develop substantially equivalent proprietary information. Our inability to protect and maintain intellectual property rights in our products may impair our competitive position and adversely affect our growth.

Litigation or third-party claims of intellectual property infringement could require substantial time and money to resolve. Unfavorable outcomes to these proceedings could limit our intellectual property rights and our activities.

Third-party patents (now or in the future) may cover the materials or methods of treatment related to our products, and third parties may make allegations of infringement, regardless of merit. We cannot provide any assurances that our products or activities, or those of our licensors, will not infringe patents or other intellectual property owned by third parties. We have been (and from time to time we may be) notified that third parties consider their patents or other intellectual property relevant to our products.

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

Our intellectual property rights might not afford us with meaningful protection.

The intellectual property rights protecting our products might not afford us with meaningful protection from generic and other competition. In addition, because our strategy is to in-license or acquire pharmaceutical products that typically have been discovered and initially researched by others, future products might have limited or no remaining patent protection due to the time elapsed since their discovery. Competitors could also design around any of our intellectual property or otherwise design competitive products that do not infringe our intellectual property.

Any litigation that we become involved in to enforce intellectual property rights could result in substantial cost to us. In addition, claims by others that we infringe their intellectual property rights could be costly. Our patent or other proprietary rights related to our products might conflict with the current or future intellectual property rights of others. Litigation or patent interference proceedings, either of which could result in substantial cost to us, might be necessary to defend any patents to which we have rights and our other proprietary rights or to determine the scope and validity of other parties’ proprietary rights. The defense of patent and intellectual property claims is both costly and time consuming, even if the outcome is favorable. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling one or more of our products. We might not be able to obtain a license to any third-party technology that we require to conduct our business, or, if obtainable, that technology might not be available at a reasonable cost.

We also rely on trade secrets, proprietary know-how and technological advances, which we seek to protect, in part, through confidentiality agreements with collaborative partners, employees and consultants. These agreements might be breached and we might not have adequate remedies for any such breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently developed by others.

RISKS RELATED TO GENERAL ECONOMIC AND FINANCIAL CONDITIONS

We are exposed to political, economic and other risks that arise from operating a multinational business.

We have operations in several different countries. For the years ended September 30, 2007, 2008 and 2009, approximately 28.1%, 28.0% and 24.5% of our revenues, respectively, were derived from sources outside the U.S. We are therefore exposed to risks inherent in international operations. These risks include, but are not limited to

•	changes in general economic, social and political conditions;

•	adverse tax consequences;

•	the difficulty of enforcing agreements and collecting receivables through certain legal systems;

•	inadequate protection of intellectual property;

•	required compliance with a variety of laws and regulations of jurisdictions outside of the U.S., including labor and tax laws;

•	customers outside of the U.S. may have longer payment cycles;

•	changes in laws and regulations of jurisdictions outside of the U.S.; and

•	terrorist acts and natural disasters.

Our business success depends in part on our ability to anticipate and effectively manage these and other regulatory, economic, social and political risks inherent in multinational business. We cannot provide assurances that we will be able to effectively manage these risks or that they will not have a material adverse effect on our multinational business or on our business as a whole.

Currency exchange rate fluctuations may have a negative effect on our financial condition.

We operate internationally, but a majority of our revenue and expense activities and capital expenditures are denominated in U.S. dollars. The other currencies in which we engage in significant transactions are Canadian dollars and euros. As a consequence, we are exposed to currency fluctuations from purchases of goods, services and equipment and investments in other countries, and funding denominated in the currencies of other countries. In particular, we are exposed to the fluctuations in the exchange rate between the U.S. dollar, the euro and the Canadian dollar. During fiscal year 2009, approximately 15.9% of our revenues was denominated in euros, 7.4% of our revenue was denominated in Canadian dollar, while the remainder was denominated in U.S. dollars.

Fluctuations in currency exchange rates may affect the results of our operations and the value of our assets and revenues, and increase our liabilities and costs, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. For example, in 2009, we experienced a negative foreign exchange effect on revenues of approximately 2.8%. Changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same market. Changes in the value of the relevant currencies also may affect the cost of goods, services and equipment required in our operations.

In addition, due to the constantly changing currency exposures and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our future results and, because we do not currently hedge fully against all currency risks and fluctuations between the U.S. dollar and the euro, such fluctuations may result in currency exchange rate losses. Fluctuations in exchange rates could result in our realizing a lower profit margin on sales of our product candidates than we anticipate at the time of entering into commercial agreements. Adverse movements in exchange rates could have a material adverse effect on our financial condition and results of operations.

We might be impacted by unfavorable decisions in proceedings related to future tax assessments.

We operate in a number of jurisdictions and are from time to time subject to audits and reviews by various taxation authorities with respect to income, consumption, payroll and other taxes and remittances, for current as well as past periods. Accordingly, we may become subject to future tax assessments by various authorities. Any amount we might be required to pay in connection with a future tax assessment may have a material adverse effect on our financial position, cash flows or overall results of operations. There is a possibility of a material adverse effect on the results of operations of the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

RISKS RELATED TO OUR INDEBTEDNESS

We may need additional capital.

We believe that our current cash and cash equivalents, together with cash generated from the sale of our products will be sufficient to fund our operations for fiscal year 2010. Our future capital requirements will depend on many factors, including but not limited to:
•	any impact on us of current conditions and uncertainties in the economy;
•	patient and physician demand for our products;
•	the status of competitive products, including current and potential generics;
•	the results, costs and timing of our research and development activities, regulatory approvals and product launches;
•	our ability to reduce our costs in the event product demand is less than expected, or regulatory approvals are delayed or more expensive than expected;
•	the number of products and/or companies we acquire or in-license;
•	the actual amounts of returns we receive compared to our current estimates; and
•	our ability to maintain our current credit facility.

If we need additional capital, we might seek additional debt to fund our operations or acquisitions. If we incur more debt, we might be restricted in our ability to raise additional capital and be subject to financial and restrictive covenants. We might also enter into additional collaborative arrangements that could provide us with additional funding in the form of equity, debt, licensing, milestone and/or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all, especially in the current economic environment.

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under our existing indebtedness, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

We have a substantial amount of indebtedness. As of September 30, 2009, our total indebtedness was $613.3 million and we had an additional $115.0 million of borrowing capacity available under our senior secured revolving credit facility. The following chart shows our level of indebtedness as of September 30, 2009.

($ in millions of dollars)
Debt:
Senior secured term loan facility(1)	$154.8
Senior secured revolving credit facility	0
Secured Notes(2)	225.8
Senior Notes(3)	232.7

Total	$613.3

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

In addition, we have significant other commitments, including milestone and royalty payments. See Note 21 in “Notes to Consolidated Financial Statements”. As of September 30, 2009, we had outstanding approximately $154.8 million in aggregate principal amount of indebtedness under our senior secured credit facilities that would bear interest at a floating rate. Although we may enter into interest rate swap agreements, and did enter into an interest rate swap on February 28, 2008, related to $115.0 million under our senior secured revolving credit facility, we are exposed to interest rate increases on the floating portion of our senior secured credit facility that is not covered by an interest rate swap. Effective March 3, 2008, we entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115 million of variable-rate debt under our secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, our two interest rate swaps were designated as effective hedges of cash flows. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates and a realignment of our LIBOR rate election on our debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting. On December 1, 2008, we redesignated our $50 million notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. Our $65 million notional interest rate swap matured in February 2009. Effective March 2009, we entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52 million amortizing to $13 million through February 2010. As of September 30, 2009, we had two interest rate swaps with a combined $102 million notional that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps was 1.91%. Absent any such interest rate swap agreements, a change of 1/8% in floating rates would affect our annual interest expense on the senior secured borrowings by approximately $0.2 million. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk”.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our note holders. For example, it could

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the notes, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indentures governing the notes and the agreements governing such other indebtedness;

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

•
limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and

•
prevent us from raising the funds necessary to buy back all notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indentures governing the notes.

We, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness.

Subject to the restrictions in our senior secured credit facilities and the indentures governing the notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2009

•	we had $380.6 million of senior secured debt, including borrowings under our senior secured credit facilities, and the secured notes;

•	we had $232.7 million of senior unsecured indebtedness under the senior notes;

•	we had approximately $115.0 million available for borrowing under our senior secured revolving credit facilities, which, if borrowed, would be senior secured indebtedness; and

•
subject to our compliance with certain covenants under the terms of our senior secured credit facility, we have the option to increase the senior secured term loan facility by up to $75 million without satisfying any additional financial tests under the indentures governing the notes, which, if borrowed, would be senior secured indebtedness.

Although the terms of our senior secured credit facilities and the indentures governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.

Restrictions imposed by the indentures governing the notes, our senior secured credit facilities and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our senior secured credit facilities and the indentures governing the notes restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

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

•       consolidate or merge; and

•       create liens.

In addition, the agreements governing our senior secured credit facilities require us to comply with certain financial ratio maintenance covenants. Our ability to comply with these ratios can be affected by events beyond our control, and we may not be able to satisfy them. A breach of any of these covenants would be an event of default. In the event of a default under any of our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the agreements governing our senior secured credit facilities to be immediately due and payable or terminate their commitments to lend additional money. If the indebtedness under our senior secured credit facilities accelerates, the indebtedness under the notes would also accelerate and our assets may not be sufficient to repay such indebtedness in full. In particular, holders of senior notes will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our senior secured credit facilities and the secured notes. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities and the secured notes.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indentures governing the notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indentures governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our debt service obligations.

Our note holders’ right to receive payments on the senior notes is effectively junior to the right of lenders who have a security interest in our assets to the extent of the value of those assets.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our obligations under our senior secured credit facilities and the secured notes and each guarantor’s obligations under its guarantee of our senior secured credit facilities and secured notes are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of substantially all of our wholly-owned U.S. subsidiaries and all or a portion of the stock of certain of our non-U.S. subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities or the secured notes, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the senior notes, even if an event of default exists under the indenture governing the senior notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any guarantor under the senior notes, then that guarantor will be released from its guarantee of the senior notes automatically and immediately upon such sale. In any such event, because the senior notes will not be secured by any of our assets or the equity interests in the guarantors, it is possible that there would be no assets remaining from which our note holders’ claims could be satisfied or, if any assets remained, they might be insufficient to satisfy our note holders’ claims in full.

As of September 30, 2009, we had:

•	$380.6 million of senior secured debt, including borrowings under our senior secured credit facilities, and the secured notes;

•	an additional $115.0 million of borrowing capacity under our senior secured revolving credit facility, which, if borrowed, would be senior secured indebtedness; and

•
subject to our compliance with certain covenants under the terms of our senior secured credit facilities, the option to increase our senior secured term loan facility by up to $75 million, which, if borrowed, would be senior secured indebtedness.

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

Claims of note holders will be structurally subordinated to claims of creditors of certain of our subsidiaries that will not guarantee the notes.

The notes will not be guaranteed by certain of our subsidiaries, including all of our significant non-U.S. subsidiaries (other than Axcan Pharma Inc.). Accordingly, claims of holders of the notes will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon liquidation or otherwise, to us or a guarantor of the notes.

For fiscal year 2009, our non-guarantor subsidiaries accounted for approximately $68.1 million, or 16.3% of our consolidated revenue. As of September 30, 2009, our non-guarantor subsidiaries accounted for approximately $205.6 million, or 22.5% of our consolidated total assets and $8.0 million, or 1.1% of our consolidated total liabilities. All amounts are presented after giving effect to intercompany eliminations. The indentures governing the notes permit these subsidiaries to incur certain additional debt and does not limit, or will not limit, their ability to incur other liabilities that are not considered indebtedness under the indentures.

The lenders under our senior secured credit facilities have the discretion to release any guarantors under these facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes.

While any obligations under our senior secured credit facilities remain outstanding, any guarantee of the notes may be released without action by, or consent of, any holder of the notes or the trustee under the indentures governing the notes, at the discretion of lenders under our senior secured credit facilities, if the related guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities have the discretion to release the guarantees under our senior secured credit facilities in a variety of circumstances. Any of our subsidiaries that is released as a guarantor of our senior secured credit facilities will automatically be released as a guarantor of the notes. Our note holders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of note holders.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the notes.

Any default under the agreements governing our indebtedness, including a default under our senior secured credit facilities, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in our senior secured credit facilities and the indentures governing the notes), we could be in default under the terms of the agreements governing such indebtedness, including our senior secured credit facilities and the indentures governing the notes. In the event of such default

•	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to repurchase the notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest, if any. The source of funds for any such purchase of the notes will be our available cash or cash generated from our operations or the operations of our subsidiaries or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the notes upon a change of control because we may not have sufficient financial resources to purchase all of the notes that are tendered upon a change of control. Further, under the terms of our senior secured credit facilities, a change of control is an event of default that permits lenders to accelerate the maturity of borrowings and requires us to offer to repay loans thereunder. Any of our future debt agreements may contain similar provisions. Accordingly, we may not be able to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our senior secured credit facilities. Our failure to repurchase the notes upon a change of control would cause a default under the indentures governing the notes and a cross-default under our senior secured credit facilities.

Insolvency and fraudulent transfer laws and other limitations may preclude the recovery of payment under the notes and the guarantees.

Federal bankruptcy and state fraudulent transfer and conveyance statutes may apply to the issuance of the notes and the incurrence of any guarantees. In addition, insolvency, fraudulent transfer and conveyance statutes in Canada, the Netherlands and Luxembourg may apply to the incurrence of the guarantees by our subsidiaries organized in these countries. Although laws differ among these jurisdictions, in general, under applicable fraudulent transfer or conveyance laws, the notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors; (2) in the case of a guarantee incurred by any of our foreign subsidiaries, such subsidiary issued the guarantee in a situation where a prudent businessperson as a shareholder of such a subsidiary would have contributed equity to such subsidiary; or (3) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the notes or incurring the guarantees and, in the case of (3) only, one of the following is also true:

•
We or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the notes or the incurrence of the guarantees or subsequently become insolvent for other reasons.

•	The issuance of the notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business.

•	We or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay such debts as they mature.

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

Different jurisdictions evaluate insolvency on various criteria. Generally, however, an entity would be considered insolvent if, at the time it incurred indebtedness,

•       the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•       the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•       it could not pay its debts as they become due.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the senior notes and the incurrence of the guarantees would not be held to constitute fraudulent transfers or conveyances on other grounds. If a court were to find that the issuance of the notes or the incurrence of the guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the notes or such guarantee or further subordinate the notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, our note holders may not receive any repayment on the notes.

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

In addition, enforcement of any of the guarantees against any guarantor will be subject to certain other defenses available to guarantors generally. These laws and defenses include those that relate to voidable preference, financial assistance, corporate purpose or benefit, preservation of share capital, thin capitalization, and regulations or defenses affecting the rights of creditors generally. If one or more of these laws and defenses are applicable, a guarantor may have no liability or decreased liability under its guarantee.

Enforcing our note holders’ rights under the guarantees entered into by certain of our foreign subsidiaries across multiple jurisdictions may be difficult.

We are a U.S. company incorporated in the state of Delaware. The notes are guaranteed by all of our significant U.S. subsidiaries and certain of our foreign subsidiaries in Canada, the Netherlands and Luxembourg. In the event of bankruptcy, insolvency or a similar event, proceedings could be initiated in any of these jurisdictions and in the jurisdiction of organization of any future guarantor of the notes. Our note holders’ rights under the notes and the guarantees will thus be subject to the laws of several jurisdictions, and they may not be able to effectively enforce our note holders’ rights in multiple bankruptcies, insolvency and other similar proceedings. Moreover, such multi jurisdictional proceedings are typically complex and costly for creditors and often result in substantial uncertainty and delay in the enforcement of creditors’ rights.

We are indirectly owned and controlled by the Sponsor, and the Sponsor’s interests as equity holders may conflict with the interests of our note holders.

The Sponsor owns approximately 70% of our indirect parent’s equity and, accordingly, has the ability to control our policies and operations. The Sponsor does not have any liability for any obligations under the notes, and the interests of the Sponsor may not in all cases be aligned with our note holders’ interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with our note holders’ interests. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our note holders. Furthermore, the Sponsor may in the future own businesses that directly or indirectly compete with us. The Sponsor also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Sponsor, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Holders of secured notes may not be able to fully realize the value of their liens.

The security for the benefit of holders of secured notes may be released without such holders’ consent.

The liens for the benefit of the holders of secured notes may be released without vote or consent of such holders, as summarized below:

•	The security documents generally provide for an automatic release of all liens on any asset that is disposed of in compliance with the provisions of the senior secured credit facilities.

•	Any lien can be released if approved by the requisite number of lenders under our senior secured credit facilities.

•
The collateral agent and the issuer may amend the provisions of the security documents with the consent of the requisite number of lenders under our senior secured credit facilities and without consent of the holders of secured notes.

•
The lenders under our senior secured credit facilities will have the sole ability to control remedies (including upon sale or liquidation of the collateral after acceleration of the secured notes or debt under the senior secured credit facilities) with respect to the collateral.

•
So long as we have the senior secured credit facilities or another senior secured credit facility, the secured notes will automatically cease to be secured by those liens if those liens no longer secure our senior secured credit facilities for other reasons.

As a result, we cannot assure holders of secured notes that the secured notes will continue to be secured by a substantial portion of our assets. Holders of secured notes will have no recourse if the lenders under our senior secured credit facilities approve the release of any or all of the collateral, even if that action adversely affects any rating of the secured notes.

In addition, securities of our subsidiaries will be excluded from the liens to the extent liens thereon would trigger reporting obligations under Rule 3-16 of Regulation S-X, which requires financial statements from any company whose securities are collateral if its book value or market value would exceed 20% of the principal amount of the notes secured thereby. However, the liens on such securities will continue to secure obligations under our senior secured credit facilities.

The collateral may not be valuable enough to satisfy all the obligations secured by the collateral.

We secured our obligations under the secured notes by the pledge of certain of our assets. This pledge is also for the benefit of the lenders under the senior secured credit facilities.

The value of the pledged assets in the event of a liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. As of September 30, 2009, before taking into consideration the effect of intercompany eliminations, the pledged assets had a book value of approximately $2,298.2 million, approximately $500.9 million of which consisted of intangible assets, including goodwill. Accordingly, we cannot assure holders of secured notes that the proceeds of any sale of the pledged assets following an acceleration to maturity with respect to the secured notes would be sufficient to satisfy, or would not be substantially less than, amounts due on the secured notes and the other debt secured thereby.

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

The right of the collateral agent to repossess and dispose of the pledged assets upon the occurrence of an event of default under the indenture is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the collateral agent repossessed and disposed of the pledged assets. For example, under Title 11 of the U.S. Code, or the U.S. Bankruptcy Code, pursuant to the automatic stay imposed upon the bankruptcy filing, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, or taking other actions to levy against a debtor, without bankruptcy court approval. Moreover, the U.S. Bankruptcy Code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances (and is within the discretion of the bankruptcy court), but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral as a result of the automatic stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. Generally, adequate protection payments, in the form of interest or otherwise, are not required to be paid by a debtor to a secured creditor unless the bankruptcy court determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. Due to the imposition of the automatic stay, the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under the secured notes could be delayed following commencement of a bankruptcy case, (2) whether or when the collateral agent could repossess or dispose of the pledged assets or (3) whether or to what extent holders of the secured notes would be compensated for any delay in payment or loss of value of the pledged assets through the requirement of “adequate protection.” Similar and other provisions of Canadian, Dutch and Luxembourg bankruptcy laws may preclude holders of secured notes to realize value from the collateral granted by foreign subsidiaries in Canada, the Netherlands and Luxembourg.

The collateral is subject to casualty risks and no mortgage title insurance has been obtained.

We are obligated under our senior secured credit facilities to at all times cause all the pledged assets to be properly insured and kept insured against loss or damage by fire or other hazards to the extent that such properties are usually insured by corporations operating properties of a similar nature in the same or similar localities. There are, however, some losses, including losses resulting from terrorist acts, which may be either uninsurable or not economically insurable, in whole or in part. As a result, we cannot assure holders of secured notes that the insurance proceeds will compensate us fully for our losses. If there is a total or partial loss of any of the pledged assets, we cannot assure holders of secured notes that the proceeds received by us in respect thereof will be sufficient to satisfy all the secured obligations, including the secured notes.

In the event of a total or partial loss to any of the mortgaged facilities, certain items of equipment and inventory may not be easily replaced. Accordingly, even though there may be insurance coverage, the extended period needed to manufacture replacement units or inventory could cause significant delays.

Additionally, we are not required under our senior secured credit facilities and the security documents to purchase any title insurance insuring the collateral agent’s lien on the respective mortgaged properties if the costs of creating or perfecting liens would be considered excessive in view of the benefits obtained therefrom by the lenders under the senior secured credit facilities. If a loss occurs arising from a title defect with respect to any mortgaged property, we cannot assure holders of secured notes that we could replace such property with collateral of equal value.

Rights of holders of secured notes in the collateral may be adversely affected by the failure to perfect security interests in collateral.

Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. The liens in the collateral securing the secured notes may not be perfected with respect to the claims of the secured notes if the collateral agent was not able to take the actions necessary to perfect any of these liens on or prior to the date of the indenture governing the secured notes. There can be no assurance that the lenders under the senior secured credit facilities have taken all actions necessary to create properly perfected security interests, which may result in the loss of the priority of the security interest in favor of the holders of the secured notes to which they would otherwise have been entitled. In addition, applicable law requires that certain property and rights acquired after the grant of a general security interest, such as real property, equipment subject to a certificate of title and certain proceeds, can only be perfected at the time such property and rights are acquired and identified. We and the guarantors have limited obligations to perfect the security interest of the holders of secured notes in specified collateral. There can be no assurance that the trustee or the collateral agent for the secured notes will monitor, or that we will inform such trustee or collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. Neither the trustee nor the collateral agent for the secured notes has an obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest. Such failure may result in the loss of the security interest in the collateral or the priority of the security interest in favor of the secured notes against third parties.

Any future pledge of collateral in favor of the holders of secured notes might be voidable in bankruptcy.

Any future pledge of collateral in favor of the holders of secured notes, including pursuant to security documents delivered after the date of the indenture governing the secured notes, might be voidable by the pledgor (as debtor in possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, under the U.S. Bankruptcy Code, if the pledgor is insolvent at the time of the pledge, the pledge permits the holders of secured notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced with 90 days following the pledge, or, in certain circumstances, a longer period. Similar and other provisions of Canadian, Dutch and Luxembourg bankruptcy laws may make any future pledge of collateral granted by foreign subsidiaries in Canada, the Netherlands and Luxembourg voidable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                    PROPERTIES

We own and lease space for manufacturing, warehousing, research, development, sales, marketing, and administrative purposes. All these facilities are inspected on a regular basis by regulatory authorities, and our own internal auditing team ensures compliance on an ongoing basis with such standards.

We own 107,000 square feet of office space, manufacturing facilities and warehousing in Mont-Saint-Hilaire, Quebec (Canada). The building houses administrative and pharmaceutical manufacturing operations as well as our research and development activities. We further own property next to that building, which could be used to expand. The building and real estate we own is subject to security granted in favor of our lenders, pursuant to the credit facilities described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.”

We own 606,837 square feet of office space, manufacturing facilities and land in Houdan, France.

We lease approximately 18,233 square feet of office space in Birmingham, Alabama, (U.S.A.) under a lease expiring in
December 2013.

We lease approximately 18,584 square feet of office space in Bridgewater, New Jersey, (U.S.A.), under a lease expiring in June 2014.

We believe that we have sufficient facilities to conduct our operations during fiscal year 2010 and that our facilities are in satisfactory condition and are suitable for their intended use, although investments to improve and expand our manufacturing and other related facilities are contemplated, as our business requires.

ITEM 3.                    LEGAL PROCEEDINGS

From time to time, we are party to various legal proceeding or claims, either asserted or unasserted, which arise in the ordinary course of business. We have reviewed pending legal matters and believe that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations.

One of our subsidiaries, Axcan Scandipharm (now Axcan Pharma US, Inc.), has been a party to several legal proceedings related to the product line it markets under the trademark ULTRASE and , in particular, with respect to dosage strengths that are no longer marketed by us. These lawsuits were filed and claims were asserted against Axcan Scandipharm and other defendants, including the products’ manufacturer and a related company and, in certain cases, the manufacturers and distributors of other similar enzyme products, stemming from allegations that, among other things, the defendant’s enzyme products caused colonic strictures. In October 2006, in O’Mahony v. Axcan Scandipharm,

Inc., et al., a complaint alleging a claim for damages related to products taken in the early part of the 1990’s, while the plaintiff was a minor, was filed in the Supreme Court of the state of New York. This complaint was settled in March 2009. Of the twelve other previous lawsuits, the last of which was filed in 2001, Axcan Scandipharm was dismissed from one, non-suited in another and settled ten. All these cases relates to product taken in or before early 1994. Because of the young age of the patients involved, Axcan Scandipharm’s product liability exposure for this issue in the U.S. will remain for a number of years. Axcan Scandipharm’s insurance carriers have defended the lawsuits to date and we expect them to continue to defend Axcan Scandipharm (to the extent of its product liability insurance) should other lawsuits be filed in the future.  In addition, the enzyme manufacturer and a related company had claimed a right to recover amounts paid by them to defend and settle these claims and seeking a declaration that we were required to provide indemnification.  These claims were submitted to binding arbitration and we were successful in obtaining a ruling which dismissed those claims. The arbitrators’ final ruling in the matter has been appealed by one of the plaintiffs alleging, among others, that the arbitrator acted beyond his authority and reached an incorrect result.

In December 2003 and May 2004, Pharmascience Inc., or PMS, served us two notices of allegation in accordance with section 5 of the Patented Medicines (Notice of Compliance) Regulations in Canada, or the Regulations. The first notice of allegation indicated that PMS was seeking a regulatory approval to market a generic version of URSO 250 in the Canadian market, or the PMS Product, for use in gallstone dissolution, an indication for which URSO 250 was formerly approved and marketed in Canada. The second notice of allegation dealt with the validity of our Canadian PBC use patent. We opposed both these notices of allegation by seeking prohibition orders. In September 2005, with respect to the first notice of allegation, the Federal Court of Canada held that, for purposes of the Regulations, the PMS Product did not infringe the patent that we own for the use of URSO in the treatment of PBC.

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

Holders

As of December 16, 2009, there was one holder of our common stock, Axcan MidCo Inc., one holder of Axcan MidCo Inc.’s common stock, Axcan Holdings Inc. and 55 holders of Axcan Holdings Inc.’s common stock. See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of Axcan Holdings Inc.’s common stock.

Dividends

We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our senior secured credit facilities and the indentures governing our notes. Save to the extent required to finance the repurchase by our indirect parent corporation, Axcan Holdings Inc., of stock issued pursuant to our equity-based compensation programs, in connection with the administration of this program, we do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant.

ITEM 6.                    SELECTED FINANCIAL DATA

As part of the February 2008 Transactions, we, through an indirect wholly-owned subsidiary, purchased all of the outstanding common stock of Axcan Pharma Inc. on February 25, 2008. Prior to the February 2008 Transactions, Axcan Intermediate Holdings Inc. had no independent operations or assets. Accordingly, our financial information in the table below for the relevant fiscal years ended is presented separately for the periods prior to the completion of the February 2008 Transactions (from October 1, 2007 through February 25, 2008, as well as all previous fiscal years presented,  the “Predecessor” or “Predecessor Periods”) and the period after the completion of the February 2008 Transactions (fiscal year ended September 30, 2009, as well as the seven-month period from February 26, 2008 through September 30, 2008, the “Successor” or “Successor Periods”), which relate to the accounting periods preceding and succeeding the completion of the February 2008 Transactions. The financial information presented for the Predecessor is the financial information for Axcan Pharma Inc. and its consolidated subsidiaries and the financial information presented for the Successor is the financial information for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries. The summary financial information as of September 30, 2009 and as of September 30, 2008 and for the Successor Periods are not comparable to the summary financial information as of and for the fiscal year ended September 30, 2007 or for prior fiscal years because of the new basis of accounting resulting from the February 2008 Transactions. Our results of operations for the Predecessor Periods and the Successor Periods should not be considered representative of our future results of operations.

	Successor		Predecessor

				Fiscal Years Ended September 30,
	Fiscal Year Ended September 30, 2009	February 26, 2008 through September 30, 2008	October 1, 2007 through February 25, 2008	2007	2006	2005
	($ in thousands)			($ in thousands)
Statement of Operations Data:
Net product sales	$409,826	$223,179	$158,579	$348,947	$292,317	$251,343
Other Revenue	7,113	—	—	—	—	—
Total Revenue	$416,939	$223,179	$158,579	$348,947	$292,317	$251,343
Cost of goods sold(1)	103,023	77,227	38,739	83,683	72,772	71,534
Selling and administrative expenses(1)(2)	122,942	88,246	76,198	101,273	93,338	85,997
Management Fees	5,351	99	—	—	—	—
Research and development expenses(1)(3)	36,037	17,768	10,256	28,655	39,789	31,855
Depreciation and amortization	60,305	35,579	9,595	22,494	22,823	21,532
Acquired in-process research	—	272,400	—	10,000	—	—
Partial write-down of intangible assets	55,665	—	—	—	5,800	—

Operating Income (loss)	33,616	(268,140)	23,791	102,842	57,795	40,425
Financial expenses	69,809	41,513	262	4,825	6,988	7,140
Other interest income	(389)	(808)	(5,440)	(11,367)	(5,468)	(1,340)
Other income	(3,500)	—	—	—	—	—
Loss (gain) on foreign currency	(328)	(1,841)	(198)	2,352	(1,110)	(213)

Income (loss) before income taxes	(31,976)	(307,004)	29,167	107,032	57,385	34,838
Income taxes	(24,082)	(17,740)	12,042	35,567	18,266	8,413

Net income (loss)	$(7,894)	$(289,264)	$17,125	$71,465	$39,119	$26,425

Balance Sheet Data (at period end):
Cash and cash equivalents	$126,435	$56,105	$348,791	$179,672	$55,830	$79,969
Short-term investments, available for sale	—	—	—	129,958	117,151	17,619
Total current assets	250,682	176,980	471,170	402,127	262,378	190,357
Total assets	914,602	944,812	902,384	832,611	695,817	641,407
Total short-term borrowings	30,708	10,938	373	527	681	1,497
Total debt	613,294	622,184	441	649	126,246	127,829
Total current liabilities	121,022	99,300	166,456	104,737	64,617	58,336
Total liabilities	750,838	779,142	206,903	142,414	228,393	223,803
Total shareholders’ equity(4)	163,764	165,670	695,401	690,197	467,424	417,604

Statement of Cash Flows Data:
Net cash from (used in):
Operating activities	$92,382	$(47,512)	$73,245	$136,102	$84,334	$67,745
Investing activities	(10,600)	(961,556)	126,630	(19,415)	(108,139)	(8,078)
Financing activities	(11,594)	1,066,053	(31,243)	6,553	(616)	(1,375)

Other Financial Data:
EBITDA(5)	97,749	(230,720)	33,584	122,984	81,728	62,170

Adjusted EBITDA(5)	172,828	84,539	70,119	141,407	92,582	62,170

  (1)       Exclusive of depreciation and amortization.

  (2)   Amounts shown for the fiscal year ended September 30, 2007, five-month period ended February 25, 2008, seven-month period

(3)
ended September 30, 2008 and  for the fiscal year ended September 30, 2009 include approximately $800,000, $26,500,000, $11,800,000 and $2,900,000 of expenses related to the February 2008 Transactions, respectively.

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

Successor		Predecessor

			Fiscal Years Ended September 30,
Fiscal Year Ended September 30, 2009	February 26, 2008 through September 30, 2008	October 1, 2007 through February 25, 2008	2007	2006	2005
($ in thousands)			($ in thousands)
Net income to EBITDA:
Net income (loss)	$(7,894)	$(289,264)	$17,125	$71,465	$39,119	$26,425
Financial expenses	69,809	41,513	262	4,825	6,988	7,140
Interest income	(389)	(808)	(5,440)	(11,367)	(5,468)	(1,340)
Income taxes	(24,082)	(17,740)	12,042	35,567	18,266	8,413
Depreciation and amortization	60,305	35,579	9,595	22,494	22,823	21,532

EBITDA	$97,749	$(230,720)	$33,584	$122,984	$81,728	$62,170

EBITDA to Adjusted EBITDA:
EBITDA	$97,749	$(230,720)	$33,584	$122,984	$81,728	$62,170
Transaction, integration and refinancing costs(a)	7,674	12,603	26,489	—	—	—
Management Fees(b)	5,351	99	—	—	—	—
Stock-based compensation expense(c)	6,172	7,443	10,046	4,548	3,554	—
Acquired in-process research(d)	—	272,400	—	10,000	1,500	—
Inventories stepped-up value expensed(e)	—	22,714	—	—	—	—
Loss of disposal and write-down of assets(f)	—	—	—	3,875	—	—
Unrealized loss on foreign exchange	217	—	—	—	—	—
Partial write-down of intangible assets(g)	55,665	—	—	—	5,800	—
Adjusted EBITDA	$172,828	$84,539	$70,119	$141,407	$92,582	$62,170

a)
Represents investment banking and other professional fees associated with the February 2008 Transactions, as well as integration and refinancing costs. It also includes costs related to non recurring transactions and payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)
Represents management fees and other charges associated with the Management Services Agreement with TPG further described in the “Item 13 – Certain Relationships and Related Transactions, and Director Independence” section below. As of September 30, 2009 the amount of those charges incurred since the date of the February 2008 Transactions was allocated among the subsidiaries of Axcan Holdings Inc., our indirect parent company, on the basis of revenue. Management fees charged prior to September 2008 were previously unallocated by the Company’s parent, Axcan Holdings Inc.

c)	Represents stock-based employee compensation expense under the provisions of FASB guidance.
d)	Represents the acquired in-process research, arising from the February 2008 Transactions, expensed in the period of acquisition.
e)	Represents inventories stepped-up value, arising from the February 2008 Transactions, expensed as acquired inventory is sold.
f)	Represents loss on disposal and write-down on assets.
g)	As explained in note 10 of the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with “Item 6. Selected Financial Data” and the historical audited consolidated financial statements and related notes included elsewhere in this Report. The results of operations for the year ended September 30, 2009 and seven-month period ended September 30, 2008 reflect the results of operations for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries (the Successor) and the results of operations for the five-month period ended February 25, 2008 and the fiscal year ended September 30, 2007 reflect the results of operations for Axcan Pharma Inc. and its consolidated subsidiaries (the Predecessor).

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

This discussion contains forward-looking statements and involves numerous risk and uncertainties, including but not limited to those described in “Item 1A Risk Factors and Forward-Looking Statements”.  Actual results may differ materially from those contained in any forward-looking statements.

Overview

Our Business

We are a specialty pharmaceutical company focused on marketing and selling pharmaceutical products used in the treatment of a variety of gastrointestinal, or GI, diseases and disorders, which are those affecting the digestive tract. Our mission is to improve the quality of care and health of patients suffering from gastrointestinal diseases and disorders by providing effective therapies for patients and specialized caregivers.

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

In addition to our marketing activities, we carry out research and development activities on products at various stages of development. These activities are carried out primarily with respect to products we currently market in connection with lifecycle management initiatives, as well as product candidates acquired or licensed from third parties. By combining our marketing capabilities with our research and development experience, we distinguish ourselves from other specialty pharmaceutical companies that focus solely on product distribution and we offer licensors the prospect of rapidly expanding the potential market for their products on a multinational basis. As a result, we are presented with opportunities to acquire or in-license products that have been advanced to the later stages of development by other companies. Our focus on products in late-stage development enables us to reduce risks and expenses typically associated with new drug development.

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

Business Environment

While the ultimate end users of our products are the individual patients to whom our products are prescribed by physicians, our direct customers include a number of large pharmaceutical wholesale distributors and large pharmacy chains. The pharmaceutical wholesale distributors that comprise a significant portion of our customer base sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers.

Increasingly, in North America, third-party payors, such as private insurance companies and drug plan benefit managers, aim to rationalize the use of pharmaceutical products and medical treatments, in order to ensure that prescribed products are necessary for the patients’ disorders. Moreover, large drug store chains now account for an increasing portion of retail sales of prescription medicines. The pharmacists and managers of such retail outlets are under pressure to reduce the number of items in inventory in order to reduce costs.

We use a “pull-through” marketing approach that is typical of pharmaceutical companies. Under this approach, our sales representatives actively promote our products by demonstrating the features and benefits of our products to physicians and, in particular, gastroenterologists who may prescribe our products for their patients. The patients, in turn, take the prescriptions to pharmacies to be filled. The pharmacies then place orders, directly or through buying groups, with the wholesalers, to whom we sell our products.

Our expenses are comprised primarily of selling and administrative expenses (including marketing expenses), cost of goods sold (including royalty payments to those companies from which we license some of our commercialized products), research and development expenses, financial expenses as well as depreciation and amortization.

Since 2005, some wholesalers have changed their business model from one depending on drug price inflation to a fee-for-service arrangement, whereby manufacturers pay wholesalers a fee for inventory management and other services. These fees typically are a percentage of the wholesaler’s purchases from the manufacturer or a fixed charge per item or per unit. The fee-for-service approach results in wholesalers’ compensation being more stable and volume-based as opposed to price-increase based. As a result of the move to a fee-for-service business model, many wholesalers are no longer investing in inventory ahead of anticipated price increases and have reduced their inventories from their historical levels. Under the new model, the consequence of manufacturers using wholesalers is that they now realize the benefit of price increases more rapidly in return for paying wholesalers for the services they provide, on a fee-for-service basis. Fees resulting from distribution services agreements, or DSAs, are deducted from gross sales.  We have DSAs in place with our three largest U.S. wholesalers since the first quarter of fiscal year 2009.

The Transactions

The February 2008 Transactions

On November 29, 2007, Axcan Intermediate Holdings Inc., then known as Atom Intermediate Holdings Inc., entered into an Arrangement Agreement with Axcan Pharma Inc., or Axcan Pharma, pursuant to which we agreed to acquire, through an indirect wholly-owned subsidiary, all of the outstanding common stock of Axcan Pharma and enter into various other transactions in accordance with the Plan of Arrangement. We refer to such transactions collectively in this report as the Arrangement or the Acquisition.

On February 25, 2008, the Arrangement was completed and as a result,

•
each share of Axcan Pharma common stock outstanding was deemed transferred to Axcan Intermediate Holdings Inc. and holders of such common stock received $23.35 per share of Axcan Pharma common stock, or the offer price, in compensation from us, without interest and less any required withholding taxes;

•
all granted and outstanding options to purchase common stock of Axcan Pharma under Axcan Pharma’s stock plans, other than those options held by Axcan Holdings Inc. or its affiliates, were deemed vested and transferred to Axcan Pharma and cancelled in exchange for an amount in cash equal to the excess, if any, of the offer price over the applicable exercise price for the option for each share of common stock subject to such option, less any required withholding taxes; and

•
all vested and unvested deferred stock units, or DSUs, and restricted stock units, or RSUs, issued under Axcan Pharma’s stock option plans, were deemed vested and then cancelled and terminated. Each holder of a DSU or RSU received the offer price, less any required withholding taxes, for each DSU and RSU formerly held.

The Arrangement was financed through the proceeds from the initial offering of $228.0 million aggregate principal amount of our 9.25% secured notes due in 2015, or the secured notes, the initial borrowings under a credit facility composed of term loans and a revolving credit facility, collectively the new senior secured credit facilities, borrowings under a senior unsecured bridge facility maturing on February 25, 2009, or the senior unsecured bridge facility, equity investments funded by direct and indirect equity investments from the Sponsor Funds, or certain investment funds associated with or designated by TPG Capital, or the Sponsor, certain investors who co-invested with the Sponsor Funds, including investment funds affiliated with certain of the initial purchasers of the outstanding notes, or the Co-investors, and the cash on hand of Axcan Pharma and its subsidiaries. The closing of the offering of the secured notes, the new senior secured credit facilities and the senior unsecured bridge facility occurred substantially concurrently with the closing of the Arrangement on February 25, 2008. We refer to the Arrangement, the closing of the transactions relating to the Arrangement, and our payment of any fees and expenses related to the Arrangement and such transactions collectively in this report as the February 2008 Transactions.

Subsequent to the February 2008 Transactions, we became an indirect wholly-owned subsidiary of Axcan Holdings Inc., or Holdings, an entity controlled by the Sponsor Funds and the Co-investors, and Axcan Pharma became our indirect wholly-owned subsidiary.

The Refinancing

On May 6, 2008, we completed our offering of $235.0 million aggregate principal amount of our 12.75% senior unsecured notes due in 2016, or the senior notes. The net proceeds from this offering, along with our cash on hand, were used to repay in full our senior unsecured bridge facility. We refer to this offering of our senior notes, along with the related use of proceeds, as the Refinancing and, collectively, with the February 2008 Transactions, as the Transactions.

In connection with the Transactions, we incurred significant indebtedness. See “Liquidity and Capital Resources”. In addition, we accounted for the acquisition as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

As of September 30, 2008, we finalized our allocation of purchase price. As a result of the finalization of the purchase price allocation, we recorded an adjustment of $1.1 million to other current assets, $4.9 million to property, plant and equipment, $7.1 million to goodwill, $1.5 million to deferred income taxes assets and $1.7 million to deferred income taxes liabilities.

The final purchase price allocation is as follows (in millions of U.S. dollars):

$

Cash	348.8
Inventories	54.1
Other current assets	91.9
Property, plant and equipment	36.9
Intangible assets	581.7
Acquired in-process research	272.4
Goodwill	169.6
Deferred debt issue expenses	0.9
Deferred income taxes assets	7.2
Current liabilities	(174.5)
Long-term debt	(0.1)
Deferred income taxes liabilities	(81.6)
Total	1,307.3

Presentation of Financial Information

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when financial information for the fiscal year ended September 30, 2008, is presented, including the results of operations, the information presented is the mathematical combination of the relevant financial information of the Predecessor (from October 1, 2007, to February 25, 2008) and the Successor (from February 26, 2008, to September 30, 2008) for such period. This mathematical combination is presented because we believe it assists in a reader’s analysis of our fiscal year 2009 results as compared to our fiscal year 2008 results in comparable time periods. However, this approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the February 2008 Transactions and the lack of substantial debt outstanding of the Predecessor as compared to the Successor. In addition, the “combined” financial information has not been prepared as pro forma information and does not reflect all of the adjustments that would be required if the results and cash flows for the period were reflected on a pro forma basis. Furthermore, this financial information may not reflect the actual financial results we would have achieved if the February 2008 Transactions had occurred prior to such period and may not be predictive of future financial results.

FINANCIAL OVERVIEW FOR YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

This discussion and analysis is based on our audited annual consolidated financial statements and the related notes thereto reported under U.S. GAAP. For a description of our products, see the section entitled “Business-Products”.

For the fiscal year ended September 30, 2009, total revenue was $416.9 million ($381.8 million in fiscal year 2008 and $348.9 million in fiscal year 2007), operating income was $33.6 million ($244.3 million of operating loss in fiscal year 2008 and $102.8 million of operating income in fiscal year 2007) and net loss was $7.9 million ($272.2 million of net loss in fiscal year 2008 and $71.5 million of net income in fiscal year 2007). Net product sales in the United States were $319.6 million (78.0  % of net product sales) for the fiscal year ended September 30, 2009, compared to $280.4 million (73.4% of net product sales) for the fiscal year ended September 30, 2008 and $254.7 million (73.0% of net product sales) for the fiscal year ended September 30,2007. In Canada, net product sales were $30.9 million (7.5% of net product sales) for the fiscal year ended September 30, 2009, compared to $34.9 million (9.1% of net product sales) for the fiscal year ended September 30, 2008 and $38.0 million (10.9% of net product sales) for the fiscal year ended September 30,2007. In the European Union, net product sales were $58.7 million (14.3% of net product sales) for the fiscal year ended September 30, 2009, compared to $66.0 million (17.3% of net product sales) for the fiscal year ended September 30, 2008 and $55.9 million (16.0% of net product sales) for the fiscal year ended September 30, 2007.

Financial highlights

(in millions of U.S. dollars)	For the fiscal year ended September 30, 2009	For the fiscal year ended September 30, 2008
	Successor	Successor
	$	$
Total assets	914.6	944.8
Long-term debt (a)	613.3	622.2
Shareholders’ equity	163.8	165.7

(a)	Including the current portion

(in millions of U.S. dollars)	For the fiscal year ended September 30, 2009	For the fiscal year ended September 30, 2008	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the fiscal year ended September 30, 2007
	Successor	Combined Predecessor/ Successor	Successor	Predecessor	Predecessor
	$	$	$	$	$
Total revenue	416.9	381.8	223.2	158.6	348.9
EBITDA (1)	97.7	(197.1)	(230.7)	33.6	122.9
Adjusted EBITDA (1)	172.8	154.6	84.5	70.1	141.4
Net income (loss)	(7.9)	(272.2)	(289.3)	17.1	71.5

(1)	A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the years ended September 30, 2009, 2008 and 2007 are as follows:

(in millions of U.S. dollars)	For the fiscal year ended September 30, 2009	For the fiscal year ended September 30, 2008	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the fiscal year ended September 30, 2007
	Successor	Combined Predecessor/ Successor	Successor	Predecessor	Predecessor
	$	$	$	$	$
Net income (loss)	(7.9)	(272.2)	(289.3)	17.1	71.5
Financial expenses	69.8	41.8	41.5	0.3	4.8
Interest income	(0.4)	(6.2)	(0.8)	(5.4)	(11.4)
Income taxes expense (benefit)	(24.1)	(5.7)	(17.7)	12.0	35.5
Depreciation and amortization	60.3	45.2	35.6	9.6	22.5
EBITDA h)	97.7	(197.1)	(230.7)	33.6	122.9
Transaction, integration, refinancing costs and nonrecurring payments to third parties a)	7.8	39.1	12.6	26.5	-
Management fees b)	5.4	0.1	0.1	-	-
Stock-based compensation expense c)	6.2	17.4	7.4	10.0	4.6
Partial write-down of intangible assets d)	55.7	-	-	-	-
Acquired in-process research e)	-	272.4	272.4	-	10.0
Inventory stepped-up value expenses f)	-	22.7	22.7	-	-
Loss on disposal and write-down of assets g)	-	-	-	-	3.9
Adjusted EBITDA h)	172.8	154.6	84.5	70.1	141.4

a)
Represents investment banking and other professional fees associated with the February 2008 Transactions, as well as integration and refinancing costs. It also includes costs related to non recurring transactions and payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)
Represents management fees and other charges associated with the Management Services Agreement with TPG further described in the “Related party transactions section” below. As of September 30, 2009 the amount of those charges incurred since the date of the February 2008 Transactions was allocated among the subsidiaries of Axcan Holdings Inc., our indirect parent company, on the basis of revenue. Management fees charged prior to September 2008 were previously unallocated by the Company’s parent, Axcan Holdings Inc.

c)	Represents stock-based employee compensation expense under the provisions of FASB guidance.

d)	As explained in note 10 of the Consolidated Financial Statements.

e)	Represents the acquired in-process research, arising from the February 2008 Transactions, expensed in the period of acquisition.

f)	Represents inventories stepped-up value, arising from the February 2008 Transactions, expensed as acquired inventory is sold.

g)	Represents loss on disposal and write-down on assets.

h)
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

Fiscal year ended September 30, 2009, compared to fiscal year ended September 30, 2008

Overview of results of operations

(in millions of U.S. dollars)	For the fiscal year ended September 30, 2009	For the fiscal year ended September 30, 2008	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	Change
	Successor	Combined Predecessor/ Successor	Successor	Predecessor
	$	$	$	$	$	%
Net product sales	409.8	381.8	223.2	158.6	28.0	7.3
Other revenue	7.1	-	-	-	7.1	-
Total revenue	416.9	381.8	223.2	158.6	35.1	9.2
Cost of goods sold (a)	103.0	115.9	77.2	38.7	(12.9)	(11.1)
Selling and administration expenses(a)	122.9	164.4	88.2	76.2	(41.5)	(25.2)
Management fees	5.4	0.1	0.1	-	5.3	5,300.0
Research and development expenses(a)	36.0	28.1	17.8	10.3	7.9	28.1
Acquired in-process research	-	272.4	272.4	-	(272.4)	(100.0)
Depreciation and amortization	60.3	45.2	35.6	9.6	15.1	33.4
Partial write-down of intangible assets	55.7	-	-	-	55.7	-
	383.3	626.1	491.3	134.8	(242.8)	(38.8)
Operating income (loss)	33.6	(244.3)	(268.1)	23.8	277.9	113.8
Financial expenses	69.8	41.8	41.5	0.3	28.0	67.0
Interest income	(0.4)	(6.2)	(0.8)	(5.4)	5.8	(93.5)
Other income	(3.5)	-	-	-	(3.5)	-
Loss (gain) on foreign currency	(0.3)	(2.0)	(1.8)	(0.2)	1.7	(85.0)
	65.6	33.6	38.9	(5.3)	32.0	95.2
Income (loss) before income taxes	(32.0)	(277.9)	(307.0)	29.1	245.9	(88.5)
Income taxes expenses (benefits)	(24.1)	(5.7)	(17.7)	12.0	(18.4)	(322.8)
Net income (loss)	(7.9)	(272.2)	(289.3)	17.1	264.3	97.1

(a)	Exclusive of depreciation and amortization

Net product sales

For the fiscal year ended September 30, 2009, net product sales were $409.8 million compared to $381.8 million for the corresponding period of the preceding year, an increase of 7.3%.

This increase was primarily derived from higher sales in the United States, which amounted to $319.6 million for the fiscal year ended September 30, 2009, compared to $280.4 million for the fiscal year ended September 30, 2008, an increase of 14.0%. The increase in sales in the United States is mainly due to the combined effect of price increases on our products announced during the fiscal year and a change in prescription rates for these products compared to the previous year partially offset by increases in sales deductions as well as the decrease in sale of certain of our URSO branded products resulting from the entry of generic versions of URSO 250 and URSO FORTE on the U.S. market, approved by the Office of Generic Drugs on May 13, 2009. On July 2, 2009, Axcan and Prasco Laboratories announced that they had entered into an agreement under which Prasco will market and sell an authorized generic of URSO 250 and URSO FORTE in the U.S. market. In addition, we also announced a price increase for our URSO products in the United States. Despite measures taken to defend our URSO franchise in this market, we expect future sales to continue to decline.

Net product sales in the European Union decreased 11.1%, from $66.0 million for the fiscal year ended September 30, 2008 to $58.7 million for the fiscal year ended September 30, 2009.  The decline in sales resulted principally from the negative impact of currency fluctuations compared to the preceding year as the value of the Euro depreciated against the U.S. dollar by 11.6%.

Net product sales in Canada decreased 11.5%, from $34.9 million for the fiscal year ended September 30, 2008, to $30.9 million for the fiscal year ended September 30, 2009. The decline in sales resulted from the negative impact of currency fluctuations compared to the corresponding period of the preceding year as the value of the Canadian dollar depreciated against the U.S. dollar by 17.0% partially offset by an increase in sales of our SALOFALK products.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

(in millions of U.S. dollars)	For the fiscal year ended September 30, 2009	For the fiscal year ended September 30, 2008	Change
	Successor	Combined Predecessor/ Successor
	$	$	$	%
Gross product sales	503.1	447.1	56.0	12.5
Gross-to-net product sales adjustments
Product returns	10.7	9.2	1.5	16.3
Chargebacks	33.7	20.6	13.1	63.6
Contract rebates	36.5	25.3	11.2	44.3
DSA fees	3.6	2.1	1.5	71.4
Discounts and other allowances	8.8	8.1	0.7	8.6
Total gross-to-net product sales adjustments	93.3	65.3	28.0	42.9
Total net product sales	409.8	381.8	28.0	7.3

Product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances totalled $93.3 million (18.5% of gross product sales) for the fiscal year ended September 30, 2009, and $65.3 million (14.6% of gross product sales) for the fiscal year ended September 30, 2008. The increase in total deductions as a percentage of gross product sales was partly due to an increase of 2.1% in chargebacks and 1.6% in contract rebates. The increase in chargebacks and contract rebates is primarily due to the fact that we have fixed price contracts with certain third-party payors which, as a result of price increases announced during the fiscal year, result in a greater rebate as a percentage of sales being awarded under those contracts.  Estimated chargebacks and rebates are recorded at the time revenue is recognized and are based on the latest information available at that time, including estimated inventory levels in the distribution channel.

Furthermore, as a result of the approval of generic version of our URSO products in the U.S., the Company expects the future sales of our URSO product line to be significantly less than historical sales. As at September 30, 2009, an additional reserve of $1.9 million was recorded to reflect the Company’s estimate of the Company’s liability for URSO related chargebacks and rebates. This estimate was developed based on the following:

•
our estimate of future demand for URSO based on the actual erosion of product demand for several comparable products that were previously genericized, and the actual demand for URSO experienced during 2009 subsequent to the generic approvals;

•	our estimate of chargeback and rebate activity based on actual chargeback and rebate activity during fiscal year 2009 subsequent to the generic approvals; and
•	other relevant factors.

Deductions also increased due to increases in DSA fees resulting from new DSA agreements signed with two additional U.S. wholesalers during year.

Product sales

Sales growth is primarily the result of a combination of volume and price increases.
Key sales figures for the fiscal year 2009 are as follows:

•
Sales of pancreatic enzyme products (ULTRASE, PANZYTRAT and VIOKASE) amounted to $112.8 million, an increase of 24.1% over fiscal year 2008. Sales during the year were favorably affected by an increase in both price and prescription volumes. Most unbranded pancreatic enzyme products for which a new drug application (NDA) had not been submitted by April 2009 have been withdrawn from the market, leaving room for ULTRASE and VIOKASE to capture a portion of their market share in the U.S. market.

•
Sales of ursodiol products (URSO/URSO 250, URSO FORTE/URSO DS and DELURSAN) decreased 19.9% from fiscal year 2008 to $73.9 million. This decrease resulted from the entry of generic versions of URSO 250 and URSO FORTE on the U.S. market, approved by the Office of Generic Drugs on May 13, 2009.  This decrease was partially offset by price increases announced on our URSO 250 and URSO FORTE branded products, and by sales generated from the launch of our authorized generic version of these ursodiol products.

•	Sales of mesalamine products (CANASA and SALOFALK) amounted to $103.7 million, a 11.3% increase from the prior year. The increase was attributed to price increases announced during the fiscal year.

•
Sales of sucralfate products (CARAFATE and SULCRATE) amounted to $68.5 million, an increase of 30.5% over the prior year. The increase mainly resulted from price increases announced during the fiscal year and from an increase in prescription volumes.

•	Sales of other products amounted to $50.9 million, a 3.6% decrease over the prior year. This decrease mainly results from foreign exchange effect on foreign denominated sales.

Other revenue

In April 2009, we entered into a supply and license agreements with a leading multi-national company (the “Partner”) whereby the Partner is granted the right to develop and commercialize new food products containing the active ingredient of LACTEOL. Under the terms of the agreement, the Partner will have exclusive rights to commercialize these new products. We will continue to own all other rights related to the active ingredient, including the right to use the active ingredient and develop, manufacture and commercialize non food products, including pharmaceutical products, containing the active ingredient. For the fiscal year ended September 30, 2009, we recorded as revenue milestones that we are entitled to receive under the agreements in the amount of $7.1 million.

Cost of goods sold

Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing costs. We outsource most of our manufacturing requirements. For the year ended September 30, 2009, cost of goods sold decreased $12.9 million (11.1%) to $103.0 million from $115.9 million for the preceding year. As a percentage of net product sales, cost of goods sold for the year ended September 30, 2009 decreased as compared to the preceding year from 30.4% to 25.1%. As part of the purchase price allocation for the Acquisition, the book value of inventory acquired was stepped-up to fair value by $22.7 million as of February 25, 2008. The stepped-up value was recorded in year 2008 as a charge to cost of goods sold until acquired inventory was sold. Without this additional charge, cost of goods sold as a percentage of net product sales would have been 24.4% for the year ended September 30, 2008.   During fiscal year 2009, we also incurred a charge of $3.1 million related to the carrying value of certain of our third party manufactured inventory.

Selling and administrative expenses

Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the year ended September 30, 2009, selling and administrative expenses decreased $41.5 million (25.2%) to $122.9 million from $164.4 million for the preceding year. This decrease in selling and administrative expenses is largely attributable to the portion of investment banking and other professional fees charged to operations amounting to $42.2 million and the selling and administrative portion of stock-based compensation expenses amounting to $10.8 million both incurred in relation to the Acquisition and charged in the previous fiscal year, partially offset by an increase in sales force and direct marketing expenses incurred in the current fiscal year, as well as the favourable effect of foreign exchange on expenses incurred in our European and Canadian operations.

Management fees

Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. These fees were previously unallocated to subsidiaries of Axcan Holdings Inc., the indirect parent company of Axcan Intermediate Holdings Inc.. As of September 30, 2009, they were allocated from the closing date of February 2008 Transactions based on revenue. For the year ended September 30, 2009, management fees amounted to $5.4 million, an increase of $5.3 million from of the preceding year.

Research and development expenses

Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the year ended September 30, 2009, research and development expenses increased $7.9 million (28.1%) to $36.0 million, from $28.1 million for the preceding year. This increase is mainly due to the development work and regulatory submission costs on pancreatic enzyme products and European clinical trial costs for PYLERA and professional fees related to strategic portfolio analysis. The increase is partially offset by the effect of foreign currency fluctuations on some of our expenses incurred in Canadian dollars and in Euros.

Acquired in-process research

The acquired in-process research of $272.4 million for the year ended September 30, 2008, relates to the intangible assets acquired in the Acquisition. The acquired in-process research represents the estimated fair value of acquired in-process R&D projects that had not yet reached technological feasibility at the time of the Acquisition and had no alternative future use. Accordingly, this amount was immediately expensed upon the Acquisition date. The value assigned to purchased in-process technology is mainly attributable to the following projects: CANASA-MAX002, pancreatic enzymes, PYLERA in the European Union and Cx401.

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the year ended September 30, 2009, depreciation and amortization increased $15.1 million (33.4%) to $60.3 million from $45.2 million for the preceding year. The increase for the year is due to the amortization of the stepped-up value of the intangible assets which were classified as intangible assets with a finite life following the February 2008 Transactions.

Partial write-down of intangible assets

We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. As a result of certain factors related to the ongoing marketing of certain of our products including the approval of a generic formulation of URSO 250 and URSO FORTE, we reviewed the carrying amount of our intangible assets specifically related to these products. During the year ended September 30, 2009, based on a discounted cash-flow analysis and market prices, we concluded that a $55.7 million reduction to the carrying value of the related intangible assets totalling $83.7 million prior to the write-down was required. In addition, the remaining amortizable life of these intangible assets was reduced to periods ranging from 6 months to 14 years.

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the year ended September 30, 2009, financial expenses increased $28.0 million (67.0%) to $69.8 million from $41.8 million for the preceding year. This increase is mainly due to an increase in the interest on long-term debt of $25.2 million to $61.8 million from $36.6 million for the preceding year due to the length of time the debt was outstanding in the comparable period last year.

Interest income

For the year ended September 30, 2009, total interest income decreased $5.8 million (93.5%) to $0.4 million from $6.2 million from the preceding year. This decrease is mainly due to the reduction in short-term investments resulting from the use of cash on hand for the February 2008 Transactions as well as lower rates paid on short-term investments compared to the previous year.

Other income

We initiated claims in damages under the US Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE. During the fiscal year ended September 30, 2009, a settlement arrangement with respect to this claim was entered into with certain of these defendants. Pursuant to the agreement, the settling defendants agreed to pay a confidential global amount in several installments; the first installment, in the amount of $3.5 million was paid to us upon execution of the settlement agreement.

Income taxes

For the year ended September 30, 2009, income taxes benefits amounted to $24.1 million, compared to $5.7 million for the preceding year. The effective tax rate was 75.3% for the year ended September 30, 2009, compared to 2.1% for the year ended September 30, 2008. The effective tax rate for the year ended September 30, 2009 is affected by a number of elements, the most important being the tax benefit arising from a financing structure. The effective tax rate for the year ended September 30, 2008, was also greatly affected by the non-deductible nature of the acquired in-process research expense amounting to $272.4 million resulting from the Acquisition.  If the effect of the acquired in-process research was removed, the effective tax rate would have been 104.8%. The difference in our effective income tax rate and the statutory income tax rate is summarized as follows:

(in millions of US dollars)	For the year ended September 30, 2009		For the year ended September 30, 2008
	Successor		Combined Predecessor/Successor
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(11.2)	35.33	(98.2)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	(0.91)	0.3	(0.01)	0.0
Difference with foreign tax rates	8.10	(2.6)	(0.64)	1.8
Tax benefit arising from a financing structure	44.46	(14.2)	3.24	(9.0)
Non-deductible items	(9.72)	3.1	(36.82)	102.3
Non-taxable items	-		0.01	0.0
Investment tax credits	4.24	(1.3)	0.60	(1.6)
State taxes	(0.34)	0.1	1.43	(4.0)
Valuation allowance	(2.30)	0.7	-	0.0
Other	(3.22)	1.0	(1.09)	3.0
	75.31	(24.1)	(2.05)	(5.7)

Net income

For the fiscal year ended September 30, 2009, net loss was $7.9 million compared to a net loss of $272.2 million the preceding year. The decrease of $264.3 million in net loss resulted mainly from a decrease in operating expenses of $242.8 million largely comprised of the acquired in-process research expenses of $272.4 million for the fiscal year ended September 30, 2008 offset by an increase in total revenue of $35.1 million, and an increase of income taxes benefits of $18.4 million which were partly offset by an increase in financial expenses of $28.0 million and the partial write-down of intangible assets of $55.7 million.

Balance sheets as at September 30, 2009 and September 30, 2008

The following table summarizes balance sheet information as at September 30, 2009, compared to September 30, 2008.

	As at September 30,
(in millions of U.S. dollars)	2009	2008	Change
	$	$	$	%
Cash and cash equivalents	126.4	56.1	70.3	125.3
Current assets	250.7	177.0	73.7	41.6
Total assets	914.6	944.8	(30.2)	(3.2)
Current liabilities	121.0	99.3	21.7	21.9
Long-term debt	582.6	611.2	(28.6)	(4.7)
Total liabilities	750.8	779.1	(28.3)	(3.6)
Shareholders’ equity	163.8	165.7	(1.9)	(1.1)
Working capital	129.7	77.7	52.0	66.9

Our cash and cash equivalents increased by $70.3 million (125.3%) to $126.4 million as at September 30, 2009, from $56.1 million at September 30, 2008.  As at September 30, 2009, working capital was $129.7 million, compared to $77.7 million at September 30, 2008, an increase of $52.0 million (66.9%). This increase was mainly derived from cash flow generated from operations.

Total assets decreased $30.2 million (3.2%) to $914.6 million as at September 30, 2009, from $944.8 million as at September 30, 2008 partially due to the partial write down of intangible assets in the amount of $55.7. Long-term debt decreased $28.6 million (4.7%) to $582.6 million as at September 30, 2009 from $611.2 million as at September 30, 2008 mostly due to the reclassification of $17.6 million from long-term debt to short-term debt. Pursuant to the annual excess cash flow requirements defined in the credit agreement, we are required to make an offer to prepay $17.6 million of outstanding term loans in the first quarter of fiscal year 2010. For fiscal year 2008, we were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements. Shareholders’ equity decreased $1.9 million (1.1%) to $163.8 million as at September 30, 2009, from $165.7 million as at September 30, 2008.

Fiscal Year ended September 30, 2008 compared to Fiscal Year ended September 30, 2007

Overview of results of operations

(in millions of U.S. dollars)	For the fiscal year ended September 30, 2008	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the fiscal year ended September 30, 2007	Change
	Non U.S. GAAP Combined Predecessor/ Successor	Successor	Predecessor	Predecessor
	$	$	$	$	$	%
Net product sales	381.8	223.2	158.6	348.9	32.9	9.4
Cost of goods sold (a)	115.9	77.2	38.7	83.7	32.2	38.5
Selling and administration expenses (a)	164.5	88.3	76.2	101.3	63.2	62.4
Research and development expenses(a)	28.1	17.8	10.3	28.6	(0.5)	(1.7)
Acquired in-process research	272.4	272.4	-	10.0	262.4	2,624.0
Depreciation and amortization	45.2	35.6	9.6	22.5	22.7	100.9
	626.1	491.3	134.8	246.1	380.0	154.4
Operating income (loss)	(244.3)	(268.1)	23.8	102.8	(347.1)	(337.6)
Financial expenses	41.8	41.5	0.3	4.8	37.0	770.8
Interest income	(6.2)	(0.8)	(5.4)	(11.4)	5.2	45.6
Loss (gain) on foreign currency	(2.0)	(1.8)	(0.2)	2.4	(4.4)	(183.3)
	33.6	38.9	(5.3)	(4.2)	37.8	900.0
Income (loss) before income taxes	(277.9)	(307.0)	29.1	107.0	(384.9)	(359.7)
Income taxes expense (benefit)	(5.7)	(17.7)	12.0	35.5	(41.2)	(116.1)
Net income (loss)	(272.2)	(289.3)	17.1	71.5	(343.7)	(480.7)

(a)	Exclusive of depreciation and amortization

Revenue

For the fiscal year ended September 30, 2008, revenue was $381.8 million compared to $348.9 million for fiscal year 2007, an increase of 9.4%.

This increase in revenue primarily resulted from higher sales in the United States, which amounted to $280.4 million for the fiscal year ended September 30, 2008, compared to $254.7 million for fiscal year 2007, an increase of 10.1%. The end-customer prescription demand resulted in positive growth for most of our products sold in the United States, which was reflected in sales to our major wholesalers. Strong sales of CANASA and ULTRASE, as well as the sales of PYLERA, launched in May 2007, account for the increase compared to fiscal year 2007.

Sales in the European Union increased 18.1%, from $55.9 million in fiscal year 2007 to $66.0 million for the fiscal year ended September 30, 2008, due to strong sales of DELURSAN and LACTEOL in France as well as the effect of currency conversion, which accounted for 13.2% of the increase in fiscal year 2008 sales.  For the fiscal year ended September 30, 2008, we reported sales of $19.0 million ($16.3 million in fiscal year 2007), for LACTEOL, including $11.1 million ($9.9 million in fiscal year 2007), outside of France.

Sales in Canada decreased 8.2% from $38.0 million for the fiscal year ended September 30, 2007, to $34.9 million for the fiscal year ended September 30, 2008.  Lower sales of URSO for the first six months of the fiscal year, following the launch of generic URSO products in the second half of fiscal year 2007, which were partially offset by the favorable effect of currency conversion, which we estimate at 11%, explain the decrease for the fiscal year ended September 30, 2008.

Revenue is stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net revenue adjustments for each significant category:

	For the fiscal years ended September 30,
(in millions of U.S. dollars)	2008	2007	Change
	$	$	$	%
Gross product sales	447.1	409.7	37.4	9.1
Gross-to-net product sales adjustments
Product returns	9.2	13.1	(3.9)	(29.8)
Chargebacks	20.6	14.2	6.4	45.1
Contract rebates	25.3	22.7	2.6	11.5
DSA fees	2.1	3.6	(1.5)	(41.7)
Discounts and other allowances	8.1	7.2	0.9	12.5
Total gross-to-net product sales adjustments	65.3	60.8	4.5	7.4
Total net product sales	381.8	348.9	32.9	9.4

Product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances totaled $65.3 million (14.6% of gross revenue) for the fiscal year ended September 30, 2008, and $60.8 million (14.8% of gross revenue) for the fiscal year ended September 30, 2007.

The decrease in total deductions as a percentage of gross revenue for the fiscal year ended September 30, 2008, was primarily due to a decrease in product returns, which is in line with the decline in wholesaler inventory levels which occurred during the first half of fiscal year 2007 and the decline in DSA fees due to product price increases and their related credits and other changes in related assumptions.

Product sales

Sales growth is the result of a combination of volume and price increases. Price increases on our products were in-line with price increases of other competitive products within the respective product categories.

Key sales figures for the fiscal 2008 are as follows:

•	Sales of pancreatic enzyme products (ULTRASE, PANZYTRAT and VIOKASE) amounted to $90.9 million, an increase of 22.8% over fiscal 2007.
•
Sales of ursodiol products (URSO/URSO 250, URSO FORTE/URSO DS and DELURSAN) decreased 1.5% from fiscal 2007 to $92.3 million. This decrease occurred in spite of a $4.6 million increase in the EU which was offset by a decrease in Canada, due to the launch of a generic version of ursodiol.

•	Sales of mesalamine products (CANASA and SALOFALK) amounted to $93.3 million, a 10.4% increase from the prior year.
•	Sales of sucralfate products (CARAFATE and SULCRATE) amounted to $52.5 million, an increase of 0.6% over the prior year.
•
Sales of other products amounted to $52.8 million, an 18.7% increase over the prior year. This increase mainly results from the launch of PYLERA in May 2007 and from various price increases during fiscal 2008.

Cost of goods sold

Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing costs. We outsource most of our manufacturing requirements. For the fiscal year ended September 30, 2008, cost of goods sold increased $32.2 million (38.5%) to $115.9 million from $83.7 million for fiscal year 2007. As a percentage of revenue, cost of goods sold for the fiscal year ended September 30, 2008, increased as compared to fiscal year 2007 from 24.0% to 30.4%. As part of the purchase price allocation for the Transactions, the book value of inventory acquired was stepped up to fair value by $22.7 million as of February 25, 2008. The stepped-up value was recorded as charge to cost of goods sold as acquired inventory was sold, until acquired inventory was sold off. The total amount of $22.7 million was expensed during the fiscal year ended September 30, 2008. Without this additional charge, cost of goods sold as a percentage of revenue would have been 24.4% for the fiscal year ended September 30, 2008, compared to 24.0% for fiscal year 2007, which would represent an increase of 1.7%. This increase is mainly due to the increase in cost of raw materials used in the manufacturing of several of our products.

Selling and administrative expenses

Selling and administrative expenses consist principally of salaries and other costs associated with our sales force and our marketing activities. For the fiscal year ended September 30, 2008, selling and administrative expenses increased $63.2 million (62.4%) to $164.5 million from $101.3 million for fiscal year 2007. The increase in selling and administrative expenses for the fiscal year ended September 30, 2008, is largely attributable to the portion of transaction, integration and refinancing costs and other professional fees charged to operations, amounting to $42.2 million, and the selling and administrative portion of stock-based compensation expenses incurred in relation to the Transactions, amounting to $10.8 million, as well as higher expenses linked to increased sales performance.

Research and development expenses

Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to our personnel involved in research and development projects. For the fiscal year ended September 30, 2008, research and development expenses decreased $0.5 million (1.7%) to $28.1 million, from $28.6 million for fiscal year 2007. The decrease for the fiscal year ended September 30, 2008 is mainly due to the termination of the development of ITAX in fiscal year 2007 and lower expenses for clinical studies related to our pancreatic enzyme products, compared to the previous fiscal year which was partly offset by the increase caused by the research and development portion of stock-based compensation expense incurred in relation to the Transactions, amounting to $0.9 million.

Acquired in-process research

The acquired in-process research of $272.4 million for the fiscal year ended September 30, 2008 relates to the intangible assets acquired in the Transactions. The acquired in-process research represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. The value assigned to purchased in-process technology is mainly attributable to the following projects: CANASA MAX-002, pancreatic enzymes, PYLERA in the European Union, AGI-010 and Cx401.

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

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the fiscal year ended September 30, 2008, depreciation and amortization increased $22.7 million (100.9%) to $45.2 million from $22.5 million for fiscal year 2007. This increase is due to the amortization of the stepped-up value of the intangible assets which were classified as intangible assets with a finite life, following the February 2008 Transactions, and the amortization of the intangible assets associated with PYLERA, which was launched in May 2007.

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the fiscal year ended September 30, 2008, financial expenses increased $37.0 million to $41.8 million from $4.8 million for fiscal year 2007. This increase is mainly due to the increases of $33.8 million in interest on long-term debt and $2.7 million in amortization of deferred debt issue expenses on the long-term debt incurred to fund the Transactions. Financial expenses for the prior fiscal year were mainly related to our $125.0 million 4.25% convertible subordinated notes due April 15, 2008, or the Convertible Notes, which were converted into common shares of Axcan Pharma in September 2007.

Interest income

For the fiscal year ended September 30, 2008, total interest income decreased $5.2 million (45.6%) to $6.2 million from $11.4 million for fiscal year 2007. This decrease is mainly due to the reduction in short-term investments resulting from the use of cash on hand for the Transactions.

Income taxes

For the fiscal year ended September 30, 2008, income tax benefit amounted to $5.7 million compared to an expense of $35.5 million for fiscal year 2007. The effective tax rate was 2.1% for the fiscal year ended September 30, 2008, compared to 33.2% for the fiscal year ended September 30, 2007. The effective tax rate for the fiscal year ended September 30, 2008, is affected by a number of elements, the most important being the non-deductible nature of the acquired in-process research expense amounting to $272.4 million resulting from the Transactions. If the effect of the non-deductible acquired in-process research was removed, the effective tax rate on the adjusted loss before income tax of $5.5 million, for the fiscal year ended September 30, 2008, would be 103.6%, mostly because that at such a low level of net loss, the difference in foreign tax rates has an important impact on the effective tax rate.

Net income

Net loss was $272.2 million for the fiscal year ended September 30, 2008, compared to $71.5 million of net income for fiscal year 2007. The change in net income for the fiscal year ended September 30, 2008, resulted mainly from an increase in operating expenses of $380.0 million, primarily expenses related to the Transactions, including the acquired in-process research expense of $272.4 million, an increase in financial expenses of $37.0 million and a decrease in interest income of $5.2 million, which were partly offset by an increase in revenue of $32.9 million and a decrease in income taxes of $41.2 million.

Balance sheets as at September 30, 2008 and September 30, 2007

The following table summarizes balance sheet information as at September 30, 2008, compared to September 30, 2007:

(in millions of U.S. dollars)	September 30, 2008	September 30, 2007	Change
	$	$	$	%
Cash, cash equivalents and short-term investments	56.1	309.6	(253.5)	(81.9)
Current assets	177.0	402.1	(225.1)	(56.0)
Total assets	944.8	832.6	112.2	13.5
Current liabilities	99.3	104.7	(5.4)	(5.2)
Long-term debt	611.2	0.1	611.1	-
Total liabilities	779.1	142.4	636.7	447.1
Shareholders’ equity	165.7	690.2	(524.5)	(76.0)
Working capital	77.7	297.4	(219.7)	(73.9)

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

Selected Quarterly Financial Data

The following tables present selected quarterly financial data for the fiscal years ended September 30, 2009 and 2008 and should be read in conjunction with our historical audited consolidated financial statements and related notes contained elsewhere in this Annual Report. Our operating results for any quarter are not necessarily indicative of results for any future quarter or for a full year.

Financial information for the quarter ended March 31, 2008 is presented as the mathematical combination of the relevant financial information of the Predecessor (from January 1, 2008 to February 25, 2008) and the Successor (from February 26, 2008 to March 31, 2008) for such period. This mathematical combination is presented because we believe it assists in a reader’s analysis of our results in the second quarter of year 2009 as compared to our results in the second quarter of year 2008. However, this approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the February 2008 Transactions and the lack of substantial debt outstanding of the Predecessor as compared to the Successor. In addition, the “combined” financial information has not been prepared as pro forma information and does not reflect all of the adjustments that would be required if the results for the period were reflected on a pro forma basis. Furthermore, this financial information may not reflect the actual financial results we would have achieved absent the February 2008 Transactions and may not be predictive of future financial results.

	For the quarters ended
(in millions of U.S. dollars)	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	$	$	$	$
Net product sales	84.2	100.9	120.6	104.1
Other revenue	1.9	5.2	-	-
Total revenue	86.1	106.1	120.6	104.1
Cost of goods sold (a)	26.0	22.1	29.4	25.5
Selling and administration expenses (a)	30.5	28.6	31.8	32.0
Management fees	0.5	4.7	-	0.2
Research and development expenses (a)	9.2	10.7	9.1	7.0
Depreciation and amortization	16.5	14.8	14.5	14.5
Partial write-down of intangible assets	-	55.7	-	-
	82.7	136.6	84.8	79.2
Operating income (loss)	3.4	(30.5)	35.8	24.9
Financial expenses	16.8	16.7	17.0	19.3
Interest income	(0.1)	-	(0.1)	(0.2)
Other income	-	(3.5)	-	-
Loss (gain) on foreign currency	0.8	(0.8)	(0.4)	0.1
	17.5	12.4	16.5	19.2
Income (loss) before income taxes	(14.1)	(42.9)	19.3	5.7
Income taxes expense (benefit)	(5.4)	(21.5)	2.2	0.6
Net income (loss)	(8.7)	(21.4)	17.1	5.1
EBITDA (b)	19.1	(11.4)	50.7	39.3
Adjusted EBITDA (b)	21.2	55.6	54.1	41.9

	For the quarters ended
(in millions of U.S. dollars)	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	Successor	Successor	Non-U.S.GAAP Combined Predecessor/ Successor	Predecessor
	$	$	$	$
Net product sales	96.5	96.5	95.9	92.9
Other revenue	-	-	-	-
Total revenue	96.5	96.5	95.9	92.9
Cost of goods sold (a)	23.9	38.1	31.5	22.4
Selling and administration expenses (a)	34.5	38.0	59.3	32.6
Management fees	0.1	-	-	-
Research and development expenses (a)	9.0	6.3	7.3	5.5
Acquired in-process research	-	-	272.4	-
Depreciation and amortization	14.0	16.5	8.8	5.9
	81.5	98.9	379.3	66.4
Operating income (loss)	15.0	(2.4)	(283.4)	26.5
Financial expenses	17.4	16.9	7.3	0.2
Interest income	(0.4)	(0.3)	(1.9)	(3.6)
Gain on foreign currency	(1.3)	(0.1)	(0.6)	-
	15.7	16.5	4.8	(3.4)
Income (loss) before income taxes	(0.7)	(18.9)	(288.2)	29.9
Income taxes expense (benefit)	(3.9)	(10.3)	0.9	7.6
Net income (loss)	3.2	(8.6)	(289.1)	22.3
EBITDA (b)	30.4	14.1	(274.0)	32.4
Adjusted EBITDA (b)	35.3	38.3	44.8	36.2

(a)	Exclusive of depreciation and amortization

(b)	A reconciliation of net income to EBITDA (a-non U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a-non U.S. GAAP measure) for each of the quarters ended in 2009 and 2008 is as follows:

	For the quarters ended
(in millions of U.S. dollars)	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	$	$	$	$
Net income (loss)	(8.7)	(21.4)	17.1	5.1
Financial expenses	16.8	16.7	17.0	19.3
Interest income	(0.1)	-	(0.1)	(0.2)
Income taxes expense (benefit)	(5.4)	(21.5)	2.2	0.6
Depreciation and amortization	16.5	14.8	14.5	14.5
EBITDA (g)	19.1	(11.4)	50.7	39.3
Transaction, integration and refinancing costs (a)	0.9	5.0	0.8	1.1
Management fees (b)	0.5	4.7	-	0.2
Stock-based compensation expense (c)	0.7	1.6	2.6	1.3
Partial write-down of intangible assets (d)	-	55.7	-	-
Adjusted EBITDA (g)	21.2	55.6	54.1	41.9

	For the quarters ended
(in millions of U.S. dollars)	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	Successor	Successor	Non-U.S.GAAP Combined Predecessor/ Successor	Predecessor
	$	$	$	$
Net income (loss)	3.2	(8.6)	(289.1)	22.3
Financial expenses	17.4	16.9	7.3	0.2
Interest income	(0.4)	(0.3)	(1.9)	(3.6)
Income taxes expense (benefit)	(3.8)	(10.4)	0.9	7.6
Depreciation and amortization	14.0	16.5	8.8	5.9
EBITDA (g)	30.4	14.1	(274.0)	32.4
Transaction, integration and refinancing costs (a)	3.1	3.5	29.8	2.8
Stock-based compensation expense (c)	1.8	5.6	9.0	1.0
Acquired in-process research (e)	-	-	272.4	-
Inventories stepped-up value expensed (f)	-	15.1	7.6	-
Adjusted EBITDA (g)	35.3	38.3	44.8	36.2

a)
Represents investment banking and other professional fees associated with the February 2008 Transactions, as well as integration and refinancing costs. It also includes costs related to non recurring transactions and payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)
Represents management fees and other charges associated with the Management Services Agreement with TPG further described in the “Related party transactions section” below. As of September 30, 2009 the amount of those charges incurred since the date of the February 2008 Transactions was allocated among the subsidiaries of Axcan Holdings Inc., our indirect parent company, on the basis of revenue.

c)	Represents stock-based employee compensation expense under the provisions of FASB guidance.

d)	As explained in note 10 of the Consolidated Financial Statements.

e)	Represents the acquired in-process research, arising from the February 2008 Transactions, expensed in the period of acquisition.

f)	Represents inventories stepped-up value, arising from the February 2008 Transactions, expensed as acquired inventory is sold.

g)
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

Liquidity and Capital Resources

Cash Requirements

We maintain a sufficient level of working capital, which was approximately $112.1 at September 30, 2009 and $77.7 at September 30, 2008. In 2010 and future periods, we expect cash generated by operations together with existing cash, and cash equivalents to be sufficient to cover cash needs for working capital, capital expenditures, milestone payments and debt services. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.

 Contractual Obligations and Other Commitments

The following table summarizes our significant contractual obligations as at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes the payment of amounts already recorded on the balance sheet as current liabilities at September 30, 2009, and certain other purchase obligations as discussed below:

	For the years ending September 30,
(in millions of U.S. dollars)	2010	2011	2012	2013	2014 and thereafter
	$	$	$	$	$
Long-term debt	30.7	15.3	19.7	61.3	495.7
Operating leases	2.6	1.7	1.2	1.1	0.6
Other commitments	5.6	2.4	0.1	-	-
Interest on long-term debt	57.8	56.6	55.9	54.7	102.7
	96.7	76.0	76.9	117.1	599.0

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

As more fully described in Note 7 to the Consolidated Financial Statements, effective October 1, 2007, we adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. As at September 30, 2009, we had unrecognized tax benefits of $10,409,000 ($10,446,000 as at September 30, 2008) of which $9,293,000 would be treated as a reduction of Goodwill and $1,116,000 would favorably impact the Company’s effective tax rate if subsequently recognized.  Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we can not make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.

Long-term debt and credit facility

On February 25, 2008, we obtained various types of financing in connection with the Arrangement. We issued $228.0 million aggregate principal amount of secured notes. The secured notes were priced at $0.98737 with a yield to March 1, 2015, of 10%. The secured notes rank pari passu with our credit facility.

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

Year	%
2011	106.938
2012	104.625
2013	102.313
2014 and thereafter	100.000

Prior to March 1, 2011, we may also redeem up to 35% of the aggregate principal amount of the secured notes using the proceeds of one or more equity offerings at a redemption price equal to 109.250% of the aggregate principal amount of the secured notes plus accrued and unpaid interest. If there is a change of control as specified in the indenture governing the senior notes, we must offer to repurchase the secured notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

We also obtained a Credit Facility for a total of $290.0 million composed of term loans totalling $175.0 million and a revolving credit facility of $115.0 million (“Credit Facility”). The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at our option, plus the applicable rate based on our consolidated total leverage ratio and certain of our subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with quarterly payments on the term. As at September 30, 2009, $175.0 million of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as further disclosed in our Consolidated Financial Statements. The Credit Facility requires us to meet certain financial covenants, which were met as at September 30, 2009. The credit agreement governing the Credit Facility requires us to prepay outstanding term loans contingent upon the occurrence of these events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the  year ending September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestments rights and certain other exceptions. Based on these requirements, for the fiscal year 2009, we are required to make an offer to prepay $17.6 million of outstanding term loans in the first quarter of fiscal year 2010. For fiscal year 2008, we were not required to prepay any outstanding term loans.

On February 25, 2008, as part of the Arrangement financing, we also obtained $235.0 million in financing under our senior unsecured bridge facility maturing on February 25, 2009. On May 6, 2008, our senior unsecured bridge facility was refinanced on a long-term basis, by repaying the bridge facility with the proceeds from our sale of $235.0 million aggregate principal amount of the senior unsecured notes. The senior notes were priced at $0.9884 with a yield to March 1, 2016 of 13.16%.  The senior unsecured notes are subordinate to the new senior secured credit facility and secured notes.

We may redeem some or all of the senior notes prior to March 1, 2012 at a redemption price equal to 100% of the principal amount of the senior unsecured notes redeemed plus a “make-whole” premium and accrued and unpaid interest. On or after March 1, 2012, we may redeem some or all of the senior unsecured notes at the redemption prices (expressed as percentages of principal amount of the senior unsecured notes to be redeemed) set forth below:

Year	%
2012	106.375
2013	103.188
2014 and thereafter	100.000

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

Certain of our subsidiaries have been designated as guarantors with respect to the credit facility, the secured notes and the senior unsecured notes. Our obligations under, and each of the guarantors’ obligations under its guarantee of, the credit facility and the secured notes are secured by a first priority security interest in our assets and of such guarantor subsidiaries, respectively.

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

Related party transactions

As at September 30, 2009 and September 30, 2008, we had a note receivable from our parent company amounting to $133.2 million. During the fiscal year ended September 30, 2009, we have earned interest income amounting to $7.8 million net of taxes amounting to $4.2 million ($4.7 million net of taxes amounting to $2.5 million during the seven-month period ended September 30, 2008) and related interest receivable from our parent company amounting to $15.1 million as at September 30, 2009 ($3.0 million as at September 30, 2008) which have been recorded in the shareholder’s equity section of the consolidated balance sheet. As at September 30, 2009, we also recorded an account receivable from our parent company amounting to $0.3 million ($1.0 million as at September 30, 2008).

During the fiscal year ended September 30, 2009, we recorded fees from a controlling shareholding company amounting to $5.4 million, accounted for as management fees (we recorded fees from a controlling shareholding company amounting to $13.0 million of which $4.8 million was accounted for as debt issue expenses, $6.1 million as transaction costs and $2.1 million was expensed and included in selling and administrative expenses during the seven-month period ended September 30, 2008). As at September 30, 2009, we accrued fees payable to a shareholding company amounting to $0.4 million.

During the fiscal year ended September 30, 2009, we paid a dividend to our parent company amounting to $0.5 million.

For the five-month period ended February 25, 2008, we incurred professional fees with entities, in which directors of the company were partner or shareholder totalling $0.1 million ($0.3 million for the fiscal year ended September 30, 2007). These transactions were concluded in the normal course of operation, at the amount agreed to by related parties.

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

Cash flows

Our cash flows from operating, investing and financing activities for the fiscal years ended September 30, 2009, 2008 and 2007, as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the fiscal years ended September 30,
	2009	2008	2007
	Successor	Combined Predecessor/ Successor	Predecessor
	$	$	$
Cash provided by operating activities	92.4	25.7	136.1
Cash used by investing activities	(10.6)	(834.9)	(19.4)
Cash provided (used) by financing activities	(11.6)	1,034.8	6.6

Cash flows provided by operating activities increased $66.7 million from $25.7 million for the fiscal year ended September 30, 2008 to $92.4 million for the fiscal year ended September 30, 2009. The increase in cash provided by operating activities is due to the combined effect of net income affected by sales volume and price increases in 2009, the transaction costs related to the Acquisition in the fiscal year ended September 2008 and a positive change in working capital items compared to fiscal year ended September 30, 2008.

Cash flows used by investing activities decreased by $824.3 million from $834.9 million of cash used in the fiscal year ended September 30, 2008, to $10.6 million of cash used in the fiscal year ended September 30, 2009. Cash flows used by investing activities decreased mainly due to the net cash used to fund the Acquisition in the fiscal year ended September 30, 2008.

Cash flows provided by financing activities decreased $1,046.4 million from $1,034.8 million of cash provided in the fiscal year ended September 30, 2008 to $11.6 million of cash used in the fiscal year ended September 30, 2009. Cash flows provided by financing activities were significantly higher in the prior period, mainly due to the issue of common shares for cash consideration of $475.2 million and the proceeds from the issuance of long-term debt for an amount of $634.1 million to fund the Acquisition less the debt issue expenses amounting to $37.2 million and the costs due to the cancellation of stock-based compensation plans of $30.4 million as a result of the Transactions.

Fiscal year ended September 30, 2008 compared to fiscal year ended September 30, 2007

Cash flows from operating activities decreased $110.4 million from $136.1 million of cash provided for the fiscal year 2007, to $25.7 million for year 2008. The cash provided by operating activities decreased mainly because of a decrease of $48.6 million in net income, without taking into account the acquired in-process research amounting to $272.4 million and the inventories stepped-up value expensed amounting to $22.7 million for the fiscal year ended September 30, 2008, and a net use of cash from the changes in working capital items of $36.6 million compared to positive changes of $42.2 million for the fiscal year ended September 30, 2007. The $36.6 million change in working capital for the fiscal year ended September 30, 2008 is largely explained by an increase of inventory as well as refunds received on tax installment payments as a result of the Transactions. Cash flows used by investing activities for the fiscal year ended September 30, 2008, were $834.9 million, mainly due to the net cash used to fund the Transactions of $958.5 million less the cash from disposal of short-term investments of $130.0 million. Cash flows provided by financing activities for the fiscal year ended September 30, 2008 were $1,034.8 million, mainly due to the issuance of common shares for cash consideration of $475.2 million and the proceeds from the issuance of long-term debt of $634.1 million to fund the Transactions, less debt issuance expenses of $37.2 million and the costs due to the cancellation of stock-based compensation plans as a result of $30.4 million as a result of the Transactions.

Significant Accounting Policies

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

The following table summarizes the activity in the accounts related to revenue reductions:

(in millions of U.S. dollars)	Product returns	Contract rebates	Charge- backs	DSA fees	Discounts and other	Total
	$	$	$	$	$	$
Balance as at September 30, 2008	15.8	8.8	6.6	1.6	0.6	33.4
Provisions	10.7	36.5	33.7	3.6	8.8	93.3
Settlements	(9.3)	(35.5)	(31.3)	(4.2)	(8.7)	(89.0)
Balance as at September 30, 2009	17.2	9.8	9.0	1.0	0.7	37.7

Product returns

We do not provide any form of price protection to our wholesale customers and we generally permit product returns only if the product is returned in the 6 months prior to and 12 months following its expiration date. Under our policy, credit for returns is issued to the original purchaser at current wholesale acquisition cost less 10%.

We estimate the proportion of recorded revenue that will result in a return by considering relevant factors, including:

•	past product returns activity;
•	the duration of time taken for products to be returned;
•	the estimated level of inventory in the distribution channels;
•	product recalls and discontinuances;
•	the shelf life of products;
•	the launch of new drugs or new formulations; and
•	the loss of patent protection or new competition.

Our estimate of the level of inventory in the distribution channels is based on inventory data provided by wholesalers, third-party prescription data and, for some product return provisions, estimated retail pharmacy information.

Returns for new products are more difficult to estimate than for established products. For shipments made to support the commercial launch of a new product under standard terms, our estimate of sales return accruals are primarily based on the historical sales returns experience of similar products. Once sufficient historical data on actual returns of the product are available, the returns provision is based on this data and any other relevant factors as noted above.

The accrual estimation process for product returns involves in each case a number of interrelating assumptions, which vary for each combination of product and customer. Accordingly, it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, we do not believe that the effect of uncertainties, as a whole, significantly impacts our financial condition or results of operations.

The accrued liabilities include reserves of $17.2 million and $15.8 million as at September 30, 2009, and September 30, 2008, respectively, for estimated product returns.

Rebates, Chargebacks and other sales deductions

In the United States, we establish and maintain reserves for amounts payable to managed care organizations, state Medicaid and other government programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. We also establish and maintain reserves for amounts payable to wholesale distributors for the difference between their regular sale price and the contract price for the products sold to our contract customers.

The amounts are recognized as revenue reductions at the time of sale based on our best estimate of the product’s utilization by these managed care and state Medicaid patients and sales to our contract customers, using historical experience, the timing of payments, the level of reimbursement claims, changes in prices (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns, and the levels of inventory in the distribution channel.

Amounts payable to managed care organizations and state Medicaid programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product. As it can take up to six months for information to reach the Company on actual usage of the Company’s products in managed care and Medicaid programs and on the total discounts to be reimbursed, the Company maintains reserves for amounts payable under these programs relating to sold products. We estimate the level of inventory in the distribution channels based on inventory data provided by wholesalers and third-party prescription data.

Revisions or clarification of guidelines related to state Medicaid and other government program reimbursement practices which are meant to apply to prior periods, or retrospectively, can result in changes to management’s estimates of the rebates reported in prior periods. However, since the prices of the Company’s products are fixed at the time of sale and the quantum of rebates is therefore reasonably determinable at the outset of each transaction, these factors would not impact the recording of revenues in accordance with generally accepted accounting principles.

The accrual estimation process for managed care organizations, state Medicaid and other government programs rebates involves in each case a number of interrelating assumptions, which vary for each combination of products and programs. Accordingly, it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, we do not believe that the effect of uncertainties, as a whole, significantly impacts the Company’s financial condition or results of operations.

Accrued liabilities include reserves of $9.8 million and $9.0 million as at September 30, 2009, and $8.8 million and $6.6 million as at September 30, 2008, respectively, for estimated contract rebates and chargebacks.

If the levels of chargebacks, fees pursuant to DSAs, managed care, Medicaid and other government rebates, product returns and discounts fluctuate significantly and/or if our estimates do not adequately reserve for these reductions of net product revenues, our reported revenue could be negatively affected.

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

Upon the Arrangement, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. As a result, these values were increased and we carry $528.4 million as net intangible assets and $165.0 million of Goodwill on our consolidated balance sheet as at September 30, 2008. The estimated annual amortization expense for intangible assets with a finite life, which have a remaining weighted average amortization period of approximately 12 years, for the next five years, is approximately $50.6 million for the first, $46.5 million for the second, $42.5 million for the third,$34.3 million for the fourth and $28.5 million for the fifth.

The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2008 to September 30, 2009:

	Intangible assets	Goodwill
	$	$
Balance as at September 30, 2008	528.4	165.0
Depreciation and amortization	(53.9)	-
Partial write-down of intangible assets	(55.7)	-
Foreign exchange translation adjustment	2.5	0.8
Balance as at September 30, 2009	421.3	165.8

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

Changes in Accounting Standards

In October 2009, the FASB amended the existing guidance on revenue recognition related to accounting for multiple-element arrangements. This amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In August 2009, the FASB amended the existing guidance on fair value measurements and disclosures to provide clarification in measuring the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets; and/or 2) a valuation technique that is consistent with the principles of fair value measurements (e.g. an income approach or market approach). This guidance is effective for reporting periods including interim periods beginning after August 28, 2009. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2009, the FASB amended the existing authoritative guidance on consolidation regarding variable interest entities for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Per the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years beginning after November 15, 2009 with early adoption prohibited. We are currently evaluating the impact of the adoption of the revised guidance on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB amended the authoritative guidance on financial instruments to require disclosures about fair value of financial instruments in interim as well as in annual financial statements of publicly traded companies. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements since we have disclosures about fair value of financial instruments in our interim financial statements prior to the issuance of this guidance.

In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Guidance on identifying circumstances that indicate a transaction is not orderly was also issued and required additional disclosures. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB amended the guidance for investments in debt and equity securities on determining whether an impairment for investments in debt securities is other than temporary and requires additional interim and annual disclosure of other-than-temporary impairments in debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security prior to recovery and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income.  The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB amended the guidance on business combinations previously revised in December 2007 to require that an acquirer recognize assets acquired and liabilities assumed in a business combination that arise from contingencies, at fair value at the acquisition date,  if fair value can be determined during the measurement period.  If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply guidance on accounting for contingencies to determine whether the contingency should be recognized at the acquisition date or after it. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. We will apply this guidance for future acquisitions.

In November 2008, the FASB issued guidance that clarifies the accounting for defensive intangible assets acquired in a business combination or an asset acquisition subsequent to their acquisition except for intangible assets that are used in research and development activities. A defensive intangible asset is defined as a separately identifiable intangible asset which an acquirer does not intend to actively use but intends to hold to prevent his competitors from obtaining access to them. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting and assign a useful life in accordance with the guidance on the determination of useful life of intangible assets. Defensive intangible assets must be recognized at fair value in accordance with the revised guidance on business combinations. This guidance is effective for intangible assets acquired on after fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset determined per the guidance on intangible assets and the period of expected cash flows used to measure the fair value of the asset determined per the amended guidance for business combinations and other authoritative guidance. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2008, the FASB amended the guidance on disclosure requirements related to derivative instruments and hedging activities. The new guidance requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Pursuant to the new guidance, enhanced disclosures are required about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements (see Note 18 to our consolidated financial statements).

In December 2007, the FASB revised the authoritative guidance for business combinations. The new guidance expands the definition of a business combination and requires the acquisition method of accounting to be used for all business combinations and an acquirer to be identified for each business combination. Pursuant to the new guidance, all assets, liabilities, contingent considerations and contingencies of an acquired business are required to be recorded at fair value at the acquisition date. In addition, the guidance establishes requirements in the recognition of acquisition cost, restructuring costs and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties. This guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 08. Earlier adoption is prohibited. We will apply this guidance for future acquisitions.

In December 2007, the FASB issued guidance related to collaborative arrangements. The guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and shall be retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In December 2007, the FASB amended the guidance on consolidation to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the new guidance requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains our controlling financial interest. In addition, the guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and our non-controlling interest. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements, because the Company has wholly-owned subsidiaries.

In June 2007, the FASB issued guidance on research and development arrangements related to accounting for non-refundable advance payments. Pursuant to this guidance, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This guidance is to be applied prospectively for new contracts entered into on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued guidance on financial instruments which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of this guidance is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under this guidance, entities that elect the fair value option at the effective date (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. This guidance establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on our earnings, but does not eliminate disclosure requirements of other authoritative guidance. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This guidance is effective for fiscal years beginning after November 15, 2007. The Company chose not to elect the fair value option for our financial assets and liabilities upon adoption. Therefore, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is effective for fair-value measurements already required or permitted by other guidance for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB issued guidance, that deferred the effective date of the guidance for fair value measurement for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued guidance which clarifies the application of the guidance on fair value measurements in determining the fair value of a financial asset when the market for that asset is not active. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of the guidance on fair value measurements for financial assets and liabilities carried at fair value did not have a material impact on the Company’s consolidated financial statements (see Note 19).

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

Effective March 3, 2008, we entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115.0 million of variable-rate debt under the $175.0 million secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, our two interest rate swaps were designated as effective hedges of cash flows. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates and a realignment of our LIBOR rate election on our debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting. On December 1, 2008, we redesignated our $50.0 million notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. Our $65.0 million notional interest rate swap matured in February 2009. Effective March 2009, we entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52.0 million amortizing to $13.0 million through February 2010. As of September 30, 2009, we had two interest rate swaps with a combined $102.0 million notional that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps was 1.91%.

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet, with changes in the fair value of the derivatives recognized in either net income (loss) or other comprehensive income (loss), depending on the timing and designated purpose of the derivative. When we pay interest on the portion of the debt designated as hedged, the gain or loss on the swap designated as hedging the interest payment will be reclassified from accumulated other comprehensive income to interest expense. These derivative instruments are designated as cash flow hedges with the related gains or losses recorded in other comprehensive income, with an offsetting amount included in other long-term liabilities. The fair value of the interest rate swap at September 30, 2009, was a liability of $0.6 million (an asset of $0.5 million as at September 30, 2008). As at September 30, 2009, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $0.9 million (less income tax of $0.3 million) and $0.5 million (less income taxes of $0.2 million) as of September 30, 2008. We expect that no significant amount over the next twelve month presently classified in Accumulated Other Comprehensive Income will be reclassified as an increase to interest expense.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AXCAN INTERMEDIATE HOLDINGS INC. (Successor)
and
AXCAN PHARMA INC. (Predecessor)

INDEX

Reports of Independent Registered Public Accounting Firm	78
Consolidated Balance Sheets as of September 30, 2009 and 2008 (Successor)	80
Consolidated Operations for the twelve-month period ended September 30, 2009 and for the period from February 26, 2008 to September 30, 2008 (Successor), the period from October 1, 2007 to February 25, 2008 and the twelve-month period ended September 30, 2007 (Predecessor)	81
Consolidated Shareholders’ Equity And Comprehensive Income for the twelve-month period ended September 30, 2009 and for the period from February 26, 2008 to September 30, 2008 (Successor), the period from October 1, 2007 to February 25, 2008 and the twelve-month period ended September 30, 2007 (Predecessor)	82
Consolidated Cash Flows for the twelve-month period ended September 30, 2009 and for the period from February 26, 2008 to September 30, 2008 (Successor), the period from October 1, 2007 to February 25, 2008 and the twelve-month period ended September 30, 2007 (Predecessor)	83
Notes To Consolidated Financial Statements	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF AXCAN INTERMEDIATE HOLDINGS INC.

We have audited the consolidated balance sheets of Axcan Intermediate Holdings Inc. and subsidiaries as of September 30, 2009 and 2008 and the consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year ended September 30, 2009 and the period from February 26, 2008 to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axcan Intermediate Holdings Inc. and subsidiaries as of September 30, 2009 and 2008 and the results of their operations and their cash flows for the year ended September 30, 2009 and the period from February 26, 2008 to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Raymond Chabot Grant Thornton LLP 1

Chartered Accountants

Montreal, Quebec, Canada

December 1, 2009

1 Chartered Accountant Auditor permit No. 10019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF AXCAN PHARMA INC.

We have audited the consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows of Axcan Pharma Inc. and subsidiaries for the period from October 1, 2007 to February 25, 2008 and for the year ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Axcan Pharma Inc. and subsidiaries for the period from October 1, 2007 to February 25, 2008 and for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Axcan Pharma Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsorship Organisations of the Treadway Commission (COSO), and our report dated November 29, 2007 (not included herein) expressed an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting.

/s/ Raymond Chabot Grant Thornton LLP

Chartered Accountants

Montreal, Quebec, Canada

December 9, 2008

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)

	Successor September 30, 2009	Successor September 30, 2008
Assets	$	$
Current assets
Cash and cash equivalents	126,435	56,105
Accounts receivable, net (Note 5)	57,124	42,513
Accounts receivable from the parent company (Note 20)	306	987
Income taxes receivable	3,391	17,743
Inventories, net (Note 6)	44,706	37,671
Prepaid expenses and deposits	2,868	3,347
Deferred income taxes (Note 7)	15,852	18,614
Total current assets	250,682	176,980
Property, plant and equipment, net (Note 8)	39,344	34,675
Intangible assets, net (Note 9)	421,290	528,376
Goodwill	165,823	165,014
Other long-term assets	-	449
Deferred debt issue expenses, net of accumulated amortization of $9,168 ($4,201 as at September 30, 2008)	25,411	30,378
Deferred income taxes (Note 7)	12,052	8,940
Total assets	914,602	944,812
Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 11)	87,684	78,667
Income taxes payable	2,493	7,653
Installments on long-term debt (Note 12)	30,708	10,938
Deferred income taxes (Note 7)	137	2,042
Total current liabilities	121,022	99,300
Long-term debt (Note 12)	582,586	611,246
Other long-term liabilities	9,448	1,242
Deferred income taxes (Note 7)	37,782	67,354
Total liabilities	750,838	779,142
Commitments and contingencies (Note 21)
Shareholders’ Equity
Capital Stock (Note 13)
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as at September 30, 2009 and September 30, 2008	1	1
Deficit	(297,658)	(289,264)
9.05% Note receivable from the parent company (Note 20)	(133,154)	(133,154)
Additional paid-in capital	619,053	617,255
Accumulated other comprehensive loss	(24,478)	(29,168)
Total shareholders’ equity	163,764	165,670
Total liabilities and shareholders’ equity	914,602	944,812

The accompanying notes are an integral part of the consolidated financial statements.

On behalf of the Board,

Director                                                                                  Director

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Operations

(in thousands of U.S. dollars)

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
	$	$	$	$
Net product sales	409,826	223,179	158,579	348,947
Other revenue	7,113	-	-	-
Total revenue	416,939	223,179	158,579	348,947
Cost of goods sold (a) (Note 4)	103,023	77,227	38,739	83,683
Selling and administrative expenses (a)(Note 14)	122,942	88,246	76,198	101,273
Management fees (Note 20)	5,351	99	-	-
Research and development expenses (a)	36,037	17,768	10,256	28,655
Acquired in-process research (Note 4)	-	272,400	-	10,000
Depreciation and amortization	60,305	35,579	9,595	22,494
Partial write-down of intangible assets (Note 10)	55,665	-	-	-
Total operating expenses	383,323	491,319	134,788	246,105
Operating income (loss)	33,616	(268,140)	23,791	102,842
Financial expenses (Note 14)	69,809	41,513	262	4,825
Interest income	(389)	(808)	(5,440)	(11,367)
Other income (Note 21)	(3,500)	-	-	-
Loss (gain) on foreign currencies	(328)	(1,841)	(198)	2,352
Total other expenses (income)	65,592	38,864	(5,376)	(4,190)
Income (loss) before income taxes	(31,976)	(307,004)	29,167	107,032
Income taxes expense (benefit) (Note 7)	(24,082)	(17,740)	12,042	35,567
Net income (loss)	(7,894)	(289,264)	17,125	71,465

(a) Excluding depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Shareholders’ Equity and Comprehensive Income

(in thousands of U.S. dollars, except share related data)

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
Common shares (number)
Balance, beginning of period	100	-	55,359,652	45,800,581
Shares issued for cash	-	100	-	-
Shares issued on conversion of subordinated notes	-	-	-	8,924,080
Shares issued pursuant to stock incentive plans for cash	-	-	17,299	634,991
Balance, end of period	100	100	55,376,951	55,359,652
	$	$	$	$
Common shares
Balance, beginning of period	1	-	395,888	262,786
Shares issued for cash	-	1	-	-
Shares issued on conversion of subordinated notes	-	-	-	125,000
Stock-based compensation on exercised options	-	-	41	845
Shares issued pursuant to stock incentive plans for cash	-	-	224	7,257
Balance, end of period	1	1	396,153	395,888
Retained earnings (deficit)
Balance, beginning of period	(289,264)	-	249,371	177,906
Stock-based compensation cancellation	-	-	(8,821)	-
Dividends paid	(500)	-	-	-
Net income (loss)	(7,894)	(289,264)	17,125	71,465
Balance, end of period	(297,658)	(289,264)	257,675	249,371
Additional paid-in capital
Balance, beginning of period	617,255	-	9,089	4,967
Shares issued for cash	-	608,154	-	-
Stock-based compensation expense	6,172	7,443	7,474	4,548
Stock-based compensation on exercised options	-	-	(41)	(845)
Stock-based compensation settlement	(157)	-	(16,395)	-
Income tax deductions on stock options exercise	-	-	(127)	419
Provision on interest receivable from the parent company	(12,050)	(3,028)	-	-
Interest income from the parent company, net of taxes of ($4,217 and $2,524)	7,833	4,686	-	-
Balance, end of period	619,053	617,255	-	9,089
9.05% Note receivable from the parent company
Balance, beginning of period	(133,154)	-	-	-
Issue of notes	-	(133,154)	-	-
Balance, end of period	(133,154)	(133,154)	-	-
Accumulated other comprehensive income (loss)
Balance, beginning of period	(29,168)	-	35,849	21,765
Hedging contracts fair value adjustments, net of taxes of [$155 and ($159) in 2008]	(288)	295	-	-
Foreign currencies translation adjustments	4,978	(29,463)	5,724	14,084
Balance, end of period	(24,478)	(29,168)	41,573	35,849
Total shareholders’ equity	163,764	165,670	695,401	690,197
Comprehensive income (loss)
Other comprehensive income (loss)	4,690	(29,168)	5,724	14,084
Net income (loss)	(7,894)	(289,264)	17,125	71,465
Total comprehensive income (loss)	(3,204)	(318,432)	22,849	85,549
Accumulated other comprehensive income (loss)
Amounts related to foreign currencies translation adjustments	(24,485)	(29,463)	41,573	35,849
Amounts related to hedging contracts fair value adjustments	7	295	-	-
Accumulated other comprehensive income (loss)	(24,478)	(29,168)	41,573	35,849
The accompanying notes are an integral part of the consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Cash Flows

(in thousands of U.S. dollars)

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
	$	$	$	$
Cash flows from operating activities
Net income (loss)	(7,894)	(289,264)	17,125	71,465
Adjustments to reconcile net income to cash flows from operating activities
Non-cash financial expenses	7,028	5,352	-	1,475
Inventories stepped-up value expensed	-	22,714	-	-
Depreciation and amortization	60,305	35,579	9,595	22,494
Acquired in-process research	-	272,400	-	-
Stock-based compensation expenses	6,172	7,443	7,474	4,548
Partial write-down of intangible assets	55,665	-	-	-
Non cash loss on disposal and write-down of assets	196	-	-	3,875
Foreign currencies fluctuations	2,110	(3,302)	(67)	1,763
Change in fair value of derivatives	734	5	-	-
Deferred income taxes	(35,573)	(25,367)	432	(11,696)
Changes in working capital items (Note 15)	3639	(73,072)	38,686	42,178
Net cash provided by (used in) operating activities	92,382	(47,512)	73,245	136,102
Cash flows from investing activities
Acquisition of short-term investments	-	-	-	(148,929)
Disposal of short-term investments	-	-	129,958	136,122
Acquisition of property, plant and equipment	(10,590)	(3,061)	(3,314)	(6,789)
Disposal of property, plant and equipment	-	-	-	219
Acquisition of intangible assets	(10)	(32)	(14)	(38)
Net cash used for the Acquisition (Note 4)	-	(958,463)	-	-
Net cash provided by (used in) investing activities	(10,600)	(961,556)	126,630	(19,415)
Cash flows from financing activities
Issuance of long-term debt	-	634,120	-	-
Repayment of long-term debt	(10,937)	(10,890)	(221)	(704)
Advances from the parent company	-	4,182	-	-
Deferred debt issue expenses	-	(36,360)	(889)	-
Stock-based compensation plan settlement	(157)	-	(30,357)	-
Issue of shares	-	475,001	224	7,257
Dividends paid	(500)	-	-	-
Net cash provided by (used in) financing activities	(11,594)	1,066,053	(31,243)	6,553
Foreign exchange gain (loss) on cash held in foreign currencies	142	(880)	487	602
Net increase in cash and cash equivalents	70,330	56,105	169,119	123,842
Cash and cash equivalents, beginning of period	56,105	-	179,672	55,830
Cash and cash equivalents, end of period	126,435	56,105	348,791	179,672

The accompanying notes are an integral part of the consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

1.	Governing Statutes, Description of Business and Basis of Presentation

Axcan Intermediate Holdings Inc., a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware and its subsidiaries (together the “Company” or the “Successor”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary on February 25, 2008, of all of the outstanding common shares of Axcan Pharma Inc. (the “February 2008 Transactions”) a company incorporated under the Canada Business Corporation Act (the “Predecessor”). The Company is involved in the research, development, production and distribution of pharmaceutical products mainly in the field of gastroenterology. Prior to the February 2008 Transactions, Axcan Intermediate Holdings Inc. had no independent operations or assets. Accordingly, the financial information is presented separately for the period prior to the completion of the February 2008 Transactions and the period after the completion of the February 2008 Transactions, which relate to the accounting periods preceding and succeeding the completion of the February 2008 Transactions. The financial information presented for the Predecessor is the financial information for Axcan Pharma Inc. and its consolidated subsidiaries and the financial information presented for the Successor is the financial information for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries. The financial information as of September 30, 2009 and for the Successor’s periods is not comparable to the financial information of the Predecessor because of the new basis of accounting resulting from the February 2008 Transactions. The results of operations for the Predecessor periods should not be considered representative of the Company’s future results of operations.

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are presented in U.S. dollars, the reporting currency. Unless otherwise noted, the accounting policies described were applied by both the Predecessor and Successor, for all periods presented. In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operations for the periods shown. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has evaluated all subsequent events through December 1, 2009, the date of issuance of these financial statements.

2.	Significant Accounting Policies

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principle requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements, and also affect the recognized amounts of revenues and expenses during the year. Significant estimates and assumptions made by management include allowances for accounts receivable and inventories, reserves for product returns, rebates, chargebacks and distribution service agreement fees, the classification of intangible assets between finite life and indefinite life, the useful lives of long-lived assets, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, stock-based compensation costs, pending legal settlements, the establishment of provisions for income taxes including the realizability of deferred tax assets and the allocation of the purchase price of acquired assets and businesses. The estimates are made using the historical information and various other relevant factors available to management. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in regulations governing the manner in which the Company sells its products, changes in the health care environment, foreign exchange and managed care consumption patterns.

Principles of consolidation

These financial statements include the accounts of Axcan Intermediate Holdings Inc. and its wholly-owned subsidiaries, the most significant being Axcan Pharma Inc., Axcan Pharma U.S. Inc. (formerly Axcan Scandipharm Inc.) and Axcan Pharma S.A. Significant intercompany balances and transactions have been eliminated on consolidation.

Revenue recognition

Revenue is recognized when the product is shipped to the Company's customers, provided the Company has not retained any significant risks of ownership or future obligations with respect to the product shipped. Provisions for sales discounts and estimates for chargebacks, managed care and Medicaid rebates, products returns and distribution service agreement fees are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves. In certain circumstances, returns of products are allowed under the Company’s policy and provisions are maintained accordingly. These revenue reductions are generally reflected as an addition to accrued liabilities. Amounts received from customers as prepayments for products to be shipped in the future are reported as deferred revenue.

The Company presents on a net basis, taxes collected from customers and remitted to governmental authorities; that is, they are excluded from revenues.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

2.	Significant Accounting Policies (continued)

Cash and cash equivalents:

Cash and cash equivalents consist of U.S. Treasury backed securities, bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid short – term investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

Short-term investments

The Company classifies its short-term investments as available-for-sale. These investments are recorded at their fair value, and unrealized gains or losses, net of tax, are reported in accumulated other comprehensive income in Shareholders’ Equity. As at September 30, 2009, 2008 and 2007 and February 25, 2008, there were no material unrealized gains or losses.

The Company monitors its investments for impairment and other than temporary declines in fair value. A debt security is considered impaired when its fair value is less than its amortized cost basis. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If impairment is considered other than temporary based on conditions (i) or (ii) described above, the entire impairment loss is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. As part of this assessment, the Company evaluates among other factors general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost and specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors.

In addition, the Company reviews its equity securities for other than temporary declines in fair value. The Company evaluates the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the portfolio company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company charges impairment loss to earnings when other than a temporary decline in fair value occurs.

Accounts receivable

The majority of the Company’s accounts receivable is due from companies in the pharmaceutical industry. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to bad debt expense.

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

Research and development

Research and development expenses are charged to operations in the year they are incurred. Acquired in-process research and development having no alternative future use is expensed at the time of acquisition. The costs of intangibles that are purchased from others for a particular research and development project that have no alternative future use are expensed at the time of acquisition.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

2.	Significant Accounting Policies (continued)

Depreciation and amortization

Property, plant and equipment and intangible assets with a finite life are reported at acquisition cost, less accumulated depreciation and amortization are depreciated or amortized over their estimated useful lives according to the straight-line method over the following periods:

Buildings	10 to 25 years
Furniture and equipment	5 to 10 years
Computer equipment	2 to 5 years
Automotive equipment	4 to 5 years
Leasehold and building improvements	5 to 10 years
Trademarks, trademark licenses and manufacturing rights	5 to 20 years

Depreciation or amortization commences when an asset is substantially completed and becomes available for productive commercial use.

Impairment of long lived-assets

The value of goodwill and intangible assets with an indefinite life are subject to an annual impairment test and the intangible assets with a finite life and property, plant and equipment are subject to an impairment test whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The Company compares the carrying value of the unamortized portion of property, plant and equipment and intangible assets with a finite life to estimated future undiscounted cash flows.

The goodwill impairment test is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit may be based on one or more faire value measures including present value technique of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying tangible and intangible assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in earnings.

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

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to examination by various federal, state and local tax authorities. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by the Company and this may require several years to resolve.

Selling and administrative expenses

Selling and administrative expenses include shipping and handling expenses, other than distribution service agreement fees and advertising expenses. Distribution service agreement fees are deducted from revenue. Advertising costs are expensed as incurred.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

2.	Significant Accounting Policies (continued)

Foreign currency translation

The current rate translation method is used for foreign subsidiaries operations that are relatively self-contained and integrated within a particular country. Therefore, all gains and losses arising from the translation of the financial statements of subsidiaries are deferred in a cumulative foreign currency translation adjustments account reported as a component of Accumulated other comprehensive income in Shareholders’ Equity.

For the operations in the United States of America and in Canada for the period after September 30, 2008, monetary assets and liabilities in currency other than U.S. dollars are translated into U.S. dollars, the functional currency of the Company, at the exchange rates in effect at the balance sheet date whereas other assets and liabilities are translated at exchange rates in effect at transaction dates. Revenue and operating expenses in foreign currency are translated at the average rates in effect during the year, except for depreciation and amortization, translated at historical rates. Gains and losses are included in net income for the year.

On October 1, 2008, the Company changed the functional currency of its Canadian business unit from the Canadian dollar to the U.S. dollar.

Deferred debt issue expenses

Financing costs in connection with the issuance of Senior Secured Notes, a credit facility (“Credit Facility”) and a Senior Unsecured Interim Loan on February 25, 2008 have been deferred and are included in deferred debt issue expenses on the consolidated balance sheets. These financing costs are being expensed over the terms of the respective debt using the effective interest method.

Financing costs in connection with the repayment of the Bridge Financing and the issuance of Senior Unsecured Notes on May 6, 2008 have also been deferred and are included in Deferred debt issue expenses on the consolidated balance sheets. These deferred debt issue expenses, along with the remaining unamortized deferred debt issue expenses related to the Senior Unsecured Interim Loan are being expensed over the terms of the Senior Unsecured Notes using the effective interest method.

Derivative instruments and hedging activities

The Company records all derivatives on the balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivatives, whether the consolidated Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company has designated its interest rate swaps as cash flow hedges of interest rate risk. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. Hedge ineffectiveness, if any, is immediately recognized in earnings.

Stock incentive plans

The Company recognizes the fair value of stock-based awards granted pursuant to its stock incentive plans as expense over the requisite service period, which generally equals the vesting period. Under the policy, all stock-based awards are approved by the Board of Directors prior to the grant.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

3.	Recently Issued Accounting Standards

In October 2009, the FASB amended the existing guidance on revenue recognition related to accounting for multiple-element arrangements. This amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In August 2009, the FASB amended the existing guidance on fair value measurements and disclosures to provide clarification in measuring the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets; and/or 2) a valuation technique that is consistent with the principles of fair value measurements (e.g. an income approach or market approach). This guidance is effective for reporting periods including interim periods beginning after August 28, 2009. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB amended the existing authoritative guidance on consolidation regarding variable interest entities for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. According to the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years beginning after November 15, 2009 with early adoption prohibited. The Company is currently evaluating the impact of the adoption of the revised guidance on its consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB amended the authoritative guidance on financial instruments to require disclosures about fair value of financial instruments in interim as well as in annual financial statements of publicly traded companies. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on its consolidated financial statements since the Company has provided disclosures about fair value of financial instruments in its interim financial statements prior to the issuance of this guidance.

In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Guidance on identifying circumstances that indicate a transaction is not orderly was also issued and required additional disclosures. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB amended the guidance for investments in debt and equity securities on determining whether an impairment for investments in debt securities is other than temporary and requires additional interim and annual disclosure of other-than-temporary impairments in debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security prior to recovery and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

3.	Recently Issued Accounting Standards (continued)

In April 2009, the FASB amended the guidance on business combinations previously revised in December 2007 to require that an acquirer recognize assets acquired and liabilities assumed in a business combination that arise from contingencies, at fair value at the acquisition date, if fair value can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply guidance on accounting for contingencies to determine whether the contingency should be recognized at the acquisition date or after it. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. The Company will apply this guidance for future acquisitions.

In November 2008, the FASB issued guidance that clarifies the accounting for defensive intangible assets acquired in a business combination or an asset acquisition subsequent to their acquisition except for intangible assets that are used in research and development activities. A defensive intangible asset is defined as a separately identifiable intangible asset which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting and assign a useful life in accordance with the guidance on the determination of useful life of intangible assets. Defensive intangible assets must be recognized at fair value in accordance with the revised guidance on business combinations. This guidance is effective for intangible assets acquired on or after fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset determined in accordance with the guidance on intangible assets and the period of expected cash flows used to measure the fair value of the asset determined in accordance with the amended guidance for business combinations and other authoritative guidance. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2008, the FASB amended the guidance on disclosure requirements related to derivative instruments and hedging activities. The new guidance requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Pursuant to the new guidance, enhanced disclosures are required about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements (see Note 18).

In December 2007, the FASB revised the authoritative guidance for business combinations. The new guidance expands the definition of a business combination and requires the acquisition method of accounting to be used for all business combinations and an acquirer to be identified for each business combination. Pursuant to the new guidance, all assets, liabilities, contingent considerations and contingencies of an acquired business are required to be recorded at fair value at the acquisition date. In addition, the guidance establishes requirements in the recognition of acquisition cost, restructuring costs and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties. This guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will apply this guidance for future acquisitions.

In December 2007, the FASB issued guidance related to collaborative arrangements. The guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and shall be retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

3.	Recently Issued Accounting Standards (continued)

In December 2007, the FASB amended the guidance on consolidation to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the new guidance requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, the guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements, because the Company has wholly-owned subsidiaries.

In June 2007, the FASB issued guidance on research and development arrangements related to accounting for non-refundable advance payments. Pursuant to this guidance, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This guidance is to be applied prospectively for new contracts entered into on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued guidance on financial instruments which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of this guidance is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under this guidance, entities that elect the fair value option at the effective date (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. This guidance establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other authoritative guidance. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This guidance is effective for fiscal years beginning after November 15, 2007. The Company chose not to elect the fair value option for its financial assets and liabilities upon adoption. Therefore, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is effective for fair-value measurements already required or permitted by other guidance for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB issued guidance, that deferred the effective date of the guidance for fair value measurement for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued guidance which clarifies the application of the guidance on fair value measurements in determining the fair value of a financial asset when the market for that asset is not active. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of the guidance on fair value measurements for financial assets and liabilities carried at fair value did not have a material impact on the Company’s consolidated financial statements (see Note 19).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

4.	Acquisition

On February 25, 2008, the Company, pursuant to a Plan of Arrangement dated November 29, 2007 and through a wholly-owned indirect subsidiary, completed the acquisition of all common shares of Axcan Pharma Inc. at a price of $23.35 per share and entered into various related transactions (the “Acquisition”). The cash consideration of $1,293,000,000 plus the capitalized portion of acquisition costs of approximately $14,100,000 were funded by cash equity contributions from affiliates of TPG Capital L.P. (the “Sponsor”) and certain co-investors of $475,000,000, the proceeds from long-term debt of $634,100,000 and $198,200,000 in cash on hand from Axcan Pharma Inc. The business acquired is a specialty pharmaceutical company concentrating in the field of gastroenterology, with operations in North America and the European Union.

The Company accounted for this acquisition as a business combination and, accordingly, the cost was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. As at September 30, 2008, the Company finalized its allocation of the purchase price. As a result of finalization of the purchase price allocation, the Company recorded adjustments in the fourth quarter of fiscal year 2008 to the preliminary purchase price allocation of $1,087,000 for other current assets, $4,939,000 for property, plant and equipment, $7,073,000 for goodwill, $1,487,000 for deferred income taxes assets and $1,734,000 for deferred income taxes liabilities. None of the goodwill recorded as a result of the Acquisition is expected to be tax deductible. As at September 30, 2008, the final purchase price allocation was as follows:

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

The pro-forma results of operations for the Company, assuming that the transaction occurred on October 1, 2006 and October 1, 2007 and excluding any pro-forma charges for acquired in-process research, inventory stepped-up value adjustments, transaction and integration costs are as follows:

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

4.	Acquisition (continued)

	For the twelve-month period ended September 30,2008	For the twelve-month period ended September 30,2007
	(unaudited)	(unaudited)
	$	$
Revenue	381,758	348,947
Income (loss) before income taxes (a)	259	(22,408)
Net income (loss) (a)	3,964	(12,671)

(a)
The pro-forma financial information for the fiscal year ended September 30, 2008 has not been adjusted for the acquired in-process research of $272,400,000 and inventory stepped-up value adjustments of $22,714,000, which form part of the purchase price allocation, transaction and integration costs of $37,569,000 because they are non-recurring in nature.

The pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of the time, nor is it intended to be a projection of future results.

Product acquisitions

During the fiscal year 2007, the Predecessor entered into an exclusive license and development agreement with Cellerix SL (“Cellerix”) of Spain, for the North American (United States, Canada and Mexico) rights to Cx401, a biological product in development for the treatment of perianal fistulas. Cx401 uses non-embryonic stem-cells to treat perianal fistulas in Crohn’s and non-Crohn’s Disease patients. Under the terms of the agreement, as at September 30, 2007, the Predecessor recorded a $10,000,000 upfront payment payable to Cellerix and will make regulatory milestone payments that could total up to $30,000,000. As this product had not reached technological feasibility, the upfront payment was considered to be acquired in-process research and was expensed in the year ended September 30, 2007, the period of the acquisition.

5.	Accounts receivable

	Successor September 30, 2009	Successor September 30, 2008
	$	$
Trade accounts, net of allowance for doubtful amounts of $117,000 ($122,000 in 2008) (a)	54,094	41,475
Taxes receivable	612	745
Other	2,418	293
	57,124	42,513

The Company believes that there is no unusual exposure associated with the collection of these accounts receivable.

(a)
As at September 30, 2009, the accounts receivable include amounts receivable from three major customers which represent approximately 57% (53% in 2008) of the Company’s total accounts receivable (Note 16)

6.	Inventories

	Successor September 30, 2009	Successor September 30, 2008
	$	$
Raw material and packaging material	8,416	8,177
Work in progress	886	1,867
Finished goods, net of reserve for obsolescence of $4,159,000 ($477,000 in 2008)	35,404	27,627
	44,706	37,671

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

7.	Income Taxes

The deferred income tax assets and liabilities result from differences between the tax value and book value of the following items:

	Successor September 30, 2009	Successor September 30, 2008

Assets	$	$
Inventories	3,519	9,971
Accounts payable and accrued liabilities	12,464	8,598
Intangible assets	-	7,409
Research and development tax credits	2,355	739
Deferred debt issue expenses	1,812	2,304
Unused tax losses	20,983	6,059
Financing expenses	736	-
Stock-based compensation	1,984	1,043
Other	485	423
Liabilities
Accounts receivable	-	(445)
Prepaid expenses and deposits	(786)	(886)
Property, plant and equipment	(1,305)	(1,282)
Intangible assets	(45,312)	(71,327)
Sub Part F income	(3,660)	(3,660)
Undistributed earnings of foreign subsidiaries	(2,097)	-
Other	(457)	(788)
	(9,279)	(41,842)
Valuation allowance relating to financing expenses	(736)	-
Net deferred income tax liabilities	(10,015)	(41,842)

As at September 30, 2009, the Company had tax benefit carryovers of $20,983,000 ($6,059,000 as at September 30, 2008) relating to operating losses and $2,355,000 ($739,000 as at September 30, 2008) relating to tax credits. These tax benefits, in the amounts indicated below, are available until the following fiscal years:

	Operating losses	Tax credits
	$	$
2028	9,894	1,299
2029	1,813	1,056
Indefinitely	9,276

The amounts recognized in the Consolidated Balance Sheets consist of:

	Successor September 30, 2009	Successor September 30, 2008
	$	$
Deferred income tax assets – Current	15,852	18,614
Deferred income tax assets - Non-current	12,052	8,940
Deferred income tax liabilities – Current	(137)	(2,042)
Deferred income tax liabilities - Non-Current	(37,782)	(67,354)
	(10,015)	(41,842)

Current and non-current deferred income tax assets and liabilities within the same jurisdiction are generally offset for presentation in the Consolidated Balance sheets.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

7.	Income Taxes (continued)

Income taxes included in the statement of operations are as follows:

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
	$	$	$	$
Current	11,491	7,627	11,888	47,263
Deferred
Creation and reversal of temporary differences	(35,863)	(25,367)	154	(11,696)
Change in promulgated rates	290	-	-	-
	(35,573)	(25,367)	154	(11,696)
	(24,082)	(17,740)	12,042	35,567
Domestic
Current	7,430	4,057	(4,264)	16,073
Deferred	(37,510)	(10,461)	1,977	(8,394)
	(30,080)	(6,404)	(2,287)	7,679
Foreign
Current	4,061	3,570	16,152	31,190
Deferred	1,937	(14,906)	(1,823)	(3,302)
	5,998	(11,336)	14,329	27,888
	(24,082)	(17,740)	12,042	35,567

The Company’s effective income tax rate differs from the statutory federal income tax rate in the United States of America of 35.00% for the Successor (for the twelve-month period ended September 30, 2009 and the seven-month period ended September 30, 2008) and the combined statutory federal and provincial income tax rate in Canada for the Predecessor (31.83% for the five-month period ended February 25, 2008 and 32.02% for the twelve-month period ended September 2007). This difference arises from the following:

	Successor				Predecessor
	For the twelve-month period ended September 30, 2009		For the seven-month period ended September 30, 2008		For the five-month period ended February 25, 2008		For the twelve-month period ended September 30, 2007
	%	$	%	$	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(11,192)	35.00	(107,451)	31.83	9,284	32.02	34,272
Increase (decrease) in taxes resulting from:
Change in promulgated rates	(0.91)	290	-	-	0.15	42	-	-
Difference with foreign tax rates	8.10	(2,591)	(1.12)	3,428	(5.63)	(1,643)	(2.38)	(2,548)
Tax benefit arising from a financing structure	44.46	(14,218)	2.94	(9,014)	-	-	-	-
Non-deductible items	(9.72)	3,108	(31.81)	97,647	15.91	4,641	4.79	5,131
Non-taxable items	-	-	-	-	(0.06)	(17)	(0.14)	(149)
Investment tax credits	4.24	(1,355)	0.29	(885)	(2.72)	(793)	(2.01)	(2,154)
State taxes	(0.34)	110	1.29	(3,974)	-	-	-	-
Valuation allowance	(2.30)	736	-	-	-	-	-	-
Other	(3.22)	1,030	(0.81)	2,509	1.81	528	0.95	1,015
	75.31	(24,082)	5.78	(17,740)	41.29	12,042	33.23	35,567

As at September 30, 2009, a provision of $2,097,000 was made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries that the Company does not intend to indefinitely reinvest.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

7.	Income Taxes (continued)

Effective October 1, 2007, the Predecessor adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations and a cumulative effect adjustment to the opening balance of retained earnings was not necessary. As at October 1, 2007, the Predecessor had unrecognized tax benefits of $1,245,000 which would be treated as a reduction of Goodwill if subsequently recognized. As at September 30, 2009, the Company had unrecognized tax benefits of $10,409,000 ($10,446,000 as at September 30, 2008) of which $9,293,000 would be treated as a reduction of Goodwill and $1,116,000 would favorably impact the Company’s effective tax rate if subsequently recognized. The following table presents a summary of the changes to unrecognized tax benefits:

	Successor	Successor	Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008
	$	$	$
Balance, beginning of period	10,446	2,015	1,245
Additions based on tax positions related to the current year	31	249	904
Additions for tax positions of prior years	279	8,182	15
Reductions for tax positions of prior years	(347)	-	(149)
Balance, end of period	10,409	10,446	2,015

The Predecessor has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at September 30, 2009, the Successor had accrued $648,868 for interest relating to income tax matters ($427,732 as at September 30, 2008). There were no amounts recorded for penalties as at September 30, 2009 and 2008.

The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions including Canada and France. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is subject to federal and state income tax examination by U.S. tax authorities for fiscal years 2005 through 2009. The Company is subject to Canadian and provincial income tax examination for fiscal years 2005 through 2009. There are numerous other income jurisdictions for which tax returns are not yet settled, none of which is individually significant. The Company is currently being audited by Canada Revenue Agency for fiscal year 2005 to fiscal year 2008.

The Company and its U.S. subsidiaries file as members of a U.S. Federal consolidated Income tax return, of which Axcan Holdings Inc. is the parent.  The consolidated income tax liability is allocated among the members of the group in accordance with a tax allocation agreement. The tax allocation agreement provides that each member of the group is allocated its share of the consolidated tax provision determined generally on a separate income tax return method.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

8.	Property, Plant and Equipment

	Successor
			September 30, 2009
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,276	-	2,276
Buildings	22,739	2,931	19,808
Furniture and equipment	8,321	2,598	5,723
Computer equipment	15,218	4,805	10,413
Leasehold and building improvements	1,181	57	1,124
	49,735	10,391	39,344

	Successor
			September 30, 2008
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,257	-	2,257
Buildings	21,066	1,213	19,853
Furniture and equipment	5,471	936	4,535
Automotive equipment	9	9	-
Computer equipment	9,739	1,716	8,023
Leasehold and building improvements	9	2	7
	38,551	3,876	34,675

Acquisitions of property, plant and equipment amount to $11,023,000 for the twelve-month period ended September 30, 2009 ($3,134,000 for the seven-month period ended September 30, 2008, $2,963,000 for the five-month period ended February 25, 2008 and $7,855,000 for the twelve-month period ended September 30, 2007).

The cost and accumulated depreciation of equipment under capital leases amount to $1,697,000 and $1,173,000 respectively ($1,598,000 and $497,000 in 2008).

9.	Intangible Assets

Successor
			September 30, 2009
	Cost	Accumulated amortization	Net
	$	$	$

Trademarks, trademark licenses and manufacturing rights with finite life	491,411	70,121	421,290

Successor
			September 30, 2008
	Cost	Accumulated amortization	Net
	$	$	$

Trademarks, trademark licenses and manufacturing rights with finite life	559,146	30,770	528,376

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

9.       Intangible Assets (continued)

Acquisitions of intangible assets amount to $10,000 for the twelve-month period ended September 30, 2009 ($28,000 for the seven-month period ended September 30, 2008, $14,000 for the five-month period ended February 25, 2008 and $38,000 for the twelve-month period ended September 30, 2007). As at September 30, 2009, the current intangible assets with a finite life have a weighted average remaining amortization period of approximately 12 years (12 years as at September 30, 2008).

The annual amortization expenses, without taking into account any future acquisitions expected for the years 2010 through 2014, are as follows:

$
2010	50,598
2011	46,539
2012	42,451
2013	34,311
2014	28,497

10.	Partial Write-Down of Intangible Assets

In accordance with the FASB issued guidance on the impairment or disposal of long lived assets, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstance indicate that the carrying value might not be recoverable. As a result of certain factors related to the ongoing marketing of certain of the Company’s products including the approval of a generic formulation of URSO 250 and URSO FORTE, the Company reviewed the carrying amount of the intangible assets specifically related to these products. Based on a discounted cash-flow analysis and market prices, the Company concluded that a $55,665,000 reduction to the carrying value of the related intangible assets totalling $83,709,000 prior to the write-down was required. In addition, the estimated remaining amortizable life of these intangible assets was reduced to periods ranging from 6 months to 14 years.

11.	Accounts Payable and Accrued Liabilities

	Successor	Successor
	September 30, 2009	September 30, 2008
	$	$

Accounts payable	20,781	13,112
Accounts payable to a shareholding company	436	-
Contract rebates, product returns and accrued chargebacks	38,189	33,144
Accrued interest on long-term debt	4,377	4,272
Accrued royalty fees	6,516	6,293
Accrued salaries	5,502	5,570
Accrued bonuses	6,649	7,950
Accrued research and development expenses	308	1,567
Other accrued liabilities	4,926	6,759
	87,684	78,667

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

12.	Long-term Debt

	Successor	Successor
	September 30, 2009	September 30, 2008
	$	$
Senior notes secured by substantially all of the present and future assets of the Company, bearing interest at 9.25% and maturing in March 2015	225,764	225,360

Term loans of $159,688,000 at September 30, 2009, $109,688,000 bearing interest at the one-month British Banker Association LIBOR (0.25% as at September 30, 2009) and $50,000,000 bearing interest at the three-month British Banker Association LIBOR (0.28% as at September 30, 2009), $170,625,000 at September 30, 2008 bearing interest at the three-month British Banker Association LIBOR (3.76% as at September 30, 2008), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2014, subject to interest rate swap agreements as further disclosed in Note 18
	154,779	164,400
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	232,751	232,424
	613,294	622,184
Installments due within one year	30,708	10,938
	582,586	611,246

On February 25, 2008, the Company obtained various types of financing in connection with the Acquisition of the common shares of Axcan Pharma Inc. The Company issued $228,000,000 aggregate principal amount of its 9.25% Senior Secured Notes due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. The Senior Secured Notes rank pari passu with the Credit Facility.

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

12.	Long-term Debt (continued)

The Company also obtained a Credit Facility for a total amount of $290,000,000 composed of available term loans totaling $175,000,000 and of a revolving credit facility of $115,000,000 (“Credit Facility”). The Credit Facility bears interest at a variable rate available composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at September 30, 2009, $175,000,000 of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as disclosed in Note 18. The Credit Facility requires the Company to meet certain financial covenants, which were met as at September 30, 2009. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ended September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions. For the fiscal year 2009, the Company will be required to offer to prepay $17,583,000 of outstanding term loans in the first quarter of fiscal year 2010 pursuant to the annual excess cash flow requirements. For fiscal years 2008 and 2007, the Company was not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements.

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

12.	Long-term Debt (continued)

Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$

2010	30,708
2011	15,312
2012	19,688
2013	61,250
2014	32,729
Thereafter	463,000
622,687
Unamortized original issuance discount	9,393
613,294

13.	Capital Stock

Stock incentive plans

Predecessor

In 2006, the Predecessor adopted a new stock incentive plan (the “2006 plan”) in replacement of its previous stock option plan and pursuant to which the Predecessor did, among other instruments, grant options, restricted share units (“RSUs”) and deferred share units (“DSUs”) to eligible employees and directors of the Predecessor. The 2006 plan provided that a maximum of 2,300,000 common shares were issuable pursuant to awards made under the 2006 plan, of which a maximum of 800,000 shares were available in the form of RSUs and DSUs. The per share purchase price could not be less than the market price of the common stock on the last trading day prior to the date of grant and the options expired no later than seven years from that date. Options could be exercised over a period established at the date of grant except for the annual options granted to outside directors which were exercisable one year after the date of grant.

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

Generally, any RSUs granted under the 2006 plan vested three years after grant and any options granted under the 2006 plan vested in equal annual increments over a three-year period, except for new hire grants which vested ratably over five years. Upon consummation of the Acquisition, all outstanding options under the 1995 and 2006 plans at the time of the closing of February 25, 2008, were immediately vested, transferred by the holder of such option to Axcan Pharma Inc. and cancelled in exchange for an amount in cash equal to the excess, if any, of the offer price of $23.35 over the applicable option exercise price for each share of common stock subject to such option, less any required withholding taxes. In addition, each RSU held by the Predecessor’s named executive officers at the time of the closing of the Acquisition was vested and terminated in exchange for the offer price of $23.35, less any required withholding taxes.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

13.	Capital Stock (continued)

Stock incentive plans (continued)

Predecessor (continued)

The following table presents a summary of the changes to the number of stock options outstanding:

	For the five-month period ended February 25, 2008		For the twelve-month period ended September 30, 2007
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Balance, beginning of period	2,684,835	13.61	3,057,084	13.01
Granted	-	-	599,800	15.30
Exercised	(17,299)	12.72	(634,991)	11.43
Expired	(4,000)	11.99	(74,660)	17.06
Forfeited	(47,710)	14.62	(262,398)	14.75
Settled upon consummation of the Acquisition	(2,615,826)	13.85	-	-
Balance, end of period	-	-	2,684,835	13.61
Options exercisable at the end of the period	-	-	1,445,871	12.45
The following table presents a summary of the changes to the number of non-vested stock options in the Predecessor five month-period ended February 25, 2008:

	Number of options	Weighted average grant date fair value
		$
Balance, beginning of period	1,238,064	6.26
Granted	-	-
Vested (1)	(1,190,354)	6.25
Forfeited	(47,710)	6.44
Balance, end of period	-	-

(1)
Upon consummation of the Acquisition, all non-vested stock options became vested; as a result, the Predecessor recorded $2,572,085 in share-based compensation expense for the five-month period ended February 25, 2008, $8,821,215 in reduction of retained earnings and $16,394,611 in reduction of additional paid-in capital

Excluding the expenses recorded upon the consummation of the Acquisition, the Predecessor recorded $7,473,061 or share-based compensation expense relative to stock options for the five-month period ended February 25, 2008 ($4,548,293 for the twelve-month period ended September 30, 2007) in accordance with the guidance issued by the FASB on compensation related to share-based payment transactions. The amount of expense has been reduced to take into account the forfeitures.

The weighted average fair value of granted stock options was $5.89 for the twelve-month period ended September 30, 2007.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

13.	Capital Stock (continued)

Stock incentive plans (continued)

Predecessor (continued)

The fair value of each option award granted during the Predecessor periods was estimated on the date of grant using the Black Scholes valuation model and the assumptions noted in the following table. The expected life of options was based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes. The expected volatility was based solely on historical volatility. The risk fee interest rate was based on the implied yield on a U.S. or Canadian Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Predecessor had not paid any cash dividends since inception and did not intend to pay any cash dividends in the foreseeable future.

	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007

Expected term of options (years)	-	4.5
Expected stock price volatility	-	38%
Risk-free interest rate	-	4.36%
Expected dividend	-	-

The total number of RSUs granted in 2007 was 190,875 with a fair value of $14.61 each. As at the Acquisition date, there were 199,050 outstanding RSUs (201,025 as at September 30, 2007).

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

Successor

Management equity incentive plan

In April 2008, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “MEIP Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The MEIP Plan provides that a maximum of 3,833,307 shares of common stock of the indirect parent company are issuable pursuant to the exercise of options. The per share purchase price cannot be less than the fair value of the share of common stock of the indirect parent company at the grant date and the option expires no later than ten years from the date of grant. Vesting of these stock options is split into 3 categories: 1) time-based options: 50% of option grants generally vest ratably over 5 years and feature a fixed exercise price equal to the fair value of common stock of the indirect parent company on grant date; 2) premium options: 25% of stock option grants with an exercise price initially equal to the fair value of common stock on grant date that will increase by 10% each year and generally vesting ratably over 5 years; and 3) performance-based options: 25% of stock option grants with a fixed exercise price equal to the fair value of common stock on grant date which vest upon the occurrence of a liquidity event (as defined under the terms of the MEIP Plan) based on the achievement of return targets calculated based on the return received by majority shareholders from the liquidity event. While the time-based options and the premium options are expensed over the requisite service period, the performance-based options will not be expensed until the occurrence of the liquidity event.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

13.	Capital Stock (continued)

Stock incentive plans (continued)

Successor (continued)

Management equity incentive plan (continued)

The following table presents the changes to the number of stock options outstanding under the MEIP:

	For the twelve-month period ended September 30, 2009		For the seven-month period ended September 30, 2008
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Balance, beginning of period	3,648,000	10.00	-	-
Granted	197,000	12.40	3,723,000	10.00
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(120,625)	10.16	(75,000)	10.00
Balance, end of period	3,724,375	10.34	3,648,000	10.00
Options exercisable at end of year	526,450	10.31	-	-

Stock options outstanding as at September 30, 2009, are as follows:

	Options outstanding			Options exercisable
Exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price
			$			$
$10.00 - $11.00	3,544,375	8.58	10.23	526,450	8.59	10.31
$11.01 - $12.53	180,000	9.64	12.53	-	-	-
	3,724,375	8.63	10.34	526,450	8.59	10.31

The changes to the number of non-vested stock options for the year ended September 30, 2009 are as follows:

	Number of options	Weighted average grant date fair value
		$
Balance, beginning of period	3,648,000	3.43
Granted	197,000	5.12
Vested	(526,450)	3.45
Forfeited	(120,625)	3.52
Balance, end of period	3,197,925	3.52

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

13.	Capital Stock (continued)

Stock incentive plans (continued)

Successor (continued)

Management equity incentive plan (continued)

As at September 30, 2008, all of the 3,648,000 outstanding options under the MEIP Plan are non-vested and have a weighted average remaining contractual life of 9.54 years and a weighted average exercise price of $10.00.

The weighted average fair value of stock options granted under the MEIP was $5.12 for the year ended September 30, 2009 ($3.43 for the seven-month period ended September 30, 2008).

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model for the service-based options and the Monte Carlo simulation model for the performance-based options. The expected life of options is based on the weighted contractual life based on the probability of change in control/liquidity event. The expected volatility is based on historical volatility of Axcan Pharma Inc. and peer companies. The risk free interest rate is based on the average rate of return on U.S. Government Strips with a remaining term equal to the expected term of the option. The dividend yield reflects that the indirect parent Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The fair value estimates are based on the following weighted average assumptions for options granted:

	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008
Expected term of options (years)	5.40	4.15
Expected stock price volatility	57.6%	46.0%
Risk-free interest rate	2.38%	2.80%
Expected dividend	-	-

Special equity grant

In April 2008, the indirect parent company approved the Restricted Stock Unit grant agreement and the penny option grant agreement (collectively “Equity Grant Agreements”) pursuant to which a one-time grant of equity-based awards of either restricted stock units (“RSUs”) or options to purchase shares of common stock of the indirect parent company for a penny (“Penny Options”) was made to certain employees of the Company. A maximum of 1,343,348 shares of common stock of the indirect parent company are issuable with respect to the special grants. As a result of the option to allow the recipients to elect to have an amount withheld that is in excess of the required minimum withholding under the current tax law, the special grants will be accounted for as liability awards. As a liability award, the fair value on which the expense is based is remeasured each period based on the estimated fair value and the final expense is based on the fair value of the shares on the date the award is settled. The RSUs and Penny Options expire no later than four years and ten years from the date of grant. One third of the granted RSUs and Penny Options vested immediately on date of grant and the remainder shall vest in equal portions on August 25, 2009 and 2010.

The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10 each, equal to the share price at the date of grant. As at September 30, 2009, there were 1,275,220 outstanding RSUs and Penny Options (1,309,909 as at September 30, 2008) of which 851,490 (436,636 as at September 30, 2008) were vested.

The Company recorded $6,172,000 of share-based compensation expense relative to the MEIP and the Special Equity Grant for the twelve-month period ended September 30, 2009 ($7,443,000 for the seven-month period ended September 30, 2008) in accordance with the guidance issued by the FASB on stock compensation. The amount of expense has been reduced to take into account estimated forfeitures. As at September 30, 2009, there were $10,340,613 ($14,241,664 as at September 30, 2008) of total unrecognized compensation costs related to MEIP and the Special Equity Grant based on the recorded fair value. These costs are expected to be recognized over a weighted average period of 3.31 years.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

At September 30, 2009, there was $3,107,025 ($2,476,412 as at September 30, 2008) of compensation expense related to the performance based options that will be recognized upon the occurrence of a liquidity event.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

13.	Capital Stock (continued)

Stock incentive plans (continued)

Successor (continued)

Annual grant

In June 2008, the Company’s indirect parent company adopted a Long Term Incentive Plan (the “LTIP”), pursuant to which the indirect parent company is expected to grant annual awards to certain employees of the Company (the “participants”). The value of an award is initially based on the participant’s pay grade and base salary and is subsequently adjusted based on the outcome of certain performance conditions relating to the fiscal year. Each award that vests is ultimately settleable, at the option of the participant, in cash or in parent company common stock of equivalent value. The awards vest (i) upon the occurrence of a liquidity event (as defined under the terms of the LTIP) and (ii) in varying percentages based on the level of return realized by majority shareholders as a result of the liquidity event.

The awards granted under this LTIP are classified as liabilities in accordance with the FSAB issued guidance on distinguishing liabilities from equity, since the award is for a fixed amount of value that can be settled, at the option of the participant, in (i) cash, or (ii) a variable number of parent company common stock of equivalent value.

The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable as of September 30, 2009, the value of the awards to be expensed by the Company would range between $2,702,000 and $3,242,000 depending on the level of return expected to be realized by the majority shareholders.

14.	Financial Information Included in the Consolidated Operations

a)	Financial expenses

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
	$	$	$	$
Interest on long-term debt (including amortization of original issuance discount of $2,061 and $1,150 for the seven-month period ended September 30, 2008)	61,821	36,631	14	2,870
Interest and bank charges	444	207	76	182
Interest rate swaps (Note 18)	1,531	5	-	-
Financing fees	1,046	469	172	298
Amortization of deferred debt issue expenses	4,967	4,201	-	1,475
	69,809	41,513	262	4,825

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

14.	Financial Information Included in the Consolidated Operations (continued)

b)	Other information

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
	$	$	$	$
Rental expenses	2,881	1,831	1,052	2,336
Shipping and handling expenses	7,066	3,748	2,263	5,911
Advertizing expenses	16,449	8,803	4,628	13,557
Depreciation of property, plant and equipment	6,369	3,824	2,526	5,356
Amortization of intangible assets	53,936	31,755	7,069	17,138
Stock-based compensation expense	6,172	7,443	10,046	4,548
Transaction and integration costs	2,871	11,780	26,489	-

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

15.	Financial Information Included in the Consolidated Cash Flows

a)	Change in working capital items

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
	$	$	$	$
Accounts receivable, net	(14,268)	6,343	(12,340)	(4,047)
Accounts receivable from the parent company	681	(987)	-	-
Income taxes receivable	13,936	3,097	(5,929)	(492)
Inventories	(7,721)	(6,818)	(3,803)	11,658
Prepaid expenses and deposits	428	(149)	(49)	770
Accounts payable and accrued liabilities	9,056	(71,205)	67,865	17,712
Income taxes payable	1,527	(3,353)	(7,058)	16,577
	3,639	(73,072)	38,686	42,178

b)	Cash flows relating to interest and income taxes of operating activities

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
	$	$	$	$
Interest received	424	918	4,507	7,036
Interest paid	60,496	31,599	11	5,627
Income taxes received	16,761	-	-	-
Income taxes paid	13,883	8,954	24,080	29,404

16.	Segmented Information

The Company operates in a single field of activity, the pharmaceutical industry.

Three major customers on the US market for which the sales represented 79.5% of revenue for the twelve-month period ended September 30, 2009 (77.1% for the seven-month period ended September 30, 2008, 74.2% for the five-month period ended February 25, 2008 and 77.3% for the twelve-month period ended September 30, 2007) which are detailed as follows:

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
	%	%	%	%
Customer A	37.4	24.3	32.4	41.2
Customer B	30.4	43.7	29.8	25.0
Customer C	11.7	9.1	12.0	11.1
	79.5	77.1	74.2	77.3

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

16.	Segmented Information (continued)

Purchases from two suppliers represent approximately 51% of the cost of goods sold for the twelve-month period ended September 30, 2009 (two for 38% for the seven-month period ended September 30, 2008, two for 40% for the five-month period ended February 25, 2008 and one for 19% for the twelve-month period ended September 30, 2007.

The Company purchases its inventory from third party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.

The Company operates in the following geographic areas:

	Successor		Predecessor
	For the twelve-month period ended September 30, 2009	For the seven-month period ended September 30, 2008	For the five-month period ended February 25, 2008	For the twelve-month period ended September 30, 2007
Total Revenue	$	$	$	$
United States
Domestic sales	314,783	162,908	112,146	250,774
Foreign sales	4,821	3,076	2,221	3,958
Canada
Domestic sales	30,755	19,614	15,302	37,950
Foreign sales	165	-	-	-
European Union
Domestic sales	58,634	33,082	24,608	45,859
Foreign sales	7,168	4,258	4,093	10,011
Other	613	241	209	395
	416,939	223,179	158,579	348,947

Revenue is attributed to geographic areas based on the country of origin of the sales

	Successor	Successor
	September 30, 2009	September 30, 2008
	$	$
Property, plant, equipment and intangible assets
Canada	333,001	352,974
United States	44,448	106,526
European Union	83,185	86,751
Other	-	16,800
	460,634	563,051

	Successor	Successor
	September 30, 2009	September 30, 2008
	$	$
Goodwill
Canada	61,887	61,548
United States	91,400	91,400
European Union	12,536	12,066
	165,823	165,014

XCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

17.	Financial Instruments

Interest rate risk

The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 18, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing.

Currencies risk

The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company does not use derivative instruments to reduce its exposure to foreign currencies risk. As at September 30, 2009, the financial assets totaling $183,252,000 ($98,872,000 as at September 30, 2008) include cash and cash equivalents and accounts receivable for CAN$3,525,000 and 20,332,000 Euros respectively (CAN$687,000 and 16,721,000 Euros as at September 30, 2008). As at September 30, 2009, the financial liabilities totaling $700,978,000 ($700,851,000 as at September 30, 2008) include accounts payable and accrued liabilities and long-term debt of CAN$11,432,000 and 8,044,000 Euros respectively (CAN$13,419,000 and 8,199,000 Euros as at September 30, 2008).

Credit risk

As at September 30, 2009, the Company had $98,630,000 ($24,920,000 as at September 30, 2008) of cash with one financial institution.

Fair value of the financial instruments on the balance sheet

The estimated fair value of the financial instruments is as follows:

	Successor		Successor
	September 30, 2009		September 30, 2008
	Fair value	Carrying amount	Fair value	Carrying amount
	$	$	$	$
Assets
Cash and cash equivalents	126,435	126,435	56,105	56,105
Accounts receivable from the parent company	306	306	987	987
Accounts receivable, net	56,511	56,511	41,780	41,780
Liabilities
Accounts payable and accrued liabilities	87,684	87,684	78,667	78,667
Long-term debt	649,689	613,294	614,862	622,184

The following methods and assumptions were used to calculate the estimated fair value of the financial instruments on the balance sheet.

a)	Financial instruments valued at carrying amount

The estimated fair value of certain financial instruments shown on the consolidated balance sheet is equivalent to their carrying amount. These financial instruments include cash and cash equivalents, accounts receivable, accounts receivable from the parent company, accounts payable and accrued liabilities.

b)	Long-term debt

The fair value of the long-term debt bearing interest at fixed rates has been established according to market prices obtained from a large U.S. financial institution. The fair value of the term loan is estimated to be equal to book value mainly due to the variable nature of its interest rate.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

18.	Derivates and Hedging Activities

Risk management objective of using derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, conditions and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the twelve-month period ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Effective March 3, 2008, the Company entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115,000,000 of variable-rate debt under its secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, the Company’s two interest rate swaps were designated as effective hedges of cash flows. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates and a realignment of the Company’s LIBOR rate election on its debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting. On December 1, 2008, the Company redesignated its $50,000,000 notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. The Company’s $65,000,000 notional interest rate swap matured in February 2009. Effective March 2009, the Company entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. As of September 30, 2009, the Company had two interest rate swaps with a combined notional amount of $102,000,000 that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps was 1.91%.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve-month period ending September 30, 2010, the Company estimates that no significant amount presently classified in Accumulated Other Comprehensive Income will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2009.

Tabular disclosure of fair values of derivative instruments

	Liability Derivatives As of September 30, 2009
	Balance sheet location	Fair value
Derivatives designated as hedging instruments		$
Interest rate swaps	Other long-term liabilities	610
Total derivatives designated as hedging instruments		610

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

18.	Derivates and Hedging Activities (continued)

Tabular disclosure of fair values of derivative instruments (continued)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Operations as of September 30, 2009.

Tabular disclosure of the effect of derivative instruments for the twelve-month period ended September 30, 2009

	Location in the Financial Statements	For the twelve-month period ended September 30, 2009
Interest rate swaps in cash flow hedging relationships		$
Loss recognized in other comprehensive income on derivatives (effective portion), net of tax of $330	OCI	(612)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(499)
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	-
Interest rate swaps not designated as hedging instruments
Loss recognized in income on derivatives	Financial expenses	(1,032)

19.	Fair Value Measurements

Effective October 1, 2008, the Company adopted the authoritative guidance for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are summarized below:

				Successor
	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at September 30, 2009
	$	$	$	$
Liabilities
Derivative financial instruments	-	610	-	610

Derivative financial instruments consist of interest rate swap agreements as more fully described in Note 18 and are measured at fair value based on observable market interest rate curves as of the measurement date.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

20.	Related Party Transactions

As at September 30, 2009 and September 30, 2008, the Company had a note receivable from its parent company amounting to $133,154,000. During the twelve-month period ended September 30, 2009, the Company earned interest income on the note amounting to $7,833,000 net of taxes amounting to $4,217,000 ($4,686,000 net of taxes amounting to $2,524,000 during the seven-month period ended September 30, 2008) and related interest receivable from the parent company amounting to $15,078,000 as at September 30, 2009 ($3,028,000 as at September 30, 2008) which have been recorded in the Shareholder’s equity section of the consolidated balance sheet. As at September 30, 2009, the Company also recorded an account receivable from the parent company amounting to $306,000 ($987,000 as at September 30, 2008).

During the twelve-month period ended September 30, 2009, the Company recorded fees from a controlling shareholding company amounting to $5,351,000 accounted for as management fees (the Company recorded fees from a controlling shareholding company amounting to $12,975,000 of which $4,785,000 was accounted for as debt issue expenses, $6,128,000 as transaction costs, $1,963,000 as selling and administrative expenses and $99,000 as management fees during the seven-month period ended September 30, 2008). As at September 30, 2009, the Company accrued fees payable to a shareholding company amounting to $436,000.

During the twelve-month period ended September 30, 2009, the Company paid a dividend to its parent company amounting to $500,000.

For the five-month period ended February 25, 2008, the Predecessor incurred professional fees with entities, in which directors of the company were partner or shareholder totaling $126,000 ($294,000 for the twelve-month period ended September 30, 2007). These transactions were concluded in the normal course of operation, at the amount agreed to by related parties.

21.	Commitments and Contingencies

a)	Commitments

The Company and the Predecessor have entered into non-cancellable operating leases and service agreements with fixed minimum payment obligations expiring on different dates for the rental of office space, automotive equipment and other equipment and for administrative, research and development and other services.

Minimum future payments under these commitments for the next years are as follows:

	For the years ending September 30,
(in millions of U.S. dollars)	2010	2011	2012	2013	2014 and thereafter	Total
	$	$	$	$	$	$
Operating leases	2,571	1,662	1,209	1,094	611	7,147
Other commitments	5,580	2,461	59	-	-	8,100
	8,151	4,123	1,268	1,094	611	15,247

b)	Licensing agreements

In September 2006, the Predecessor entered into a license and co-development agreement with AGI Therapeutics Research Ltd. (“AGI”). Pursuant to this agreement, AGI and the Predecessor will co-develop a controlled release omeprazole product, AGI-010, for the treatment of gastro-oesophageal reflux disease. Under the agreement, the Predecessor and AGI have agreed to share certain development expenses and the Predecessor paid a $1,500,000 upfront fee, accounted for as milestone payments that could total up to $17,500,000 at various stages of development up to and including regulatory approvals. Finally, the Predecessor agreed to pay royalties varying between 4% and 7.5% of net sales. On August 14, 2009, AGI and Axcan announced that their license and codevelopment agreement for AGI-010 had been terminated by mutual agreement. As a consequence, AGI regained full control of AGI-010.

In September 2007, the Predecessor entered into an exclusive license and development agreement with Cellerix SL (“Cellerix”) of Spain, for the North American (United States, Canada and Mexico) rights to Cx401, a biological product in development for the treatment of perianal fistulas. Cx401 uses non-embryonic stem-cells to treat perianal fistulas in Crohn’s and non Crohn’s diseased patients. Under the terms of the agreement, the Predecessor paid a $10,000,000 upfront payment and agreed to pay regulatory milestone payments that could total up to another $30,000,000. The Predecessor has also agreed to make an equity investment of up to $5,000,000 in Cellerix, should Cellerix complete its initial

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

public offering by September 30, 2010. Finally, the Predecessor agreed to pay royalties varying between 10% and 18% of net sales of an approved product.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

21.	Commitments and Contingencies (continued)

c)	Royalties

The Company pays royalties on the sales of certain of its marketed products to unrelated third parties under license and similar agreements, at rates ranging between 1% and 6%.

During the twelve-month period ended September 30, 2009, the Company charged to cost of goods sold a total of $5,330,196 ($2,302,146 for the seven-month period ended September 30, 2008, $1,936,139 for the five-month period ended February 25, 2008 and $4,107,635 for the twelve-month period ended September 30, 2007) in royalties in connection with the sales of its URSO, ULTRASE, PHOTOFRIN, ADEKs and PYLERA products.

d)	Contingencies

The Company and its subsidiaries are involved in litigation matters arising in the ordinary course and conduct of its business. Although the resolution of such matters cannot be predicted with certainty, management does not consider the Company’s exposure to litigation to be material to these consolidated financial statements. As at September 30, 2005, the Predecessor had accrued $2,900,000 to cover any future settlements in connection with an indemnification claim being arbitrated and product liability lawsuits initiated against its subsidiary Axcan Scandipharm (now known as Axcan Pharma US Inc.), relating to the product line it markets under the name ULTRASE. During the year ended September 30, 2006, following a series of favorable decisions in the arbitration of the indemnification claim, the Predecessor re-evaluated its exposure and this accrual was reversed, thus reducing the selling and administrative expenses by the same amount. One of the Plaintiffs in this matter subsequently appealed the favorable arbitration decisions and this case has yet to be decided by the Court. Although the amount in dispute is material, we have not accrued any amounts to provide for an unfavorable outcome. In November 2006, a new complaint alleging a claim for damages related to these products was received in the Supreme Court of the State of New York. This complaint was settled in March 2009.

In May 2009, the Company entered into an agreement with the Department of Defense, or DOD, to remain eligible for inclusion on the DOD’s formulary and pursuant to which the Company agreed to pay rebates under the TRICARE retail pharmacy program. The Company began accounting for these rebates in the third quarter of fiscal year 2009.  Under its contracting process, the DOD is further seeking rebates from pharmaceutical manufacturers on all prescriptions of covered prescription drugs filled under TRICARE from January 28, 2008 forward, unless DOD agrees to a waiver or compromise of amounts due.  On November 30, 2009, in litigations initiated by third parties seeking to have the DOD’s ability to seek retroactive rebates invalidated, the Court affirmed DOD’s position that it is entitled to retroactive refunds on prescriptions filled on or after January 28, 2008. At this time, it is not known if this decision will be appealed, but it is expected that the DOD will affirm its rulemaking and seek to collect rebates for periods prior to the contract date. The Company has estimated that its maximum exposure to the retroactive rebates claimed by the DOD would not be material.

e)	Employee benefit plan

A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. The Company charged to operations contributions to the Plan totaling $553,733 for the twelve-month period ended September 30, 2009 ($233,305 for the seven-month period ended September 30, 2008, $218,810 for the five-month period ended February 25, 2008 and $454,015 for the twelve-month period ended September 30, 2007).

f)	Litigation settlement

The Company initiated claims in damages under the US Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE. During the fiscal year ended September 30, 2009, a settlement arrangement with respect these claims was entered into with certain of these defendants. Pursuant to the agreement, the settling defendants agreed to pay a confidential global amount in several installments; the first installment, in the amount of $3,500,000 was paid to the Company upon execution of the settlement agreement. The Company is still pursuing this claim against the other remaining original defendants.

22.	Condensed Consolidating Financial Information

As of September 30, 2009, the Company had outstanding $228,000,000 aggregate principal amount of the Senior Secured Notes. The Secured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors as at September 30, 2009 and September 30, 2008 the condensed consolidating statements of operations for the twelve-month period ended September 30, 2009, the seven-month period ended September 30, 2008, the five-month period ended February 25, 2008 (Predecessor) and the twelve-month period ended September 30, 2007 (Predecessor) and the condensed consolidating statement of cash flows for the twelve

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

month period ended September 30, 2009 (Successor), the seven-month period ended September 30, 2008 (Successor), the five-month period ended February 25, 2008 (Predecessor) and the twelve-month period ended September 30, 2007 (Predecessor).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

22.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Balance Sheet as at September 30, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	702	41,859	83,874	-	126,435
Accounts receivable, net	-	41,151	15,973	-	57,124
Accounts receivable from the parent company	42	264	-	-	306
Short-term portion of intercompany advances	5,857	5,803	364	(12,024)	-
Income taxes receivable	-	3,383	8	-	3,391
Inventories	-	39,162	5,688	(144)	44,706
Prepaid expenses and deposits	-	2,289	579	-	2,868
Deferred income taxes	588	14,960	304	-	15,852
Total current assets	7,189	148,871	106,790	(12,168)	250,682
Property, plant and equipment, net	-	29,846	9,498	-	39,344
Intangible assets, net	-	347,604	73,686	-	421,290
Investments in subsidiaries	(231,940)	782,206	-	(550,266)	-
Intercompany advances	898,272	128,793	669,195	(1,696,260)	-
Goodwill	-	153,287	12,536	-	165,823
Deferred debt issue expenses, net	23,371	2,040	-	-	25,411
Deferred income taxes	3,962	4,653	3,437	-	12,052
Total assets	700,854	1,597,300	875,142	(2,258,694)	914,602
Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,091	71,305	11,432	(144)	87,684
Income taxes payable	3,425	(940)	8	-	2,493
Installments on long-term debt	12,939	17,769	-	-	30,708
Short-term portion of intercompany advances	4,795	6,206	1,023	(12,024)	-
Deferred income taxes	588	257	(708)	-	137
Total current liabilities	26,838	94,597	11,755	(12,168)	121,022
Long-term debt	510,755	71,831	-	-	582,586
Intercompany advances	19,224	1,593,115	83,921	(1,696,260)	-
Other long-term liabilities	262	9,186	-	-	9,448
Deferred income taxes	(19,989)	60,511	(2,740)	-	37,782
Total liabilities	537,090	1,829,240	92,936	(1,708,428)	750,838
Shareholders’ Equity
Capital stock
Common shares	1	21,034	745,398	(766,432)	1
Retained earnings (deficit)	(297,658)	(242,700)	37,332	205,368	(297,658)
Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	619,053	14,204	611	(14,815)	619,053
Accumulated other comprehensive loss	(24,478)	(24,478)	(1,135)	25,613	(24,478)
Total shareholder’s equity	163,764	(231,940)	782,206	(550,266)	163,764
Total liabilities and shareholders’ equity	700,854	1,597,300	875,142	(2,258,694)	914,602

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

22.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Balance Sheet as at September 30, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	21	26,181	29,903	-	56,105
Accounts receivable, net	-	29,613	12,900	-	42,513
Accounts receivable from the parent company	5,803	29,712	30,305	(64,833)	987
Income taxes receivable	-	15,841	1,902	-	17,743
Inventories	-	30,376	7,433	(138)	37,671
Prepaid expenses and deposits	-	2,679	668	-	3,347
Deferred income taxes	-	18,258	336	20	18,614
Total current assets	5,824	152,660	83,447	(64,951)	176,980
Property, plant and equipment, net	-	25,097	9,578	-	34,675
Intangible assets, net	-	434,403	93,973	-	528,376
Investments in subsidiaries	(247,787)	863,676	-	(615,889)	-
Intercompany advances	898,816	32,878	671,702	(1,603,396)	-
Goodwill	-	152,948	12,066	-	165,014
Other long-term assets	192	257	-	-	449
Deferred debt issue expenses, net	26,714	3,664	-	-	30,378
Deferred income taxes	21,716	(22,652)	9,876	-	8,940
Total assets	705,475	1,642,931	880,642	(2,284,236)	944,812
Liabilities
Current liabilities
Accounts payable and accrued liabilities	7,188	118,273	18,828	(65,622)	78,667
Income taxes payable	318	6,345	990	-	7,653
Installments on long-term debt	4,609	6,329	-	-	10,938
Deferred income taxes	-	1,611	431	-	2,042
Total current liabilities	12,115	132,558	20,249	(65,622)	99,300
Long-term debt	522,384	88,862	-	-	611,246
Intercompany advances	-	1,590,988	12,408	(1,603,396)	-
Other long-term liabilities	-	1,242	-	-	1,242
Deferred income taxes	5,306	60,389	1,659	-	67,354
Total liabilities	539,805	1,874,039	34,316	(1,669,018)	779,142
Shareholders’ Equity
Capital stock
Common shares	1	98,459	875,682	(974,141)	1
Retained earnings (deficit)	(289,264)	(248,703)	2,533	246,170	(289,264)
Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	617,255	1,975	297	(2,272)	617,255
Accumulated other comprehensive loss	(29,168)	(82,839)	(32,186)	115,025	(29,168)
Total shareholder’s equity	165,670	(231,108)	846,326	(615,218)	165,670
Total liabilities and shareholders’ equity	705,475	1,642,931	880,642	(2,284,236)	944,812

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

22.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the twelve-month period ended September 30, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	-	350,623	61,020	(1,817)	409,826
Other revenue	-	-	7,113	-	7,113
Total revenue	-	350,623	68,133	(1,817)	416,939
Cost of goods sold	-	79,620	24,728	(1,325)	103,023
Selling and administrative expenses	7,893	88,087	27,134	(172)	122,942
Management fees	5,351	-	-	-	5,351
Research and development expenses	-	34,161	2,196	(320)	36,037
Depreciation and amortization	-	52,352	7,953	-	60,305
Partial write-down of intangible assets	-	55,414	251	-	55,665
Total operating expenses	13,244	309,634	62,262	(1,817)	383,323
Operating income (loss)	(13,244)	40,989	5,871	-	33,616
Financial expenses	62,034	110,810	5,750	(108,785)	69,809
Interest income	(45,755)	(5,911)	(57,508)	108,785	(389)
Other income	-	(3,500)	-	-	(3,500)
Loss (gain) on foreign currencies	(12,464)	(703)	78	12,761	(328)
Total other expense (income)	3,815	100,696	(51,680)	12,761	65,592
Income (loss) before income taxes	(17,059)	(59,707)	57,551	(12,761)	(31,976)
Income taxes benefit	(7,104)	(16,848)	(130)	-	(24,082)
Equity in earnings (loss) of subsidiaries	2,061	44,920	-	(46,981)	-
Net income (loss)	(7,894)	2,061	57,681	(59,742)	(7,894)

Condensed Consolidating Operations for the seven-month period ended September 30, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	-	185,600	45,310	(7,731)	223,179
Other revenue	-	-	-	-	-
Total revenue	-	185,600	45,310	(7,731)	223,179
Cost of goods sold	-	66,857	18,359	(7,989)	77,227
Selling and administrative expenses	9,297	59,353	19,565	31	88,246
Management fees	99	-	-	-	99
Research and development expenses	-	15,520	2,279	(31)	17,768
Depreciation and amortization	-	31,876	3,703	-	35,579
Acquired in-process research		272,400	-	-	272,400
Partial write-down of intangible assets	-	-	-	-	-
Total operating expenses	9,396	446,006	43,906	(7,989)	491,319
Operating income (loss)	(9,396)	(260,406)	1,404	258	(268,140)
Financial expenses	36,723	41,521	87	(36,818)	41,513
Interest (income) expenses	(41,459)	42,775	(38,942)	36,818	(808)
Other income	-	-	-	-	-
Loss (gain) on foreign currencies	52,151	(87,691)	41,692	(7,993)	(1,841)
Total other expenses (income)	47,415	(3,395)	2,837	(7,993)	38,864
Loss before income taxes	(56,811)	(257,011)	(1,433)	8,251	(307,004)
Income taxes benefit (expenses)	(16,250)	2,473	(3,966)	3	(17,740)
Equity in earnings (loss) of subsidiaries	(248,703)	10,781	-	237,922	-
Net income (loss)	(289,264)	(248,703)	2,533	246,170	(289,264)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

22.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the five-month period ended February 25, 2008 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	129,669	38,142	(9,232)	158,579
Cost of goods sold	-	37,346	10,869	(9,476)	38,739
Selling and administrative expenses	-	65,595	10,581	22	76,198
Research and development expenses	-	7,826	2,452	(22)	10,256
Depreciation and amortization	-	2,952	6,643	-	9,595
Total operating expenses	-	113,719	30,545	(9,476)	134,788
Operating income	-	15,950	7,597	244	23,791
Financial expenses	-	3,238	41	(3,017)	262
Interest income	-	(5,096)	(3,361)	3,017	(5,440)
Loss (gain) on foreign currencies	-	8,267	76	(8,541)	(198)
Total other expenses (income)	-	6,409	(3,244)	(8,541)	(5,376)
Income before income taxes	-	9,541	10,841	8,785	29,167
Income taxes	-	11,682	297	63	12,042
Equity in earnings of subsidiaries	-	19,266	-	(19,266)	-
Net income	-	17,125	10,544	(10,544)	17,125

Condensed Consolidating Operations for the twelve-month period ended September 30, 2007 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	292,683	78,324	(22,060)	348,947
Cost of goods sold	-	85,971	19,755	(22,043)	83,683
Selling and administrative expenses	-	77,607	23,666	-	101,273
Research and development expenses	-	19,299	9,356	-	28,655
Depreciation and amortization	-	6,724	15,770	-	22,494
Acquired in-process research		10,000	-	-	10,000
Total operating expenses	-	199,601	68,547	(22,043)	246,105
Operating income	-	93,082	9,777	(17)	102,842
Financial expenses	-	12,547	124	(7,846)	4,825
Interest income	-	(10,820)	(8,393)	7,846	(11,367)
Loss on foreign currencies	-	2,204	148	-	2,352
Total other (income) expenses	-	3,931	(8,121)	-	(4,190)
Income before income taxes	-	89,151	17,898	(17)	107,032
Income taxes	-	34,964	501	102	35,567
Equity in earnings of subsidiaries	-	17,278	-	(17,278)	-
Net income	-	71,465	17,397	(17,397)	71,465

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

22.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash Flows for the twelve-month period ended September 30, 2009 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Cash flows from operating activities	(13,920)	124,804	(18,602)	-	92,382
Cash flows from investing activities
Acquisition of property, plant and equipment	-	(8,861)	(1,729)	-	(10,590)
Acquisition of intangible assets	-		(10)	-	(10)
Intercompany advances	540	(95,914)	2,505	92,869	-
Net cash provided by (used in) investing activities	540	(104,775)	766	92,869	(10,600)
Cash flows from financing activities
Repayment of long-term debt	(4,608)	(6,329)	-	-	(10,937)
Stock-based compensation cancellation	(157)	-	-	-	(157)
Intercompany advances	19,226	2,129	71,514	(92,869)	-
Dividends paid	(500)	-	-	-	(500)
Net cash provided by (used in) financing activities	13,961	(4,200)	71,514	(92,869)	(11,594)
Foreign exchange gain (loss) on cash held in foreign currencies	-	(151)	293	-	142
Net increase in cash and cash equivalents	681	15,678	53,971	-	70,330
Cash and cash equivalents, beginning of period	21	26,181	29,903	-	56,105
Cash and cash equivalents, end of period	702	41,859	83,874	-	126,435

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

22.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash Flows for the seven-month period ended September 30, 2008 (Successor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Cash flows from operating activities	(53,068)	(21,846)	27,402	-	(47,512)
Cash flows from investing activities
Net cash used for the acquisition	-	(958,463)	-	-	(958,463)
Acquisition of property, plant and equipment	-	(2,029)	(1,032)	-	(3,061)
Acquisition of intangible assets	-	-	(32)	-	(32)
Intercompany advances	(898,816)	(32,878)	(671,702)	1,603,396	-
Investments in subsidiaries	(21,020)	(663,674)	-	684,694	-
Net cash provided by (used in) investing activities	(919,836)	(1,657,044)	(672,766)	2,288,090	(961,556)
Cash flows from financing activities
Issuance of long-term debt	538,120	96,000	-	-	634,120
Repayment of long-term debt	(10,457)	(164)	(269)	-	(10,890)
Deferred debt issue expenses	(33,921)	(2,439)	-	-	(36,360)
Intercompany advances	-	1,590,988	12,408	(1,603,396)	-
Advances from the parent company	4,182	-	-	-	4,182
Issue of shares	475,001	21,020	663,674	(684,694)	475,001
Net cash provided by (used in) financing activities	972,925	1,705,405	675,813	(2,288,090)	1,066,053
Foreign exchange loss on cash held in foreign currencies	-	(334)	(546)	-	(880)
Net increase in cash and cash equivalents	21	26,181	29,903	-	56,105
Cash and cash equivalents, end of period	21	26,181	29,903	-	56,105

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

22.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash Flows for the five-month period ended February 25, 2008 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Cash flows from operating activities	-	77,714	(4,469)	-	73,245
Cash flows from investing activities
Disposal of short-term investments	-	129,958	-	-	129,958
Repayment of intercompany advances	-	4,500	-	(4,500)	-
Acquisition of property, plant and equipment	-	(3,063)	(251)	-	(3,314)
Acquisition of intangible assets	-	-	(14)	-	(14)
Net cash provided by (used in) investing activities	-	131,395	(265)	(4,500)	126,630
Cash flows from financing activities
Repayment of long-term debt	-	(101)	(120)	-	(221)
Repayment of intercompany advances	-	-	(4,500)	4,500	-
Deferred debt issue expenses	-	(889)	-	-	(889)
Stock-based compensation plans cancellation	-	(29,219)	(1,138)	-	(30,357)
Issue of shares	-	224	-	-	224
Net cash provided by (used in) financing activities	-	(29,985)	(5,758)	4,500	(31,243)
Foreign exchange gain on cash held in foreign currencies	-	64	423	-	487
Net increase (decrease) in cash and cash equivalents	-	179,188	(10,069)	-	169,119
Cash and cash equivalents, beginning of period	-	150,856	28,816	-	179,672
Cash and cash equivalents, end of period	-	330,044	18,747	-	348,791

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

22.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash Flows for the twelve-month period ended September 30, 2007 (Predecessor)

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Cash flows from operating activities	-	115,415	20,687	-	136,102
Cash flows from investing activities
Acquisition of short-term investments	-	(148,929)	-	-	(148,929)
Disposal of short-term investments	-	136,122	-	-	136,122
Repayment of intercompany advances	-	-	4,500	(4,500)	-
Investments on subsidiaries	-	(16,100)	-	16,100	-
Disposal of investments in subsidiaries		28,250	-	(28,250)	-
Acquisition of property, plant and equipment	-	(6,279)	(510)	-	(6,789)
Disposal of property, plant and equipment	-	219	-	-	219
Acquisition of intangible assets	-	-	(38)	-	(38)
Net cash provided by (used in) investing activities	-	(6,717)	3,952	(16,650)	(19,415)
Cash flows from financing activities	-
Repayment of long-term debt	-	(209)	(495)	-	(704)
Repayment of intercompany advances	-	(4,500)	-	4,500	-
Issue of shares	-	7,257	16,100	(16,100)	7,257
Redemption of capital stock	-	-	(28,250)	28,250	-
Net cash provided by (used in) financing activities	-	2,548	(12,645)	16,650	6,553
Foreign exchange gain on cash held in foreign currencies	-	159	443	-	602
Net increase in cash and cash equivalents	-	111,405	12,437	-	123,842
Cash and cash equivalents, beginning of period	-	39,451	16,379	-	55,830
Cash and cash equivalents, end of period	-	150,856	28,816	-	179,672

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2009, the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter covered by this annual report.

(c) Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria established in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management concluded that we did maintain effective internal control over financial reporting as of September 30, 2009, based on the criteria established in the COSO Report.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

In addition, certain our officers and directors listed below also serve as the officers and directors of Axcan MidCo Inc., or MidCo, our direct parent and all of our officers serve in the same capacity as officers for our indirect subsidiaries Axcan Pharma Inc. and Axcan Pharma US, Inc.

Name	Age	Position
Frank Verwiel, M.D.	47	President and Chief Executive Officer; Director, Axcan Intermediate Holdings Inc. and
		Axcan Holdings Inc.
David W. Mims	47	Executive Vice President and Chief Operating Officer; Director, Axcan Intermediate Holdings Inc.
Steve Gannon	48	Senior Vice President, Finance, Chief Financial Officer and Treasurer; Director, Axcan Intermediate Holdings Inc.
Alexandre LeBeaut, M.D.	52	Senior Vice President and Chief Scientific Officer, Axcan Intermediate Holdings Inc.
Nicholas Franco	47	Senior Vice President, International Commercial Operations
Theresa Stevens, Esq.	48	Senior Vice President, Business Development
Richard Tarte, Esq.	46	Vice President, Corporate Development, General Counsel and Secretary
Martha Donze	56	Vice President, Administration and Assistant Secretary; Director, Axcan Intermediate Holdings Inc.
Fred Cohen, M.D., D. Phil	53	Director, Axcan Holdings Inc.
Geoff Lieberthal	35	Director, Axcan Holdings Inc.
Heather Preston, M.D.	43	Director, Axcan Holdings Inc.
Todd Sisitsky	38	Director, Axcan Holdings Inc.

Frank Verwiel, M.D., has been a director on our Board and a director of our parent corporations Axcan MidCo Inc. and Axcan Holdings Inc. since February 2008. Dr. Verwiel joined Axcan Pharma Inc. as President and Chief Executive Officer in July 2005 and joined the Board of Directors of Axcan Pharma Inc. in August 2005. Dr. Verwiel most recently held the position of Vice President, Hypertension, Worldwide Human Health Marketing, with Merck & Co., Inc., while concurrently serving as a member of Merck’s worldwide hypertension business strategy team. He joined Merck in 1996 and was appointed managing director of MSD in the Netherlands in 1997. Prior to joining Merck, from 1988 to 1996, Dr. Verwiel held a number of executive positions with Laboratoires Servier in the EU. Dr. Verwiel holds Doctorate of Medicine and Master of Medicine degrees from Erasmus University in Rotterdam, the Netherlands. He also attended INSEAD in Fontainebleau, France, where he earned his Masters of Business Administration.

David W. Mims has been a director on the Board and a director of our parent corporation Axcan MidCo Inc. since February 2008. Mr. Mims has also served as President of our parent corporations Axcan MidCo Inc. and Axcan Holdings Inc. since February 2008. Mr. Mims joined Axcan Pharma Inc. as Executive Vice President and Chief Operating Officer in February 2000, shortly after Axcan Pharma Inc.’s acquisition of Scandipharm, Inc. He served as senior accountant at a major accounting firm before joining Russ Pharmaceuticals, Inc. in 1987 as Accounting Services Manager. In 1991, Mr. Mims helped found Scandipharm, Inc., and served as Vice President, Chief Operating Officer, and Chief Financial Officer. He resigned from Scandipharm, Inc., in March 1998 to join Cebert Pharmaceuticals, Inc., as Executive Vice President and Chief Operating Officer. Currently a director of the University of Alabama at Birmingham Research Foundation, Mr. Mims is also a member of the American Institute of Certified Public Accountants and Alabama Society of Certified Public Accountants. He is a licensed Certified Public Accountant (CPA) (inactive) in the state of Alabama and holds a Bachelor of Science degree in accounting from Auburn University, Alabama.

Steve Gannon has been our Senior Vice President, Finance, Chief Financial Officer and Treasurer and a director on the Board since February 2008. Mr. Gannon has also served as director of our parent corporation Axcan MidCo Inc. and Senior Vice President, Finance, Chief Financial Officer and Treasurer of our parent corporations Axcan MidCo Inc. and Axcan Holdings Inc. since February 2008. Mr. Gannon joined Axcan Pharma Inc. as Senior Vice President and Chief Financial Officer in February 2006. He has extensive financial experience in corporate growth initiatives, such as acquisitions, corporate alliances, and partnerships within the biotechnology and pharmaceutical sector. Prior to joining Axcan, Mr. Gannon was Chief Financial Officer at CryoCath Technologies Inc., in addition to serving in a number of senior financial roles at AstraZeneca and Mallinckrodt Medical Inc. Mr. Gannon earned a chartered accountant’s designation (CA) in 1985 and holds a Bachelor of Commerce degree from the Concordia University, Montreal, Canada.

Alexandre LeBeaut, M.D., has been our Senior Vice President and Chief Scientific Officer since September 2008. Dr. LeBeaut previously held the title of Senior Vice President and Chief Scientific Officer of Axcan Pharma from May 2006 to February 2007. Prior to joining the Company, Dr. LeBeaut held senior scientific positions with Schering-Plough, Sanofi-Aventis and Novartis Pharmaceuticals. A pediatrician by training, Dr. LeBeaut received his medical degree with honors from the University of Paris VII, France, in 1984. Dr. LeBeaut is a member of the American Gastroenterological Association, the American College of Gastroenterology, the American Society of Microbiology and the American Society of Critical Care Medicine.

Nicholas Franco was appointed Senior Vice President, International Commercial Operations, of Axcan Pharma Inc. in July
2007. Prior to joining Axcan, he held various positions at Novartis Pharma AG in Basel, Switzerland, since 1991, including President of the Global Ophthalmic Business Unit and Global Head of the Neuroscience Business Franchise. Mr. Franco graduated from McGill University, Montreal, Canada, where he earned a Bachelor of Science in Biochemistry and an MBA in Strategic Planning and Marketing.

Theresa Stevens, Esq., joined the Company in May 2009 as Senior Vice President, Business Development. She has over 22 years of extensive pharmaceutical and biotechnology experience, particularly in managing business development, licensing, legal and operational programs. Before joining Axcan, Ms. Stevens played a number of senior business roles at Novartis Pharmaceuticals as Executive Committee member and Vice President, U.S. Business Development and Licensing, Life Cycle Management and Generics-Brands Strategies in East Hanover, NJ. Ms. Stevens holds a Bachelor of Science in Animal Science cum laude, and Master of Science in Molecular and Cell Biology, summa cum laude, from the University of Maryland in College Park and a Juris Doctorate, magna cum laude, from Widener University of Law in Wilmington, Delaware. Ms. Stevens was admitted to the USPTO in 1992, the State Bars of Pennsylvania and the District of Columbia in 1993 and the U.S. Court of Appeals for the Federal Circuit in 1994.

Richard Tarte, Esq., has been our Vice President, Corporate Development, General Counsel and Secretary since February 2008. Mr. Tarte has also served as Vice President, Corporate Development, General Counsel and Secretary of our parent corporations Axcan MidCo Inc. and Axcan Holdings Inc. since February 2008. Mr. Tarte joined Axcan Pharma Inc. as Vice President, Corporate Development and General Counsel, in 2001. Prior to that, he served as in-house counsel at the Société générale de financement du Québec, a diversified investment fund. Prior to that he was partner at Coudert Brothers, an international law firm. Mr. Tarte was admitted to the Quebec Bar in 1988. He holds a Masters of Business Administration degree from INSEAD in France and a Bachelor of Law degree from the University of Montreal, Canada.

Martha Donze has been our Vice President, Administration, and Assistant Secretary and a director on the Board since February 2008. Ms. Donze has also served as director of our parent corporation Axcan MidCo Inc. and Vice President, Administration and Assistant Secretary of our parent corporations Axcan MidCo Inc. and Axcan Holdings Inc. since February 2008. She joined Axcan Pharma Inc. as Vice President, Corporate Administration in October 1999. Ms. Donze joined Scandipharm in 1993 as Manager, Human Resources and Corporate Communications, and was later promoted to Director, Human Resources and Corporate Communications. She has more than 30 years of professional experience in the fields of human resources and communications, having also worked with Alabama Power Company, Avondale Mills, and Employers Insurance. Ms. Donze is a member of the U.S. Society for Human Resource Management and the SHRM Global Forum, an international human resources organization. She holds a bachelor’s degree from the University of Alabama.

Fred Cohen, M.D., D. Phil., has been a director on the Holdings Board since February 2008. Prior to joining TPG in 2001, Dr. Cohen was a Professor of Medicine, Cellular and Molecular Pharmacology, Biochemistry and Biophysics and Pharmaceutical Chemistry at the University of California, San Francisco. In this context, he was Chief of the Division of Endocrinology and Metabolism and directed an active research program in the areas of prion biology, structure-based drug design, bioinformatics and heteropolymer chemistry. He is a Fellow of the American College of Physicians and the American College of Medical Informatics, a member of the American Society for Clinical Investigation and the Association of American Physicians, and the recipient of several awards and honors including the Burroughs-Wellcome  New Initiatives in Malaria Award, the LVMH Science Pour L’Art Prize (shared with Stanley Prusiner), a Searle Scholars Award and Young Investigator Awards from the Endocrine Society and the Western Society for Clinical Investigation. He holds a Bachelor of Arts degree, magna cum laude, from Yale University, a D. Phil. from Oxford University as a Rhodes Scholar, and a Doctor of Medicine degree from Stanford Medical School. He was an American Cancer Society postdoctoral fellow in internal medicine and endocrinology at the University of California, San Francisco. Over the past 20 years, Dr. Cohen has played advisory and board roles for the venture capital, biotechnology and pharmaceutical industries with Kleiner Perkins Caufield and Byers, Chiron Corporation, Incyte Corporation, Synteni, Syrrx Inc., Genomic Health, Inc., Arris Pharmaceuticals Corporation, Immunex Corporation, DoubleTwist, Procept and Eli Lilly and Company. He currently serves on the boards of GenomicHealth, FivePrime, Expression Diagnostics (XDx), CardioDx, Nodality, ProteoGenix, Quintiles Transnational Corp, Roka and Vercyte. Dr. Cohen was elected to the Institute of Medicine of the National Academies

in 2004 and to the American Academy of Arts and Sciences in 2008.

Geoff Lieberthal has been a director on the Holdings Board since February 2008. Mr. Lieberthal is a Vice President at TPG Capital, L.P. Prior to joining TPG in 2007, Mr. Lieberthal worked in the North America Private Equity group at Bain Capital, LLC, from 2004 to 2007 and for Bain & Company from 1997 to 2004. Mr. Lieberthal earned an MBA from the Stanford Graduate School of Business and a Bachelor of Arts degree from Dartmouth College, where he graduated cum laude.

Heather Preston, M.D., is Managing Director of TPG Biotech.  Prior to joining TPG Biotech in May 2005, Dr. Preston spent two years at JP Morgan Partners where she focused on medical device and biotechnology venture capital investing.  Prior to that, she was an Entrepreneur-in-Residence with New Enterprise Associates.  She has an undergraduate degree in biochemistry from the University of London and a medical degree from the University of Oxford.  After leaving Oxford, she completed a post-doctoral fellowship in molecular biology at the Dana Farber Cancer Institute, Harvard University.  She completed her training in internal medicine at the Massachusetts General Hospital and then she sub-specialized in gastroenterology and hepatology at U.C.S.F.  During her academic career, she was the recipient of a Fulbright Scholarship, a Fulbright Cancer Research Scholarship, a Harlech Scholarship, and a Science and Engineering Research Council post-doctoral Fellowship Award.  After leaving academic medicine, she spent five years at McKinsey & Co. in New York, where she was a leader of their pharmaceutical and medical products consulting practice.  She advised large pharmaceutical companies and biotechnology companies on critical strategic issues such as R&D portfolio prioritization, M&A opportunities, new technology acquisitions, new product launches and product growth strategies. Dr. Preston co-founded, and is the CEO of Virobay Inc., a biotechnology company which is seeking to develop new therapies for the treatment of hepatitis C virus (HCV). Dr. Preston serves on the boards of Albireo, Alder Biotherapeutics and Virobay Inc.

Todd Sisitsky is a partner of TPG Capital, L.P., where he leads the firm’s investment activities in the health-care services and pharmaceutical/medical device sectors. He played leadership roles in connection with TPG’s investments in Axcan Pharma, Biomet, Fenwal Transfusion Therapies, IASIS Health-care, and Surgical Care Affiliates (carved out from HealthSouth Corporation). Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners. He received an MBA from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and earned his undergraduate degree from Dartmouth College, where he graduated summa cum laude.

Corporate Governance

Our Board consists of four members and the Holdings Board consists of five members. There are no representatives of the Sponsor on our Board, which consists solely of members of our executive management team. The Holdings Board consists of representatives of the Sponsor and our CEO. While decisions regarding the Company’s business and affairs are taken by our Board, the Holdings Board exercises certain strategic and oversight functions. As discussed in more detail below, matters relating to named executive officers compensation are considered and approved by a committee of the Holdings Board comprised of Todd Sisitsky, Fred Cohen and Frank Verwiel (“Compensation Committee”). A committee of the Holdings Board comprised of Geoff Lieberthal, Heather Preston and Frank Verwiel, also exercises oversight on financial statement approval, auditor nomination, pre-approval of fees and services performed by our auditors and disclosure (“Audit Committee”). Because of these requirements, together with the Sponsor’s ownership of a majority of our outstanding common shares through Holdings, neither we nor Holdings currently have a policy or procedure with respect to shareholder nominees to our respective Boards of Directors. Though not formally considered by our Board, given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of the NASDAQ Global Market, the national securities exchange upon which Axcan Pharma’s common stock was listed prior to the February 2008 Transactions, we do not currently believe that any of our directors would be considered independent, because of their relationships with us as executive officers. In addition, when using the same independence standards, none of the directors on the Holdings Board would be considered independent due to Dr. Verwiel’s position as President and Chief Executive Officer of Holdings and us and the respective relationships of Drs. Cohen and Preston and Messrs. Lieberthal and Sisitsky with the Sponsor, the owner of a majority of the outstanding common equity of Holdings. See “Item 13 - Certain Relationships and Related Transactions, and Director Independence.”

Section 16(a) Compliance

There is no established public trading market for our common stock. We are a wholly owned subsidiary of Axcan MidCo Inc., which holds all of our outstanding common stock and is a wholly owned subsidiary of Axcan Holdings Inc., a privately held company.

Audit Committee

Our Board selects our independent auditors and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews such audit results with the independent auditors. Due to our status as a privately-held company and the absence of a public trading market for our common stock, we have not designated any member of the Board as an “audit committee financial expert”. A committee of the Holdings Board consisting of Geoff Lieberthal, Heather Preston and Frank Verwiel also exercises oversight on financial statement approval, auditor nomination, review and pre-approval of fees and services performed by our auditors and disclosure (“Audit Committee”).

Compensation Committee

A committee of the Holdings Board comprising Todd Sisitsky, Fred Cohen and Frank Verwiel also considers and approves matters related to compensation of our named executive officers (“Compensation Committee”). The Holdings Compensation Committee is responsible for reviewing and approving goals and objectives related to our executive officers’ compensation, evaluating the chief executive officer’s performance against these goals and objectives and approving his compensation, approving total compensation for the other named executive officers, establishing total compensation for the directors and overseeing our incentive plans. Though not formally considered by the Holdings Board, given that neither our securities nor the securities of Holdings are registered or traded on any national securities exchange, based upon the listing standards of the NASDAQ Global Market, the national securities exchange upon which Axcan Pharma’s common stock was listed prior to the February 2008 Transactions, we do not currently believe that any of the members of the Holdings Compensation Committee would be considered independent, because of their relationships with the Sponsor, who own a majority of our outstanding common shares through Holdings. See “Item 13- Certain Relationships and Related Transactions, and Director Independence.”

Compensation Committee Interlocks and Insider Participation

Dr. Verwiel is our Chief Executive Officer. Messrs. Sisitsky and Dr. Cohen are affiliated with the Sponsor, which holds the majority of the outstanding common stock of Holdings and is a party to the management services agreement with us. The management services agreement is described in greater detail in “Item 13- Certain Relationships and Related Transactions, and Director Independence.” During fiscal year 2009, we had no compensation committee “interlocks”— meaning that no executive officer of ours served as a director or member of the compensation committee of another entity while an executive officer of the other entity served as a director or member of the Holdings Compensation Committee.

Code of Ethics

We have a Business Ethics and Conduct Code that applies to, among others, our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, among others. A copy of our Business Ethics and Conduct Code is available on our website.

ITEM 11.   EXECUTIVE COMPENSATION

Introduction
In this section, unless otherwise noted, for purposes of presenting in U.S. dollars the cash compensation paid to named executive officers and directors in non-U.S. currency, we have used the following exchange rates: 1.1778 Canadian dollars to 1 U.S. dollar and
0.7419 Euros to 1 U.S. dollar. These rates are the average of the monthly average exchange rates for each respective currency conversion during fiscal year 2009 as reported by The Bank of Canada. Unless otherwise specified, the source of all exchange rates mentioned in this section is The Bank of Canada.

Compensation Discussion and Analysis

Overview

This section includes information regarding, among other things, the overall objectives of AIH’s compensation programs and each element of compensation that AIH provided in fiscal year 2009. The goal of this section is to provide a summary of AIH’s executive compensation practices and the decisions that AIH made during this period concerning the compensation package payable to AIH’s executive officers, including the five executives listed in the summary compensation table below. Each of the executives listed in the summary compensation table is referred to herein as a “named executive officer.” This section should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.

It was generally the responsibility of the Compensation Committee of Holdings, or the Holdings Compensation Committee, to review and recommend to the Board of Directors of Holdings, or Holdings Board, for its approval at the beginning of the fiscal year (1) the corporate goals and objectives that were relevant to the compensation of AIH’s executive officers for the upcoming fiscal year and (2) the level and form of compensation to be offered to AIH’s President and Chief Executive Officer and other named executive officers. After the conclusion of each fiscal year, the Holdings Compensation Committee evaluates the performance of its executive officers against these preset goals and objectives along with the effectiveness of the respective officer’s leadership and made recommendations to the Holdings Board with respect to the incentive compensation that should be paid to the most senior executive officers, including the named executive officers.

The most significant development in our executive compensation philosophy following the consummation of the February 2008 Transaction has been a greater emphasis on correlating compensation to long-term equity growth. The Holdings Board has provided significant equity investment opportunities in Holdings tied to financial objectives through (1) offering certain employees one-time opportunities to purchase shares of Holdings common stock and (2) granting of options to purchase shares of Holdings common stock.

Executive Compensation Philosophy and Objectives

AIH’s executive compensation philosophy was to provide and maintain a total compensation program that was internally equitable in relation to the value of each job and externally competitive in relation to the total compensation levels and practices at other companies with similar revenue levels in the pharmaceutical industry and geographic areas, and that also recognized the company’s performance. A cornerstone of the executive compensation philosophy is that equity incentives in the form of stock options are an excellent motivation for employees, including executive officers, and serve to align the interests of employees, management and investors.

AIH’s Executive Compensation Program, or the Program, was designed to attract and retain talented individuals and motivate them to focus on activities that contributed to AIH’s long-term success. The Program was developed and administered in a manner to reward superior operating performance while maximizing shareholder value; and rewards were linked to the accomplishment of specific business goals and outstanding individual performance.

The Holdings Board and Holdings Compensation Committee, when making compensation decisions in fiscal year 2009, followed these four principles:

•
Performance-based:  Executive compensation levels were intended to reflect both company and individual results based on specific quantitative and qualitative objectives established at the start of each fiscal year in keeping with AIH’s short-term, mid-term and long-term strategic objectives.

•	Aligned with shareholder interests: AIH sought to align the interests of the named executive officers with those of its investors by evaluating executive performance on the basis of key financial measurements which were believed to be closely correlated to long-term shareholder value. Key elements of compensation that were meant to align the interests of the named executive officers with shareholders included:

•	AIH’s Annual Incentive Compensation Plan, which offered performance-based cash incentives and used EBITDA and net sales as measures of corporate performance; and

•
Axcan Holdings Inc. Management Equity Incentive Plan, or the Management Equity Incentive Plan, which provides for the grant of options to executives with the intention of encouraging them to increase shareholder value.

•
Market competitive: AIH’s compensation for executives was designed to be competitive with compensation of executives of comparable peer companies and to consider company and business unit results relative to the results of peers. See “Compensation Methodology-Benchmarking Practices” below.

•	Individual considerations: AIH’s compensation levels were also designed to reflect individual factors such as scope of responsibility, experience and performance against individual objectives.

Compensation Methodology

The Program consisted of the following three basic components: (1) a Base Salary that was internally equitable and externally competitive; (2) Annual Performance-Based  Cash Incentives linked to AIH’s performance and the performance of its individual executive officers; and (3) Long-Term Equity Incentives comprised of equity-based compensation. Each compensation component had a different function, but all elements were intended to work in concert to maximize corporate and individual performance by establishing specific, aggressive operational and financial goals and by providing financial incentives to employees based on their level of achievement of these goals.

Benchmarking Practices

In late 2007, a thorough evaluation of the Company’s executive compensation program was performed. Each component of the Program was aligned with competitive market practices and levels. The compensation of the Company’s executives was compared to the compensation of executives from competitor organizations of comparable revenue and market capitalization size and other pharmaceutical companies that the Company competed with for talent.

In fiscal year 2008, the Company’s Compensation Committee worked with Mercer Human Resource Consulting, an independent compensation consultant, to evaluate and provide recommendations on the overall competitive positioning of the Company’s compensation plans for executives. In addition, the Company’s Compensation Committee considered market data from six different compensation surveys. Small base salary adjustments were given to some executives. Additionally, the Long-term Incentive Program was revised to have a greater emphasis on correlating compensation to long-term equity growth.

As in prior years, in fiscal year 2009 AIH engaged Mercer Human Resource Consulting to review its executive compensation plans to ensure that they were market competitive and therefore motivate executives to achieve performance objectives that increase shareholder value. In fiscal year 2009, the executive salary ranges remained the same. The Incentive Compensation Plan was modified slightly in 2009 for all employees as described below in “Performance-based Cash Incentives”. Additionally, Incentive Compensation targets for executives, with the exception of the President and CEO, were increased 5% to make the program more competitive. The

Long-term Incentive plan implemented in 2008 remained the same. We believe that each component of our executive compensation in fiscal year 2009 was aligned with competitive market practices and levels for executives from competitor organizations of comparable revenue and market capitalization size and other pharmaceutical companies that we compete with for talent.

Compensation Elements

During fiscal year 2009, the principal elements of compensation for the named executive officers of AIH were (1) Base Salary; (2) Annual Performance-Based Cash Incentives; (3) Long-Term Equity Incentives; and (4) Other Benefits and Perquisites.

Base Salary

Base salaries for the named executive officers in fiscal year 2009 were established with consideration to the criteria discussed above in “Executive Compensation Philosophy and Objectives” and “Compensation Methodology”, including the executive’s role, responsibilities, and capabilities, as well as the market pay levels for the position, and were benchmarked against competitor group practices. As set forth in the table below, for fiscal year 2009, base salary adjustments for the named executive officers ranged from
0% to 3% based on the executive’s individual performance and position within the relevant salary range.

Executive Officer	Percentage of Base Salary Adjustment in Fiscal Year 2009
Dr. Frank Verwiel	0.00%
President and Chief Executive Officer
David Mims	3.00%
Executive Vice President and Chief Operating Officer
Steve Gannon	3.00%
Senior Vice President, Finance and Chief Financial Officer
Dr. Alexandre LeBeaut	0.00%
Senior Vice President and Chief Scientific Officer
Nicholas Franco	2.50%
Senior Vice President, International Commercial Operations

Based on Dr. LeBeaut’s hire date of September 29, 2008, he was ineligible for a base salary adjustment in fiscal year 2009. Payment of base salaries were made in the currency of the named executive officer’s country of residence. The base salaries for the named executive officers in fiscal year 2009 are set forth below in “Executive Compensation Tables—Summary Compensation Table”.

Performance-Based Cash Incentives

The named executive officers participated in AIH’s Annual Incentive Compensation Plan, or the Incentive Plan, a program designed to maximize corporate and individual performance by establishing specific, ambitious operational and financial goals at the beginning of the fiscal year and providing financial incentives to employees based on the level of achievement of these goals. Cash incentives granted to the named executive officers under the Incentive Plan required the approval of both the Holdings Compensation Committee and Holdings Board and were based upon an assessment of corporate and individual performance, respectively described as:

•	Corporate performance, a measure of EBITDA and corporate net sales; and

•	Individual performance, determined by means of an evaluation under AIH’s formal performance management program and general discharge of duties.

The weighting of corporate performance measures varied for each named executive officer as described in more detail below. The individual’s performance evaluation for the year as evaluated under the corporate performance plan is also considered in determining the annual incentive payouts.

The annual incentive targets were reviewed and established as part of AIH’s annual benchmarking of executive compensation. For fiscal year 2009, the Holdings Compensation Committee and Holdings Board, modified the Incentive Plan for all employees to accomplish the following:

•	Reduce plan complexity and provide transparency in calculations;

•	Streamline the incentive administration processes;
•	Apply more leverage (differentiation) to reinforce pay for performance - higher potential upside gain for top performers and larger downside risk for poor performance; and

•	Increase individual accountability at all levels.

Performance-based cash incentive targets for Mr. Mims, Mr. Gannon, Dr. LeBeaut and Mr. Franco increased 5% in fiscal year 2009 to better align our executive compensation program with the market. Under the terms of the Incentive Plan, incentive compensation awards were not intended to be paid to any named executive officers, including the President and Chief Executive Officer, if minimum corporate and individual performance objectives were not met. Incentive targets were established to provide median total cash compensation when AIH’s performance objectives were achieved the potential for above median total cash compensation when AIH’s performance objectives were exceeded and the risk of below median total cash compensation when AIH did not achieve its annual performance objectives.

The following table sets forth the annual cash incentive targets determined by AIH for each named executive officer for fiscal year 2009 as well as the weighting of corporate performance measures and individual performance measures for each named executive officer under the Incentive Plan. The actual percentage of base salary which serves as the basis for non-equity incentive award calculations may be more or less than the annual incentive target shown in the table below, depending on the individual performance evaluation. Furthermore, corporate and individual weightings may vary slightly depending on the specific responsibilities and span of control of the respective named executive officer.

Name and Principal Position	Annual Incentive Target (as % of Base Salary)	Corporate Performance Weighting
Dr. Frank Verwiel President and Chief Executive Officer	60%	100%
David Mims Executive Vice President and Chief Operating Officer	50%	90%
Steve Gannon Senior Vice President, Finance and Chief Financial Officer	50%	85%
Dr. Alexandre LeBeaut Senior Vice President and Chief Scientific Officer	50%	85%
Nicholas Franco Senior Vice President, International Commercial Operations	45%	85%

The following tables generally illustrate the potential payouts under the Incentive Plan for the corporate and the individual performance measures, which are calculated separately. The corporate performance target table below does not illustrate the full incremental range of potential target annual incentive payouts. Upon AIH’s achievement of 80% of its corporate performance targets, 50% of the target annual incentive payout would be earned and for approximately every 5% of the corporate performance target achieved above the 80% level, the annual incentive payout earned would increase by 12.5%. For example, if AIH achieved between 105.0% to 109.9999% of its corporate performance targets, 112.5% of the target annual incentive payout would be earned. If either corporate performance or individual performance did not meet a certain threshold, then, generally, no incentive award would be granted to the named executive officer. Regardless of corporate and/or individual performance, no non- equity incentive awards were guaranteed and all such awards were subject to the discretion of the AIH Board.

Corporate Goal Attainment	Corporate Performance Factor	Individual Performance Evaluation Received	Individual Performance Factor
140% of target or more	200% of target	Excellent	126% to 150% of target
100% of target	100% of target	Exceeds Expectations	106% to 125% of target
		Fully Effective	95% to 105% of target
Less than 80% of target	0% of target	Needs Improvement	0% to 84% of target
		Far Below Expectations	0% of target

Each fiscal year, with the exception of AIH’s President and Chief Executive Officer, each named executive officer’s individual performance was measured in part by the evaluation of his direct supervisor, who gave his recommended evaluation of the named executive officer to the Holdings Compensation Committee for its review and consideration. The Holdings Compensation Committee ultimately made a recommendation to the Holdings Board for the individual performance evaluation of such named executive officer. The individual performance of Holding’s President and Chief Executive Officer, Dr. Frank Verwiel, was to be evaluated by the Holdings Compensation Committee and the Holdings Board.

Long-Term Equity Incentives

Following the 2008 Transaction, the most significant development in our compensation philosophy has been a greater emphasis on long-term equity incentives. As discussed in greater detail below, the Holdings Compensation Committee has provided equity investment opportunities tied to financial objectives and all of our named executive officers have chosen to subscribe for additional shares of Holdings.

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

The Axcan Holdings Inc. Management Equity Incentive Plan

Generally, for any grant made under the Management Equity Incentive Plan, 50% of the Holdings Options granted vest based on continued employment (time-based options), 25% vest based on continued employment and have an exercise price that increases annually (premium options), and 25% vest based on continued employment and upon the occurrence of a Liquidity Event (as defined in the Management Equity Incentive Plan) and the achievement of specified performance targets (performance-based  options). Subject to the participant’s continued employment with us, the time-based and premium options vest ratably on each of the first through fifth anniversaries of the date of grant and the performance-based options have the potential to vest, following the occurrence of a Liquidity Event, upon the realization of certain profits by the Sponsor Funds and/or their affiliates as a result of such event(s), calculated by comparing the value of the cash or certain securities obtained in exchange for the equity of Holdings held by the Sponsor Funds and/or their affiliates to the Sponsor Funds’ initial investment in the February 2008 Transactions. For our employees who are residents of France, the Management Equity Incentive Plan has been amended to include a French sub-plan. The French sub-plan amends certain guidelines set forth in the Management Equity Incentive Plan in order to allow our French employees to benefit from, as it relates to the Holdings Options, a favorable tax and social regime under French law.

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

Under the Management Equity Incentive Plan, 3,833,307 shares of Holdings common stock were reserved for issuance. The Holdings Board or a committee appointed by the Holdings Board is responsible for administering the Management Equity Incentive Plan and authorizing the grant of Holdings Options pursuant thereto, and may amend the Management Equity Incentive Plan (and any Holdings Options) at any time with certain restrictions. As of September 30, 2009 there were 3,724,375 Holdings Options outstanding under the Management Equity Incentive Plan. All of the outstanding Holdings Options have been granted to our employees and, specifically, 1,845,000 were granted to our named executive officers in fiscal year 2008 and remain outstanding (640,000 Holdings Options to Dr. Verwiel, 410,000 Holdings Options to Mr. Mims, 335,000 Holdings Options to Mr. Gannon, 230,000 Holdings Options to Dr. LeBeaut, and 230,000 Holdings Options to Mr. Franco).

Prior to receiving shares of Holdings common stock (whether pursuant to the exercise of Holdings Options or otherwise), participants must execute a Management Stockholders’ Agreement, which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag-along and drag-along rights.

Additional Equity Grants Following the February 2008 Transactions

Dr. Verwiel and Mr. Mims, in consideration of their continued employment with us, received a one-time nonrecurring equity grant on April 15, 2008 in the form of restricted stock units, or RSUs. Dr. Verwiel and Mr. Mims received, respectively, 77,834 and 108,578 RSUs. Such RSUs are, upon vesting and settlement, convertible into shares of Holdings common stock. For Dr. Verwiel, all of the granted RSUs vested immediately upon grant and, for Mr. Mims, approximately one-third of the RSUs vested immediately upon grant, an additional one-third vested August 25, 2009 and, subject to Mr. Mims’ continued employment with us, the remainder of the RSUs is scheduled to vest on August 25, 2010. Additionally, pursuant to Dr. Verwiel’s employment agreement, Dr. Verwiel received 155,666 RSUs on August 25, 2009, one-half of which vested immediately upon grant and one-half of which shall vest on August 25, 2010. Vested RSUs shall be settled into shares of Holdings common stock, with certain exceptions, on the earlier of: (1) four years from the date of grant, or April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).

Mr. Gannon, in consideration of his continued employment with us, received a one-time equity grant on April 15, 2008 in the form of penny options, or options to purchase shares of common stock of Holdings for $0.01. Mr. Gannon received 96,436 penny options pursuant to the terms of a Penny Option Grant Agreement which each officer granted penny options entered into with Holdings on April 15, 2008. Approximately one-third of these penny options vested on April 15, 2008, one-third vested on August 25, 2009 and, subject to the officer’s continued employment with us, the remainder of the penny options are scheduled to vest  on August 25, 2010.

Other Benefits and Perquisites

Benefits

AIH’s benefit programs in fiscal year 2009 were targeted to be competitive with other pharmaceutical companies. They included competitive health, welfare and retirement plans. The benefit programs provided to the named executive officers were generally the same benefits provided to the employee population at large. Although the types of benefits offered to AIH’s named executive officers were similar, the cost paid by AIH to secure such benefits varied depending on the country of residence of the named executive officer. In fiscal year 2009, AIH did not have a pension plan or exceptional retirement benefits for any employee group including the named executive officers.

Perquisites

As disclosed in the “All Other Compensation” column in the “Summary Compensation Table” below in “Executive Compensation Tables”, AIH provided its named executive officers with additional compensation in the form of perquisites. This compensation was targeted to be competitive with other pharmaceutical companies and included a car allowance or a company- provided vehicle.

Retirement Plans

In fiscal year 2009, AIH maintained a registered retirement savings plan, or RRSP/DPSP, for all of its employees in Canada and a defined contribution registered retirement plans in the form of a 401(k) Plan for all of its U.S. employees, including the named executive officers residing in each location. Additionally, an Employee Profit Sharing Plan is maintained for Canadian executives that is designed to allow employees salaried above a certain salary level to contribute and benefit from matching employer contributions up to the threshold of 5% of their base salary, as other employees, where their RRSP/DPSP eligibility is capped under relevant regulations. Employees meeting the following criteria are eligible to participate: 1) regular employees working in Canada with an annual base salary of $210,000 in 2009, 2) participant in the registered retirement savings plan and total contribution must reach the maximum allowed by the Canadian government; $21,000 in 2009. Once a participant meets the annual fiscal maximum of $21,000, a participant can make after income tax contributions into the non-registered Employee Profit Sharing Plan and receive matching employer contributions, subject to the 5% threshold. Employer contributions are made before income tax and employee pays taxes at the end of the calendar year on his/her income tax return.  Dr. Verwiel participated in this program until June 30, 2009, at which time he moved to the U.S. and began participating in the U.S. 401(k) Plan. Mr. Gannon participated in this program for the full fiscal year.

AIH did not maintain a supplemental retirement plan, pension plan or any other retirement benefits for any executive or employee groups other than those described above.

Compensation Committee Report

The following report of the Holdings Compensation Committee is included in accordance with the rules and regulations of the Securities and Exchange Commission. It is not incorporated by reference into any of our registration statements under the Securities Act of 1933, as amended.

The Holdings Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, with management. Based upon the review and discussions, the Holdings Compensation Committee recommended to the Board of Directors of Axcan Intermediate Holdings Inc., and such board approved, that the CD&A be included in the Form 10-K for the year ended September 30, 2009.

Respectfully submitted on December1, 2009 by the members of the Compensation Committee of the Board of Directors of

Axcan Holdings Inc.:

Todd Sisitsky
Fred Cohen
Frank Verwiel
Executive Compensation Tables

In fiscal years 2009 and 2008, certain of our named executive officers were compensated in non-U.S. currency, depending on the officer’s country of residence. Generally, Mr. Gannon was compensated in Canadian dollars and Mr. Franco was compensated in Euros. Dr. Verwiel was compensated in Canadian dollars until June 30, 2009 when he relocated to the U.S. Unless otherwise indicated, in the executive compensation tables presented below, all cash compensation paid to the named executive officers has been converted into U.S. dollars using an exchange rate equal to the average of the monthly average exchange rates for each respective currency conversion during fiscal years 2009 and 2008 as calculated by the Bank of Canada. For conversions of Canadian dollars to U.S. dollars in fiscal year 2009, this rate was equal to 1.1778 and for conversions of Euros to U.S. dollars, this rate was equal to 0.7419. For conversions of Canadian dollars to U.S.

dollars in fiscal year 2008, this rate was equal to 1.0065 and for conversions of Euros to U.S. dollars, this rate was equal to 0.6649. As designated by footnotes, figures related to equity compensation in the tables below may have been converted using a different exchange rate in order to accurately reflect values related to such equity compensation at a particular time, such as the date of grant.

Summary Compensation Table

The information set forth below in this section reflects the compensation awarded to, earned by, or paid to our named executive officers in fiscal year 2009 and 2008 for their services rendered in all capacities to us and our subsidiaries.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(2)	Restricted Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($) (5)	All other Compensation ($)(7)	Total Compensation ($)

Dr. Frank Verwiel	2009	$645,000(1)	---	$835,734	$335,680	406,350	$367,971	$2,590,735
President and Chief Executive Officer	2008	645,000	750,000	1,216,618	154,505	580,500	6,150,326	9,496,949
David Mims	2009	399,049	---	375,726	215,045	205,392	29,847	$1,225,059
Executive Vice President and Chief Operating Officer	2008	387,426	75,000	565,730	98,980	262,123	4,084,610	5,473,869
Steve Gannon	2009	296,000(6)	---	332,990	175,708	182,210	26,487	$1,013,395
Senior Vice President, Finance and Chief Financial Officer	2008	336,364	60,000	502,466	80,874	182,276	766,140	1,928,120
Dr. Alexandre LeBeaut	2009	382,000	---	---	120,635	205,215	32,120	$739,970
Senior Vice President and Chief Scientific Officer	2008	2,938	---	---	55,525	---	127,000	185,463
Nicholas Franco	2009	338,495(6)	---	---	120,635	182,036	63,705	$704,871
Senior Vice President, International Commercial Operations	2008	368,476	40,000	---	55,525	177,851	265,865	907,717

(1)
Dr. Verwiel’s annual base salary is USD$645,000. Through June 20, 3009, he was compensated in Canadian dollars. In fiscal year 2009, Dr. Verwiel was paid $490,807 in Canadian dollars, $161,250 in U.S. dollars and a currency exchange adjustment of $99,018.29 in Canadian dollars.

(2)	Amounts set forth in the Bonus column represent a special one-time incentive bonus paid to our named executive officers that related to their performance in fiscal year 2008.

(3)
Amounts set forth in the Restricted Stock Awards column represent the aggregate amount recognized for financial statement reporting purposes with respect to the named executive officers for the fiscal years ended September 30, 2009 and 2008 calculated in accordance with the guidance issued by the FASB on stock compensation, disregarding the estimate of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in stock compensation calculation for fiscal years 2009 and 2008, see Note 13 to our audited consolidated financial statements for the fiscal year ended September 30, 2009 contained in this report. The value set forth in this column for Mr. Gannon includes the amount recognized for financial statement reporting purposes for fiscal year 2009 and 2008 due to our grant of penny options to Mr. Gannon.

(4)
Amounts set forth in the Option Awards column represent the aggregate amount recognized for financial statement reporting purposes with respect to the named executive officers for the fiscal years ended September 30, 2009 and 2008 calculated in accordance with the guidance issued by the FASB on stock compensation, disregarding the estimate of forfeitures related to service-based conditions. The fair value of the stock was calculated using a Black-Scholes option-pricing model. For a discussion of the assumptions used in the stock compensation calculation for fiscal years 2009 and 2008, see Note 13 to AIH’s audited consolidated financial statements for the fiscal year ended September 30, 2009 contained in this report.

(5)
The values in this column represent, in U.S. dollars, incentive awards under the Incentive Plan earned by the named executive officers in fiscal years 2009 and 2008, but paid in fiscal years 2010 and 2009. Since the incentive award granted to Mr. Gannon was paid in Canadian dollars and the incentive award granted to Mr. Franco was paid in Euros, the values for such awards have been converted to U.S. dollars. For fiscal year 2009, an exchange rate of 1.0574 Canadian dollars to one U.S. dollar and 0.6670 Euros to one U.S. dollars was used for the conversion. For fiscal year 2008, an exchange rate of 1.2372 Canadian dollars to one U.S. Dollar and 0.7877 Euros to one U.S. dollar was used for the conversion.

(6)
These amounts represent, in U.S. dollars, salaries earned by Mr. Gannon and Mr. Franco that were paid in local currency. The salary paid to Mr. Gannon was paid in Canadian dollars and the salary paid to Mr. Franco was paid in Euros, the values for such salaries have been converted to U.S. dollars.

(7)       All other compensation includes the compensation set forth in the table below:

Name & Principal Position	Fiscal Year	Car Allowance and/or Company- Paid Car ($)	Company Contributions to Defined Contribution Plans ($)(a)	Insurance Premiums ($)(b)	Payments Related to February 2008 Transactions (c)	Other(d)	Total ($)
Dr. Frank Verwiel President and Chief Executive Officer	2009 2008	$16,080 17,884	$41,929 15,330	$13,963 10,907	--- 5,242,041	$296,000 864,164	$367,971 6,150,326
David Mims Executive Vice President and Chief Operating Officer	2009 2008	10,625 9,775	5,986 9,554	13,286 15,239	--- 4,050,042	--- ---	29,847 4,084,610
Steve Gannon Senior Vice President, Finance and Chief Financial Officer	2009 2008	8,660 10,134	15,706 16,360	2,121 2,353	--- 737,294	--- ---	26,487 766,140
Dr. Alexandre LeBeaut Senior Vice President and Chief Scientific Officer	2009 2008	10,200 ---	8,310 ---	13,610 ---	--- ---	--- 127,000	32,120 127,000
Nicholas Franco Senior Vice President, International Commercial Operations	2009 2008	23,071 33,251	--- ---	24,459 26,060	--- 151,440	16,175 55,115	63,705 265,865

(a)	Company contributions to defined contribution plans include contributions to RRSP/DPSP matching funds and 401(k) during fiscal years 2009 and 2008.

(b)
This column includes payments for life and disability insurance, as well as medical and dental benefits. In addition, $3,147 in fiscal year 2009 and $4,655 in fiscal year 2008 in additional life insurance and long-term disability premiums were paid on behalf of Dr. Verwiel. Payments of $19,080 in fiscal year 2009 and $19,801 in fiscal year 2008 (due to a clerical error, this value was changed from $160,146 in the Company’s Annual Report on Form 10-K for fiscal year 2008) were made to maintain an unemployment insurance policy for Mr. Franco since, in France, Mr. Franco’s country of residency; corporate officers who become unemployed are generally not eligible for unemployment benefits.

(c)	The compensation paid to the named executive officers related to the February 2008 Transactions includes the compensation set forth below.

Name & Principal Position	Compensation for Axcan Pharma Options and RSU Held(i)	Change of Control Payments(ii)	ESPP-Related Compensation(iii)	Equalization Payments(iv)	Total
Frank Verwiel, M.D.	$2,356,705	$2,674,351	$66,685	$144,300	$5,242,041
President and Chief Executive Officer

David Mims	2,816,203	1,233,839	—	—	4,050,042
Executive Vice President and Chief Operating Officer

Steve Gannon	659,702	—	47,208	30,384	737,294
Senior Vice President, Finance and Chief Financial Officer

Dr. Alexandre LeBeaut	—	—	—	—	—
Senior Vice President and Chief Scientific Officer

Nicholas Franco	151,440	—	—	—	151,440
Senior Vice President, International Commercial Operations

(i)	Our named executive officers received certain payments for all granted and outstanding options to purchase common stock of Axcan

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

(iii)   As part of the ESPP, upon the February 2008 Transactions, the unvested portion of the shares of Axcan Pharma common stock purchased by either Axcan Pharma’s contributions to the ESPP on behalf of Dr. Verwiel and Mr. Gannon or each individual officer’s respective contribution to the ESPP immediately vested and were transferred to us in exchange for the offer price.

This column reflects the value received by the named executive officers upon such acceleration.

(iv)   An equalization payment was made by Axcan Pharma in fiscal year 2008 in connection with the February 2008 Transactions to certain non-U.S. employees, including Dr. Verwiel and Mr. Gannon to compensate such employees for the difference between non-U.S. option exercise prices and lower U.S. option exercise prices. The equalization payment was calculated by taking the difference between the non-U.S. employee option exercise price (converted from Canadian dollars to U.S. dollars using the applicable exchange rate on February 22, 2008, the last business day before the February 2008 Transactions, of 1.0156 Canadian dollars to one U.S. dollar) and the U.S. employee option exercise price at the time of the February 2008 Transactions (such difference being $1.75 for Dr. Verwiel and Mr. Gannon), and multiplying that amount by the number of shares of Axcan Pharma which underlied such outstanding options held by the employee. Before equalization payments were made to our named executive officers, such payments were converted from U.S. dollars to Canadian dollars using an exchange rate of 1.0020 Canadian dollars to one U.S. dollar, the exchange rate at noon on February 25, 2008. Equalization payments were only given for stock option grants under the 2006 Plan. All grants issued under the 2002 Plan had an exercise price in U.S. currency and, therefore, an equalization payment was not needed.

(d)
A cash payment of $203,175 in fiscal year 2009 and $217,688 in fiscal year 2008 were made to Dr. Verwiel by us pursuant to the terms of his employment agreement as a “match payment”, or a payment equal to one-half of the amount of Dr. Verwiel’s non-equity incentive award for fiscal years 2009 and 2008 (this payment in fiscal year 2008 was pro-rated over a nine-month period). In fiscal year 2009, $21,945 paid for the preparation of Dr. Verwiel’s annual tax returns and included additional tax planning assistance pertaining to Dr. Verwiel’s move to the U.S. and departure tax calculation; in fiscal year 2008, $11,022 was paid for the preparation of Dr. Verwiel’s annual tax returns. In fiscal year 2009, Dr. Verwiel received relocation expenses of $70,880. A cash payment of $635,454 was made to Dr. Verwiel by Axcan Pharma in fiscal year 2008 in connection with his Supplemental Employee Retirement Plan, or SERP. In accordance with Dr. LeBeaut’s employment agreement, he received $50,000 for a signing bonus, a $35,000 tax assistance payment and a $42,000 special signing bonus in fiscal year 2008.

Mr. Franco received $16,175 in fiscal year 2009 and $36,998 in fiscal year 2008 in housing expenses. In fiscal year 2008, Mr. Franco received $18,117 in relocation expenses.

Grants of Plan-Based Awards

During fiscal year 2009, we granted Dr. Verwiel 155,666 RSUs in accordance with his employee agreement. For additional discussion of this grant, refer to “Compensation Discussion and Analysis for Axcan Intermediate Holdings in Fiscal year 2009—Compensation Elements—Long-Term Equity Incentives - Additional Equity Grants Following the February 2008 Transaction”.  The named executive officers currently do not receive annual grants of long-term equity incentive awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name and Principal Position	Grant Date	Threshold	Target	Maximum	Estimated Future Payouts Under Equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or Units (2)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)
Dr. Frank Verwiel President and Chief Executive Officer	--- 8/25/2009	---	$387,000	$774,000		155,666			$1,556,660
David Mims Executive Vice President and Chief Operating Officer		---	199,524	568,645
Steve Gannon Senior Vice President, Finance and Chief Financial Officer		---	149,033	410,792
Dr. Alexandre LeBeaut Senior Vice President and Chief Scientific Officer		---	191,000	530,025
Nicholas Franco Senior Vice President, International Commercial Operations		---	152,323	422,695

(1)
This column shows the potential non-equity incentive awards that are possible under the 2009 Incentive Plan, at the threshold, target and maximum levels of performance in fiscal year 2009. As discussed above in “Compensation Discussion and Analysis— Performance-Based Cash Incentives”, no incentive payments were to be paid under the Incentive Plan if both corporate fiscal and individual performance goals were not met. The target payments are based on achieving the 100% target level of performance for both corporate financial measures and individual performance measures. The maximum payments are based on the maximum incentive payments available to our named executive officers under the Incentive Plan as discussed above in “Compensation Discussion and Analysis”. The actual non-equity incentive awards are reflected in the Summary Compensation Table.

(2)	On August 25, 2009, Dr. Verwiel was awarded a one-time nonrecurring grant of RSUs, in consideration of the officer’s continued employment with us.

(3)
The value in this column reflects the full grant-date fair value calculated under the guidance issued by the FASB on stock compensation solely for awards granted during the 2009 fiscal year. The fair value of the stock option awards for financial reporting purposes likely will vary from the actual amount ultimately realized by the named executive officer based on a number of factors. These factors include our actual operating performance, common share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards as of the end of fiscal year 2009 for each of our named executive officers:

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(6)	Market Value of Shares or Units of Stock that Have Not Vested(7)
Dr. Frank Verwiel	64,000 (1)	256,000 (1)	160,000 (4)	$10.00	4/15/2018	77,833	$895,857.83
President and Chief Executive Officer	32,000 (2)	128,000 (2)	---	$11.00 (5)	4/15/2018

David Mims	41,000 (1)	164,000 (1)	102,500 (4)	$10.00	4/15/2018	36,194	$416,592.94
Executive Vice President and Chief Operating Officer	20,500 (2)	82,000 (2)	---	$11.00 (5)	4/15/2018

Steve Gannon	64,290 (3)	32,146 (3)	---	$0.01	4/15/2018
Senior Vice President, Finance and Chief Financial Officer	33,500 (1)	134,000 (1)	83,750 (4)	$10.00	4/15/2018
	16,750 (2)	67,000 (2)	---	$11.00 (5)	4/15/2018

Dr. Alexandre P. LeBeaut	23,000 (1)	92,000 (1)	57,500 (4)	$10.00	9/29/2018
Senior Vice President and Chief Scientific Officer	11,500 (2)	46,000 (2)	---	$11.00 (5)	9/29/2018

Nicholas Franco	23,000 (1)	92,000 (1)	57,500 (4)	$10.00	4/15/2018
Senior Vice President, International Commercial Operations	11,500 (2)	46,000 (2)	---	$10.00 (5)	4/15/2018

(1)
These values reflect the number vested and unvested time-based options granted to our named executive officers under the Management Equity Incentive Plan. Time-based options vest ratably on each of the first through fifth anniversaries of the date of grant, subject to the officer’s continued employment with us through each anniversary. These options will fully vest on April 15, 2013.

(2)
These values reflect the number of vested and unvested premium options granted to our named executive officers under the Management Equity Incentive Plan. Premium options vest ratably on each of the first through fifth anniversaries of the date of grant, subject to the officer’s continued employment with us through each anniversary. These options will fully vest on April 15, 2013.

(3)
This value represents the number of “penny options”, or options to purchase common stock of Holdings for $0.01, granted to Mr. Gannon, who resides and works in Canada, pursuant to his penny option grant agreement. Approximately one-third of the penny options immediately vested upon grant on April 15, 2008, one-third vested on August 25, 2009, and subject to his continued employment with us, the remainder of the penny options are scheduled to vest on August 25, 2010.

(4)
These values represent the number of performance-based options granted to our named executive officers under the Management Equity Incentive Plan. Under the terms of the Management Equity Incentive Plan, the amount of performance- based options that will vest is dependent upon the occurrence of a Liquidity Event (as defined in the Management Equity Incentive Plan) and the realization of certain profits by the Sponsor Funds and/or their affiliates as a result of such event(s), calculated by comparing the value of the cash or certain securities obtained in exchange for the equity of Holdings held by the Sponsor Funds and/or their affiliates to the Sponsor Funds’ initial investment in the February 2008 Transactions. Depending on these factors, all, none, or

(5)
one-half of the performance-based options held by our named executive officers may vest upon the occurrence of the Liquidity Event (as defined in the Management Equity Incentive Plan), subject to the officer’s continued employment with us on the date of the liquidity event.

For the premium options granted under the Management Equity Incentive Plan to Dr. Verwiel, Mr. Mims, Mr. Gannon and Dr. LeBeaut, the exercise price of these options increases at a 10.00% compound rate on each anniversary of the date of grant of such options until, with certain exceptions, the earlier of: (a) the exercise of such option; (b) the fifth anniversary of the grant date of such option; (c) a Liquidity Event (as defined in the Management Equity Incentive Plan) or (d) the occurrence of a Change in Control (as defined in the Management Equity Incentive Plan) of Axcan Holdings Inc. For Mr. Franco, any premium options granted to him under the Management Equity Incentive Plan will be subject to the terms of the French sub-plan, under which the premium options will not be subject to an increasing exercise price over time. Rather, any vested premium options held by Mr. Franco will be exercisable in a percentage equal to (i) the percentage of the premium options exercisable under the terms of the Management Equity Incentive Plan multiplied by (ii) the difference between the fair market value of one share of Holdings common stock on the exercise date and the exercise price of the premium option to be exercised if it had accreted in price under the terms of the Management Equity Incentive Plan divided by (iii) the difference between the fair market value of the share and the exercise price of $10.00.

(6)
These values represent the restricted stock units held by Dr. Verwiel and Mr. Mims that had not yet vested as of September 30, 2009. These RSUs are scheduled to vest on August 25, 2010. Vested RSUs shall be settled, with certain exceptions, on the earlier of: (1) four years from the date of grant, or April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).

(7)
Since there was no public market for shares of Holdings common stock at the end of fiscal year 2009, we determined the “market value” of the unvested RSUs by multiplying the number of such RSUs by $11.51, the value of one share of Holdings common stock on September 30, 2009 as determined by the Holdings Board.

Options Exercised and Stock Vested

The table below sets forth information on stock vested and value realized on vesting during fiscal year 2009. There were no options exercised by our named executive officers in fiscal year 2009.

	Stock Awards
Name & Principal Position	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Dr. Frank Verwiel	77,833	$895,857.83
President and Chief Executive Officer

David Mims	36,192(3)	$416,569.92
Executive Vice President and Chief Operating Officer

Steve Gannon	---	---
Senior Vice President, Finance and Chief Financial Officer

Dr. Alexandre LeBeaut	---	---
Senior Vice President and Chief Scientific Officer

Nicholas Franco	---	---
Senior Vice President, International Commercial Operations

(1)
The values in this column reflect the number of RSUs granted to Dr. Verwiel on August 25, 2009 where one-half vested immediately upon grant and for Mr. Mims, the second vesting tranche of his RSUs grant awarded on April 15, 2008. These vested RSUs will not be settled in Holdings common stock until the earlier of: (1) four years from the date of grant, or April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).

(2)	Represents the number of RSUs vested multiplied by $11.51, the fair market value of one share of Holdings common stock on the vesting date, as determined by the Holdings Board.

(3)
On August 25, 2009, 33.33% of RSUs granted to Mr. Mims on April 15, 2008 vested.  As a result of this vesting, he became obligated to submit to the Company an amount in cash (through a payroll deduction) to satisfy certain employment taxes arising under the Federal Insurance Contributions Act (the “FICA Obligation”). The Company, relying on Section 1.409A-3(j)(4)(vi) of the regulations under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), gave all employees the opportunity to elect to satisfy the FICA Obligation and certain related taxes with a commensurate number of vested RSUs, based upon the fair market value of these RSUs on the date of vesting, which was equal to $11.51 (the “Fair Market Value”). Mr. Mims settled 748 RSUs to satisfy the FICA Obligation and certain related taxes.

Employment Agreements and Potential Payments upon Certain Terminations

The following are descriptions of our employment agreements with our named executive officers in effect as of the end of fiscal year 2009. We have employment agreements with Dr. Verwiel, Mr. Mims, Mr. Gannon, Dr. LeBeaut and Mr. Franco, which contain severance and change of control provisions.  In addition, the Company’s Severance Plan, or the Severance Plan provides severance benefits in the event of certain terminations of the executive’s employment. The following narrative describes the terms of these various agreements.

Employment Agreement with Dr. Frank Verwiel

On May 16, 2008, we entered into an amended and restated employment agreement with Dr. Verwiel to continue his service as President and Chief Executive Officer of AIH, and to serve as President and Chief Executive Officer of Holdings and an officer of certain other subsidiaries of Holdings, including Axcan Intermediate Holdings Inc. The agreement has an initial five-year term beginning on February 25, 2008 that provides for automatic twelve-month extensions, beginning on February 25, 2013, unless either we or Dr. Verwiel give 60 days’ prior notice of termination.

Dr. Verwiel will receive a base salary at a rate no less than USD$645,000 per year, which shall be adjusted at our discretion. Although no annual bonus is guaranteed to Dr. Verwiel, Dr. Verwiel will have the opportunity to earn an annual cash bonus of 60% of his base salary for on-target performance, or Target Annual Bonus, with the possibility of achieving 120% of base salary for high achievement. In addition, if in any year Dr. Verwiel receives an annual cash bonus as described above, he will also be entitled to receive a Match Payment equal to one-half (1/2) the annual bonus payable with respect to such year.

In addition, Dr. Verwiel received a one-time nonrecurring grant of 640,000 options to purchase shares of Holdings under the Management Equity Incentive Plan. These Holdings Options will vest in accordance with our Management Equity Incentive Plan (described above) and have an initial exercise price of $10.00 per share.

We agreed to grant Dr. Verwiel a total of 233,500 restricted stock units. 77,834 of these RSUs were granted as fully vested on April 15, 2008; and an additional 155,666 RSUs were granted to Dr. Verwiel on August 25, 2009, half of which vested immediately upon grant and half of which will vest on August 25, 2010. Vested RSUs will be settled into Holdings common stock, with certain exceptions, upon the earlier of: (1) four years from the date of grant, April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).

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

Employment Agreement with David Mims

On June 3, 2008, we entered into an employment agreement with Mr. Mims to continue his service as Executive Vice President and Chief Operating Officer of AIH, and to serve as Executive Vice President and Chief Operating Officer of Holdings as well as an officer of certain other subsidiaries of Holdings, including Axcan Intermediate Holdings Inc. The agreement has an initial five-year term beginning on February 25, 2008 that provides for automatic twelve-month extensions, beginning on February 25, 2013, unless either we or Mr. Mims give 60 days’ prior notice of termination.

Mr. Mims will receive a base salary at a rate no less than $387,426 per year, which shall be adjusted at our discretion. Although no annual bonus is guaranteed to Mr. Mims, Mr. Mims will have the opportunity to earn an annual cash bonus of at least 45% (for fiscal year 2009, this bonus has been updated to 50% by the Holdings Board) of his base salary for on-target performance, or Target Annual Bonus, with the possibility of achieving 90% of base salary for high achievement.

In addition, Mr. Mims received a one-time nonrecurring grant of 410,000 options to purchase shares of Holdings under the Management Equity Incentive Plan. These Holdings Options will vest in accordance with our Management Equity Incentive Plan (as described above) and have an initial exercise price of $10.00 per share.

We also agreed to grant Mr. Mims a total of 108,578 restricted stock units. One-third of these RSUs vested immediately upon grant, one-third vested on August 25, 2009, and the remaining RSUs will vest on August 25, 2010. Vested RSUs will be settled into Holdings common stock, with certain exceptions, upon the earlier of: (1) four years from the date of grant, April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).

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

•
An amount equal to (a) two times his base salary in effect at the date of termination, plus (b) two times the amount of his Target Annual Bonus, which is 50% of Mr. Mims’ base salary. This amount will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of 24 months.

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

Employment Agreement with Steve Gannon

On July 3, 2008, we entered into an employment agreement with Mr. Gannon to continue his service to us as Senior Vice President, Finance and Chief Financial Officer of AIH, and to serve as Senior Vice President and Chief Financial Officer of Holdings as well as an officer of certain other subsidiaries of Holdings, including as Senior Vice President, Finance and Chief Financial Officer of Axcan Intermediate Holdings Inc. The agreement has an initial five-year term beginning on February 25, 2008 that provides for automatic twelve-month extensions, beginning on February 25, 2013, unless either we or Mr. Gannon give 60 days’ prior notice of termination.

Mr. Gannon will receive a base salary at a rate no less than CDN $338,550 per year, which shall be adjusted at our discretion. Although no annual bonus is guaranteed to Mr. Gannon, Mr. Gannon will also have the opportunity to earn an annual cash bonus of at least 45% (for fiscal year 2009, this bonus has been updated to 50%) of his base salary for on-target performance with the possibility of achieving 90% of base salary for high achievement.

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

Employment Agreement with Dr. Alexandre LeBeaut

On September 15, 2008, we entered into an employment agreement with Dr. LeBeaut, under which he agreed to serve as Senior Vice President and Chief Scientific Officer of Holdings and AIH. The agreement has an initial five-year term beginning on September 29, 2008 that provides for automatic twelve-month extensions, beginning on September 29, 2013, unless either we or Dr. LeBeaut give 60 days’ prior notice of termination.

Dr. LeBeaut will receive a base salary at a rate no less than $382,000 per year, which shall be adjusted at our discretion. Dr. LeBeaut will also have the opportunity to earn an annual cash bonus of at least 45% (for fiscal year 2009 updated to 50% by the Holdings Board) of his base salary for on-target performance.

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

We granted Dr. LeBeaut a $50,000 signing bonus, a $35,000 tax assistance payment and a $42,000 special signing bonus. In the event that Dr. LeBeaut’s employment is terminated prior to September 29, 2010 for any reason, other than if the Company terminates him without Cause or Dr. LeBeaut terminates for Good Reason, he must refund and pay the Company the full gross amount of the bonus and incentive payments. In addition, Dr. LeBeaut agreed to, and did, purchase 2,500 shares of Holdings common stock for an aggregate investment of $25,000, pursuant to a subscription agreement and Management Stockholders’ Agreement. For more details on these agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

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

Employment Agreement with Nicholas Franco

The employment agreement between the Company and Mr. Franco was effective as of December 20, 2007, and has an indefinite term. Mr. Franco’s employment agreement provides for gross annual compensation of 245,000 Euros, which shall be adjusted at our discretion at the end of each fiscal year. Mr. Franco is eligible to participate in any executive incentive program approved by the AIH Board, and his target annual incentive for fiscal year 2009 is 45% of his base salary, prorated based on time of service.

The employment agreement provides Mr. Franco could be entitled to certain severance benefits following termination of employment. If Mr. Franco is terminated at any time, he is entitled to an incentive bonus based on the target of what he would have earned for the full year, prorated for the time he served during that particular fiscal year. In the event that Mr. Franco is terminated due to or following a Change of Control (as defined in the agreement), he is entitled to receive an amount equal to the gross base compensation he received during the twelve months prior to the termination.

Potential Payments upon Certain Terminations or a Change in Control

This table shows the potential compensation that we would have had to pay to our named executive officers upon various termination of service scenarios. The table excludes certain amounts payable pursuant to plans that are available generally to all salaried employees and any payment of accrued base salary and vacation through the date of termination. For example, unless otherwise indicated, this table does not reflect amounts that may be payable upon a named executive officer’s termination under the Severance Plan, pursuant to which the February 2008 Transactions were deemed a “change of control”. The amounts shown assume that termination of employment was effective September 30, 2009. The amounts shown are only estimates of the amounts that would be payable to the named executive officers upon termination of employment and do not reflect tax positions we may have taken or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount, if any, an executive would receive if an eligible termination event were to occur.

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

	Severance Arrangements Assuming Termination of Service at the end of Fiscal year 2009
Name & Principal Position	Benefit Type	Termination with Cause or without Good Reason ($)	Termination without Cause or for Good Reason(1) ($)	Termination due to Death or Disability ($)	Change in Control(2) ($)
Dr. Frank Verwiel President and Chief Executive Officer	Severance Payment	—	$2,064,000	—	$2,064,000
	Bonus	—	—	—	—
	Benefits	—	29,852	—	29,852
	Value of Equity Award Acceleration(3),(5)	—	895,858	—	895,858

	Total	—	$2,989,710	—	$2,989,710
David Mims Executive Vice President and Chief Operating Officer	Severance Payment	—	$1,197,146	—	$1,197,146
	Bonus	—	—	—	—
	Benefits	—	25,376	—	25,376
	Value of Equity Award Acceleration(3),(5)	—	416,592	—	416,592

	Total	—	$1,639,114	—	$1,639,114
Steve Gannon Senior Vice President, Finance and Chief Financial Officer	Severance Payment	—	$444,000	—	$444,000(6)
	Bonus	—	—	—	— (6)
	Benefits	—	2,243	—	2,243(6)
	Value of Equity Award Acceleration(4),(5)	—	369,679	—	369,679

	Total	—	$815,922	—	$815,922
Dr. Alexandre LeBeaut Senior Vice President and Chief Scientific Officer	Severance Payment	—	573,000	—	573,000(7)
	Bonus	—	—	—	—(7)
	Benefits	—	19,032	—	19,032(7)
	Value of Equity Award Acceleration	—		—

	Total	—	$ 592,032	—	$ 592,032

Nicholas Franco Senior Vice President, International Commercial Operations	Severance Payment	—	—	—	338,495(8)
	Bonus	—	152,323	—	— 8)
	Benefits	—	—	—	— (8)
	Value of Equity Award Acceleration	—	—	—	—

	Total	—	$152,323	—	$ 338,495

(1)
The severance payments set forth in this column would have been paid to Dr. Verwiel and Mr. Mims, respectively, in equal installments over a period of 24 months in accordance with our standard payroll procedures and any benefits would be provided over a period of 24 months. For Mr. Gannon and Dr. LeBeaut, the severance payments set forth in this column would have been paid to him in equal installments over a period of 18 months in accordance with our standard payroll procedures and any benefits would be provided over a period of 18 months.

(2)
The severance payments set forth in this column would have been paid immediately upon termination to Dr. Verwiel, Mr. Mims, Mr. Gannon and Dr. LeBeaut. For Mr. Franco, the severance payments set forth in this column would have been paid in one lump sum no later than the March 15th following the year of termination. The determination of the form in which benefits would be paid to Mr. Franco would have been at our discretion.

(3)
This amount represents the value of the RSUs held by Dr. Verwiel and Mr. Mims, respectively, that would vest and settle upon Dr. Verwiel’s or Mr. Mims’ termination by us without cause, termination by the executive officer for good reason or termination by us due to a change-in-control at the end of fiscal year 2009. Upon such termination, Dr. Verwiel pursuant to his employment agreement, 77,833 RSUs would have vested and settled into shares of Holdings common stock upon such termination. For Mr. Mims, pursuant to his employment agreement, 36,194 RSUs would have vested and settled into shares of Holdings common stock

(4)
upon such termination. As of September 30, 2009, one share of Holdings common stock had a value of $11.51 according to the Holdings Board.

This amount represents the value of the penny options held by Mr. Gannon that would vest upon Mr. Gannon’s termination by us without cause, termination by the executive officer for good reason or termination by us due to a change-in-control at the end of fiscal year 2009. Upon such termination, 32,146 penny options held by Mr. Gannon would have vested. Each penny option held by Mr. Gannon had an exercise price of $0.01. As of September 30, 2009, one share of Holdings common stock had a value of $11.51 according to the Holdings Board.

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

(6)
Upon Mr. Gannon’s termination in connection with a change of control under the Severance Plan, if applicable, he would have received a severance payment of $364,389, bonus payment of $165,155, and benefits of $1,841. The bonus payment is the average of his annual cash incentive award for fiscal year 2008 and fiscal year 2009. Since the Holdings Board would not have approved the annual cash incentive award on September 30, 2009, we have assumed that Mr. Gannon would receive his fiscal year 2009 on-target bonus under the Incentive Plan, which would amount to $148,033.

(7)
Upon Dr. LeBeaut’s termination in connection with a change of control under the Severance Plan, if applicable, he would have received a severance payment of $411,385, bonus payment of $191,000, and benefits of $13,664. The bonus payment is the target incentive award amount for fiscal year 2009. Dr. LeBeaut did not receive an incentive award in fiscal year 2008. Since the Holdings Board would not have approved the annual cash incentive award on September 30, 2009, we have assumed that Dr. LeBeaut would receive his fiscal year 2009 on-target bonus under the Incentive Plan, which would amount to $191,000.

(8)
Upon Mr. Franco’s termination in connection with a change of control under the Severance Plan, if applicable, he would have received a severance payment of $390,571, bonus payment of $169,498, and benefits of $6,205. The bonus payment is the average of his annual cash incentive award for fiscal year 2008 and fiscal year 2009. Since the Holdings Board would not have approved the annual cash incentive award on September 30, 2009, we have assumed that Mr. Franco would receive his fiscal year 2009 on-target bonus under the Incentive Plan, which would amount to $152,322.

Director Compensation

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

The following table sets forth information with respect to the ownership as of September 30, 2009 for (a) each person known by us to own beneficially more than a 5% equity interest in Holdings, (b) each member of our Board of Directors, (c) each member of Holdings’ board of directors, (d) each of our named executive officers (who are also the named executive officers of Holdings), and (e) all of our and Holdings’ executive officers and directors as a group. We have 100 shares of common stock outstanding, all of which are owned indirectly by Holdings. Share amounts indicated below reflect beneficial ownership, through Holdings, by such entities or individuals of these 100 shares of Axcan Intermediate Holdings Inc.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities with respect to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o Axcan Intermediate Holdings Inc., 22 Inverness Center Parkway, Suite 310, Birmingham, AL USA 35242.

Name and Address of Beneficial Owner	Beneficial Ownership of Common Shares	Percentage Owned
TPG Capital(1)	69.91	69.91%
Banc of America Capital Investors V, L.P.(2)	8.35	8.35%
Société Générale de Financement du Québec(3)	6.26	6.26%
HSBC(4)	5.22	5.22%
OMERS Capital Partners Inc.(5)	5.22	5.22%
Alberta Investment Management Corp.(6)	4.17	4.17%
Dr. Frank Verwiel	*	*
David Mims	*	*
Steve Gannon	*	*
Nicholas Franco	*	*
Richard Tarte	*	*
Darcy Toms	*	*
Martha Donze	*	*
Dr. Fred Cohen(7)	69.91	69.91%
Geoff Lieberthal(7)	69.91	69.91%
Dr. Heather Preston(7)	69.91	69.91%
Todd Sisitsky(7)	69.91	69.91%
All executive officers and directors as a group (12 people)	0.39	0.39%

*       Represents less than one percent or one share, as applicable.

(1)
Axcan Intermediate Holdings Inc. shares shown as beneficially owned by TPG Capital reflect an aggregate of the following record ownership: (i) 30,854,198.80 shares of Holdings held by TPG Partners V, L.P., (ii) 80,715.00 shares of Holdings held by TPG FOF V-A, L.P., (iii) 65,086.20 shares of Holdings held by TPG FOF V-B, L.P. and (iv) 2,500,000.00 shares of Holdings held by TPG Biotechnology Partners II, LP. The address of TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(2)
Axcan Intermediate Holdings Inc. shares shown as beneficially owned by Banc of America Capital Investors V, L.P. through its investment in TPG Axcan Co-Invest II, LLC reflect the following record ownership: 4,000,000 shares of Holdings held by Banc of America Capital Investors V, L.P. The address of Banc of America Capital Investors V, L.P. is 100 North Tryon Street, 25th floor, Attention: Scott R. Poole, Charlotte, NC 28255.

(3)	Axcan Intermediate Holdings Inc. shares shown as beneficially owned by Société Générale de Financement du Quebec through its

(4)
investment in TPG Axcan Co-Invest, LLC reflect the following record ownership: 3,000,000 shares of Holdings held by SGF Bio-Pharma Capital Inc. The address of Société Générale de Financement du Québec is 600 de la Guichetière West, Suite 1500, Montreal, Quebec, Canada, H3B 4L8.

Axcan Intermediate Holdings Inc. shares shown as beneficially owned by HSBC through its investment in TPG Axcan Co-Invest, LLC reflect an aggregate of the following record ownership:(i) 2,100,000 shares held by HSBC Equity Partners USA, L.P. and (ii) 400,000 shares held by HSBC Private Equity Partners II USA, LP. The address of HSBC is 452 Fifth Avenue, 14th floor, Attention: Andrew Trigg, New York, NY 10018.

(5)
Axcan Intermediate Holdings Inc. shares shown as beneficially owned by OMERS Capital Partners Inc. through its investment in TPG Axcan Co-Invest, LLC reflect the following record ownership: 2,500,000 shares of Holdings held by OCP API Holdings, Inc. The address of OMERS Capital Partners Inc. is Royal Bank Plaza, South Tower, Suite 2010, 200 Bay Street, Toronto, Ontario, Canada, M5J 2J2.

(6)
Axcan Intermediate Holdings Inc. shares shown as beneficially owned by Alberta Investment Management Corp. through its investment in TPG Axcan Co-Invest, LLC reflect an aggregate of the following record ownership: (i) 1,140,000 shares of Holdings held by GP08GV (General) Ltd. and (ii) 860,000 shares of Holdings held by GP08PX (General) Ltd. The address of Alberta Investment Management Corp. is 9515-107 Street, 340 Terrace Building, Edmonton, Alberta, Canada, T5K 2C3.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the shares of Holdings common stock that may be issued upon the exercise of options and rights (including restricted stock units) under all of our existing equity compensation plans as of September 30, 2009, including the Management Equity Incentive Plan and certain individual arrangements between us and our employees. The table below does not include shares of Holdings common stock that may be issued to certain of our employees as incentive awards correlated to our performance under the Axcan Holdings Inc. Employee Long Term Incentive Plan, since we cannot predict the value, if any, of such awards or whether any of our employees will elect to receive shares of Holdings common stock in lieu of cash awards under such plan. All of our shares are owned by MidCo and we do not have any equity compensation plans under which shares of our common stock are granted.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Plan Category
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	4,999,595(2)	$10.34(3)	108,932
Total	4,999,595	$10.34	108,932

(1)
Since our indirect parent Holdings is owned primarily by the Sponsor and the majority of members of the Holdings Board are affiliated with the Sponsor, the Holdings Board, and not the Holdings stockholders, have approved all decisions related to equity-based compensation, including the approval of the Management Equity Incentive Plan and individual compensation arrangements with our executive officers.

(2)
This amount includes 3,724,375 shares of Holdings common stock issuable under the Management Equity Incentive Plan, 802,226 shares of Holdings common stock issuable upon the settlement of Restricted Stock Unit (RSUs) awards granted to certain of our employees and 472,994 shares of Holdings common stock issuable upon the exercise of penny options, or options to purchase Holdings Common Stock for $0.01, granted to certain of our employees.

(3)
The weighted-average exercise price reflects the exercise price of all options to purchase Holdings common stock issued under the Management Equity Incentive Plan and does not reflect the exercise price of the RSUs awards or penny option awards, which have exercise prices of $0 and $0.01, respectively.

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

Registration Rights Agreement

We have entered into a registration rights agreement with Holdings and the stockholders of Holdings, including investment funds associated with our Sponsor and certain members of our management. The registration rights agreement contains customary demand and piggyback registration rights. The agreement also requires Holdings and us to indemnify each holder of registrable securities and certain of their affiliates against liability arising from any violation of the securities laws by Holdings or us or any material misstatements or omissions made by Holdings or us in connection with a public offering.

Management Agreement

We have entered into a management agreement with Holdings and our Sponsor, pursuant to which our Sponsor will provide management and other advisory services to us. In consideration for ongoing management and other advisory services, the management agreement requires us to pay our Sponsor an annual management fee of $750,000 and to reimburse our Sponsor for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that our Sponsor will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor of our Sponsor and its affiliates.

In addition, on December 16, 2009, we entered into an agreement with our Sponsor to clarify our indemnification obligations with respect to the Sponsor and its affiliates. The agreement clarifies that we have the primary obligation to indemnify the Sponsor and its affiliates for expenses and indemnification obligations that we provide to our officers and directors and those of Holdings.

Director Independence

We are a privately held corporation. As discussed in Item 10 above, no current director of our Board is deemed to be “independent” under our previously adopted independence standards. See “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

During the periods indicated, Raymond Chabot Grant Thornton LLP, and its affiliates, the Company’s independent registered public accounting firm and principal accountant, billed the fees set forth below.

	Fiscal Year ended September 30, 2009 (Successor)	Initial seven-month period ended September 30, 2008 (Successor)	Five-month period ended February 25, 2008 (Predecessor)
Audit Fees (1)	$908,858	$81,565	$44,169
Audit-Related Fees (2)	308,777	60,666	369,990
Tax Fees (3)	244,003	141,027	71,844
All Other Fees (4)	21,451	-	-
Total Fees	1,483,089	$283,258	$486,003

(1)
Audit Fees billed during the periods indicated represented fees for the following services: audit of the Company’s (or the predecessor company’s) annual financial statements, reviews of the Company’s (or the predecessor company’s) quarterly financial statements, audit of the financial statements of certain subsidiaries and other services normally provided in connection with statutory and regulatory filings. An amount of $627,494 of fees invoiced during the fiscal year ended September 30, 2009, pertained to audit  fees related to the prior period financial statements of the Successor and Predecessor.

(2)
Audit-Related Fees billed during the periods indicated represented fees for the following services: issue of consent and comfort letters and other services provided in conjunction with financing transactions and consultations on accounting matters. An amount of $276,936 of fees invoiced during the fiscal year ended September 30, 2009, pertained to audit-related fees for financing transactions involving the prior period financial statements of the Successor and Predecessor.

(3)	Tax Fees billed during the periods indicated represented fees for the following services: compliance, transfer-pricing studies and other tax consultation.

(4)	Performance of agreed-upon procedures with respect to a royalty sales schedule.

We do not have an audit committee and as such, the audit committee of Axcan Holdings Inc., our indirect parent, performs the duties of an audit committee, including the review and pre-approval of fees paid to and services performed by Raymond Chabot Grant Thornton LLP.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       Financial Statements
The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8-Financial Statements and Supplementary Data.”

(b)    Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is presented in the consolidated financial statements and the notes thereto in Item 8 above.

(c)       Exhibits

Refer to the Index to Exhibits immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mont-Saint-Hilaire, Province of Quebec, Canada, on December 17, 2009.

AXCAN INTERMEDIATE HOLDINGS INC.

Date	By:	/s/
Name: Steve Gannon
Title: Senior Vice President, Finance, Chief Financial Officer and Treasurer

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/s/ Frank Verwiel, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2009

/s/ Steve Gannon	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	December 17, 2009

/s/ David W. Mims	Executive Vice President, Chief Operating Officer and Director	December 17, 2009

/s/ Martha Donze	Vice President, Administration, Assistant Secretary and Director	December 17, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of Axcan Intermediate Holdings Inc. (f/k/a Atom Intermediate Holdings Inc.), as amended (Exhibit 3.1 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
3.2	By-laws of Axcan Intermediate Holdings Inc. (Exhibit 3.2 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
4.1
Senior Secured Notes Indenture, dated as of February 25, 2008, between Axcan Intermediate Holdings Inc., the Guarantors listed therein and The Bank of New York, as Trustee, relating to the 9.25% Senior Secured Notes due 2015 (Exhibit 4.1 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.2
Supplemental Indenture, dated as of December 19, 2008, among Axcan EU LLC and The Bank of New York Mellon, as trustee, supplementing the Senior Secured Notes Indenture dated as of February 25, 2008 (Exhibit 4.1 to Axcan Intermediate Holdings Inc. Form 10-Q filed February 13, 2009).

4.3
Senior Notes Indenture, dated as of May 6, 2008, between Axcan Intermediate Holdings Inc., the Guarantors listed therein and The Bank of New York, as Trustee, relating to the 12.75% Senior Notes due 2016 (Exhibit 4.2 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.4
Supplemental Indenture, dated as of December 19, 2008, among Axcan EU LLC and The Bank of New York Mellon, as trustee, supplementing the Senior Notes Indenture dated as of May 6, 2008 (Exhibit 4.2 to Axcan Intermediate Holdings Inc. Form 10-Q filed February 13, 2009).

4.5	Form of 9.25% Senior Secured Notes due 2015 (included in the Senior Secured Notes Indenture filed as Exhibit 4.1 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
4.6	Form of 12.75% Senior Notes due 2016 (included in the Senior Notes Indenture filed as Exhibit 4.2 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
4.7
Registration Rights Agreement, dated as of February 25, 2008, by and between Axcan Intermediate Holdings Inc., the Guarantors named therein and Banc of America Securities LLC, HSBC Securities (USA) Inc., RBC Capital Markets Corporation (Exhibit 4.5 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.8
Registration Rights Agreement, dated as of May 6, 2008, by and between Axcan Intermediate Holdings Inc., the Guarantors named therein and Banc of America Securities LLC, HSBC Securities (USA) Inc., RBC Capital Markets Corporation (Exhibit 4.6 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.9
Parallel Debt Agreement, dated as of February 25, 2008, between Axcan LuxCo 1 S.àr.l. and Axcan LuxCo 2 S.àr.l and The Bank of New York, relating to the Senior Secured Notes Indenture (Exhibit 4.12 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.10
Parallel Debt Agreement, dated as of May 6, 2008, between Axcan LuxCo 2 S.àr.l. and Axcan LuxCo 2 S.àr.l and The Bank of New York, relating to the Senior Notes Indenture (Exhibit 4.13 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.11
Pledge Agreement, dated as of February 25, 2008, between Axcan Intermediate Holdings Inc., as Pledgor, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Axcan LuxCo 1 S.àr.l., as Company (Exhibit 4.14 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.12
Pledge Agreement, dated as of February 25, 2008, between Axcan Intermediate Holdings Inc., as Pledgor, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Axcan LuxCo 2 S.àr.l., as Company (Exhibit 4.15 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

Exhibit No.	Exhibit
4.13
Deed of Pledge of Membership Rights, dated February 25, 2008, between Axcan Intermediate Holdings Inc. and Axcan US LLC, as Pledgors, and Bank of America, N.A., as Pledgee, and Axcan Coöperatieve U.A., as Coop (Exhibit 4.16 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.14
Pledge and Security Agreement, dated as of February 25, 2008, between certain subsidiaries of Axcan Intermediate Holdings Inc. identified therein, as Grantors, and Bank of America, N.A., as Administrative Agent (Exhibit 4.17 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.15
Supplement No.1, dated as of December 5, 2008, to the Pledge and Security Agreement dated as of February 25, 2008 among Axcan Intermediate Holdings Inc., as the Parent Borrower, Axcan US Partnership 1 LP, as the Co-Borrower, Axcan MidCo Inc., as Holdings, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined therein) (Exhibit 4.3 to Axcan Intermediate Holdings Inc. Form 10-Q filed February 13, 2009).

4.16
Pledge Agreement, dated as of February 25, 2008, between Axcan LuxCo 2 S.àr.l., as Pledgor, Bank of America, N.A., as Administrative and Collateral Agent, and Axcan Nova Scotia 1 ULC, as Company (Exhibit 4.18 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.17	Deed of Hypothec in favor of Bank of America, N.A., dated as of February 25, 2008 (Exhibit 4.19 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
4.18	Debenture, dated as of February 25, 2008 (Exhibit 4.20 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
4.19
Pledge of Debentures, dated as of February 25, 2008, between Axcan Pharma Inc. and the Secured Parties (as defined therein) (Exhibit 4.21 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.1
Management Services Agreement, dated as of February 21, 2008, by and among Axcan Holdings Inc., Axcan Intermediate Holdings Inc. and TPG Capital, L.P. (Exhibit 10.1 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.2
Joinder to Management Services Agreement, dated as of February 25, 2008, by and among TPG Capital, L.P., Axcan Pharma Inc. and Axcan US Partnership 1 LP (Exhibit 10.2 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.3+
Exclusive Development/License/Supply Agreement, dated May 16, 2000, between Eurand S.p.A. (f/k/a Eurand International S.p.A.) and Axcan Pharma US, Inc. (f/k/a Axcan Scandipharm Inc.), as amended by Amendment No. 1, dated March 23, 2007 (Exhibit 10.5 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.4+
Finished Product Supply Agreement, dated October 8, 2003, by and between Sanofi-Aventis U.S. LLC (successor in interest of Aventis Pharmaceuticals Inc.) and Axcan Pharma Inc., as amended by Amendment No. 1, dated August 2, 2008 (Exhibit 10.6 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.5+	Manufacturing Services Agreement, dated October 1, 2003, between Patheon Inc. and Axcan Pharma Inc. (Exhibit 10.7 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
10.6+	Supply Agreement, dated May 7, 2004, between Paddock Laboratories, Inc. and Axcan Pharma Inc. (Exhibit 10.8 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
10.7
Credit Agreement, dated as of February 25, 2008, between Axcan Intermediate Holdings Inc., as Parent Borrower, Axcan US Partnership 1 LP, as Co-borrower, Axcan MidCo Inc., as Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto (Exhibit 10.9 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.8
Guaranty, dated as of February 25, 2008, among Axcan MidCo Inc., Axcan Intermediate Holdings Inc., Axcan US Partnership 1 LP, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.10 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

Exhibit No.	Exhibit
10.9
Supplement No.1, dated as of December 5, 2008, to the Guaranty dated as of February 25, 2008 among Axcan MidCo Inc., Axcan Intermediate Holdings Inc., Axcan US Partnership 1 LP, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to Axcan Intermediate Holdings Inc. Form 10-Q filed February 13, 2009).

10.10†
Amendment and Restatement of Employment Agreement between Axcan Pharma Inc., Axcan Pharma US, Inc., Axcan Holdings Inc. and Dr. Frank A.G.M. Verwiel, dated May 16, 2008 (Exhibit 10.11 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.11†
Employment Agreement between Axcan Pharma Inc., Axcan Pharma US, Inc., Axcan Holdings Inc. and David Mims, dated June 3, 2008 (Exhibit 10.12 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.12†
Employment Agreement between Axcan Pharma Inc., Axcan Pharma US, Inc., Axcan Holdings Inc. and Steve Gannon, dated July 3, 2008 (Exhibit 10.13 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.13†
Employment Agreement between Axcan Pharma Inc., Axcan Pharma US, Inc., Axcan Holdings Inc. and Alexandre P. LeBeaut, dated September 15, 2008 (Exhibit 10.14 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.14†	Employment Agreement between Axcan Pharma Inc. and Nicholas Franco, dated October 5, 2007 (Exhibit 10.15 to Axcan Intermediate Holdings Inc. Form S-4/A filed November 7, 2008).
10.15†	Axcan Pharma Inc. Severance Pay Plan (Exhibit 10.16 to Axcan Intermediate Holdings Inc. Form S-4/A filed November 12, 2008).
10.16†	Axcan Holdings Inc. Management Equity Incentive Plan (Exhibit 10.17 to Axcan Intermediate Holdings Inc. Form S-4/A filed November 12, 2008).
10.17†	Axcan Pharma Inc. Incentive Compensation Plan for Executives (Exhibit 10.18 to Axcan Intermediate Holdings Inc. Form S-4/A filed November 12, 2008).
10.18†	Form of Axcan Holdings Inc. Management Stockholders’ Agreement (Exhibit 10.19 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
10.19†	Form of Restricted Stock Unit Grant Agreement between Axcan Holdings Inc. and U.S. Grantee (Exhibit 10.20 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
10.20†	Form of Restricted Stock Unit Grant Agreement between Axcan Holdings Inc. and French Grantee (Exhibit 10.21 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
10.21†	Form of Penny Option Grant Agreement between Axcan Holdings Inc. and Optionee (Exhibit 10.22 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).
10.22†	Axcan Holdings Inc. Employee Long Term Incentive Plan. (Exhibit 102.3 to Axcan Intermediate Holdings Inc. Form 10-K filed December 22, 2008).
10.23†*
Amendment to Employment Agreements dated as of December 31, 2008 between Axcan Pharma Inc., Axcan Pharma US, Inc. and Axcan Holdings Inc. and each of Dr. Frank A.G.M. Verwiel (amending the Employment Agreement dated May 16, 2008), Steven R. Gannon (amending the Employment Agreement dated July 3, 2008), David W. Mims (amending the Employment Agreement dated June 3, 2008) and Alexandre P. LeBeaut (amending the Employment Agreement dated September 15, 2008)

10.24*	Advancement and Indemnification Rights Letter Agreement dated December 16, 2009 between TPG Capital, L.P. and Axcan Holdings Inc.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Axcan Intermediate Holdings Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits marked with an asterisk (*) are filed herewith.
+ This Exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and have been marked by the following symbol: [ ** ].
† Denotes management contract or compensatory plan or arrangement

Amendment to Employment Agreements

WHEREAS, Axcan Pharma Inc. (“Axcan”), Axcan Pharma US, Inc. (“Axcan US”), and Axcan Holdings Inc. (“Parent,” and together with Axcan and Axcan US, the “Company”), are party to the following employment agreements, attached hereto as Exhibits A through C (each an “Employment Agreement” and together, the “Employment Agreements”):

A.  Employment Agreement with Dr. Frank A.G.M. Verwiel, dated May 16, 2008;

B.  Employment Agreement with Steven R. Gannon, dated July 3, 2008;

C.  Employment Agreement with David W. Mims, dated June 3, 2008;

D.  Employment Agreement with Alexandre P. LeBeaut , dated September 29, 2008;

WHEREAS, each of Dr. Frank A.G.M. Verwiel, Steven R. Gannon , David W. Mims and Alexandre P. LeBeaut  are herein referred to as an “Executive”, and together, the “Executives”; and

WHEREAS, each of the Employment Agreements provides that certain payments and benefits upon a termination of employment with the Company or its affiliates shall be subject to and conditioned upon the executive’s execution and delivery of a valid and effective general release and waiver (the “Release”); and

WHEREAS, the Company has determined that such provisions as drafted could, in certain circumstances, provide the Executive with the ability to, by either signing or delaying the signing of the Release, elect a different taxable year in which amounts due as a result of a termination of the Executive’s employment, if any, shall become payable; and

WHEREAS, each of the Employment Agreements provides that it may be amended only by an instrument in writing signed by the parties thereto.

IT IS AGREED , that each of the Employment Agreements be and is hereby amended with respect to any obligation to execute a Release to provide as follows:

Notwithstanding anything to the contrary in the Employment Agreement, with respect to any obligation to sign a general release and waiver as a condition of the receipt of any payments or benefits thereunder, such general release and waiver must be executed by the Executive within 30 days after the date of termination of the Executive’s employment and any payment that would otherwise have been made or any benefit that would have otherwise been provided and that is conditioned upon the execution and effectiveness of the general release and waiver shall not be made or provided until the 40th day following the date of such termination of employment, subject to the execution and effectiveness of the general release and waiver but without regard to the date upon which the general release and waiver was executed, except to the extent permitted by Section 409A of the Internal Revenue Code of 1986, as amended .

*           *           *           *           *           *

IN WITNESS WHEREOF, the parties have executed this Amendment, effective as of December 31, 2008.

DR. FRANK A.G.M. VERWIEL /s/ Dr. Frank A.G.M.Verwiel	AXCAN PHARMA INC. /s/ Name: Title:

STEVEN R. GANNON /s/ Steven R. Gannon	AXCAN PHARMA US, INC. /s/ Name: Title:
DAVID W. MIMS /s/ David W. Mims	AXCAN HOLDINGS INC. /s/ Name: Title:
ALEXANDRE P. LEBEAUT /s/ Alexandre P. LeBeaut