Form 10-Q
period 2009-12-31
Axcan Intermediate Holdings Inc.
filed 2010-02-10
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Commission File Number 333-153896

AXCAN INTERMEDIATE HOLDINGS INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or organization)	74-3249870 (I.R.S. Employer Identification No.)

22 Inverness Center Parkway Suite 310 Birmingham, AL (Address of Principal Executive Offices)	35242 (Zip Code)

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
Yes                                No [X]  (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time).
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
Yes           No [X]

As of February 9, 2010, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Axcan MidCo Inc.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)

	December 31, 2009	September 30, 2009
	(unaudited)

Assets	$	$
Current assets
Cash and cash equivalents	132,391	126,435
Accounts receivable, net	71,672	57,124
Accounts receivable from the parent company (Note 14)	306	306
Income taxes receivable	1,486	3,391
Inventories, net (Note 3)	49,377	44,706
Prepaid expenses and deposits	3,122	2,868
Deferred income taxes	15,262	15,852
Total current assets	273,616	250,682
Property, plant and equipment, net (Note 4)	38,470	39,344
Intangible assets, net (Note 5)	405,166	421,290
Goodwill	165,568	165,823
Deferred debt issue expenses, net of accumulated amortization of $10,413 ($9,168 as at September 30, 2009)	24,166	25,411
Deferred income taxes	11,638	12,052
Total assets	918,624	914,602
Liabilities
Current liabilities
Accounts payable and accrued liabilities	107,426	87,684
Income taxes payable (Note 9)	2,215	2,493
Installments on long-term debt (Note 7)	-	30,708
Deferred income taxes	1,167	137
Total current liabilities	110,808	121,022
Long-term debt (Note 7)	592,946	582,586
Other long-term liabilities	9,497	9,448
Deferred income taxes	34,979	37,782
Total liabilities	748,230	750,838
Shareholders’ Equity
Capital Stock (Note 10)
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as at December 31, 2009, and September 30, 2009	1	1
Deficit	(288,340)	(297,658)
9.05% Note receivable from the parent company (Note 14)	(133,154)	(133,154)
Additional paid-in capital	619,195	619,053
Accumulated other comprehensive loss	(27,308)	(24,478)
Total shareholders’ equity	170,394	163,764
Total liabilities and shareholders’ equity	918,624	914,602

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements

On behalf of the Board,

Director	Director

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Statements of Operations

(in thousands of U.S. dollars)
(unaudited)

	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008
	$	$
Net product sales	110,132	104,108
Cost of goods sold (a)	26,628	25,454
Selling and administrative expenses (a) (Note 8)	32,239	32,005
Management fees (Note 14)	855	163
Research and development expenses (a)	8,426	7,050
Depreciation and amortization	16,693	14,473
Total operating expenses	84,841	79,145
Operating income	25,291	24,963
Financial expenses (Note 8)	16,197	19,325
Interest income	(148)	(223)
Loss (gain) on foreign currencies	(15)	130
Total other expenses	16,034	19,232
Income before income taxes	9,257	5,731
Income tax expense (benefit)	(189)	598
Net income	9,446	5,133

(a) Excluding depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Shareholders’ Equity and Comprehensive Income

(in thousands of U.S. dollars, except share related data)
(unaudited)

	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008
Common shares (number)
Balance, beginning and end of period	100	100
	$	$
Common shares
Balance, beginning and end of period	1	1
Deficit
Balance, beginning of period	(297,658)	(289,264)
Dividends paid	(128)	-
Net income	9,446	5,133
Balance, end of period	(288,340)	(284,131)
Additional paid-in capital
Balance, beginning of period	619,053	617,255
Stock-based compensation expense	1,476	1,330
Foreign currencies translation adjustments	-	(47)
Stock-based compensation plans redemption	(271)	-
Provision on interest receivable from the parent company	(3,037)	(3,037)
Interest income from the parent company, net of taxes of $1,063 ($1,062 in 2008)	1,974	1,975
Balance, end of period	619,195	617,476
9.05% Note receivable from the parent company
Balance, beginning and end of period	(133,154)	(133,154)
Accumulated other comprehensive loss
Balance, beginning of period	(24,478)	(29,168)
Hedging contracts fair value adjustments, net of taxes of $42 ($130 in 2008)	(78)	(242)
Foreign currencies translation adjustments	(2,752)	5,829
Balance, end of period	(27,308)	(23,581)
Total shareholders' equity	170,394	176,611
Comprehensive income
Other comprehensive income (loss)	(2,830)	5,587
Net income	9,446	5,133
Total comprehensive income	6,616	10,720
Accumulated other comprehensive loss
Amounts related to foreign currencies translation adjustments	(27,237)	(23,634)
Amounts related to hedging contracts fair value adjustments	(71)	53
Accumulated other comprehensive loss	(27,308)	(23,581)

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Cash Flows

(in thousands of U.S. dollars)
(unaudited)

	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008
	$	$
Cash flows from operating activities
Net income	9,446	5,133
Non-cash items
Non-cash financial expenses	1,762	1,758
Depreciation and amortization	16,693	14,473
Stock-based compensation expenses	1,476	1,330
Loss on disposal and write-down of assets	25	11
Foreign currencies fluctuations	(479)	(1,638)
Change in fair value of derivatives	(516)	897
Deferred income taxes	(1,370)	1,325
Changes in working capital items
Accounts receivable	(14,901)	(9,032)
Accounts receivable from the parent company	-	(713)
Income taxes receivable	1,734	9,744
Inventories	(4,868)	1,875
Prepaid expenses and deposits	(264)	(2)
Accounts payable and accrued liabilities	20,114	12,167
Income taxes payable	(338)	1,653
Net cash provided by operating activities	28,514	38,981
Cash flows from investing activities
Acquisition of property, plant and equipment	(1,129)	(1,298)
Acquisition of intangible assets	-	(10)
Net cash used in investing activities	(1,129)	(1,308)
Cash flows from financing activities
Repayment of long-term debt	(20,865)	(2,188)
Stock-based compensation plans redemption	(271)	-
Dividends paid	(128)	-
Net cash used in financing activities	(21,264)	(2,188)
Foreign exchange loss on cash held in foreign currencies	(165)	(1,109)
Net increase in cash and cash equivalents	5,956	34,376
Cash and cash equivalents, beginning of period	126,435	56,105
Cash and cash equivalents, end of period	132,391	90,481
Additional information
Interest received	148	249
Interest paid	1,947	3,137
Income taxes received	2,372	16,761
Income taxes paid	1,856	4,401

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

1.       Governing Statutes, Description of Business and Basis Presentation

Axcan Intermediate Holdings Inc., a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware and its subsidiaries (together the “Company”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary, of all of the outstanding common shares of Axcan Pharma Inc., a company incorporated under the Canada Business Corporation Act. On February 25, 2008, the Company, pursuant to a Plan of Arrangement dated November 29, 2007, and through a wholly-owned indirect subsidiary, completed the acquisition of all common shares of Axcan Pharma Inc. at a price of $23.35 per share. The Company is involved in the research, development, production and distribution of pharmaceutical products mainly in the field of gastroenterology.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars, the reporting currency and prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the requirements of the Securities and Exchange Commission for reporting on Form 10Q. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2009. When necessary, the financial statements include amounts based on informed estimates and best judgment of management. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operation for the periods shown. Certain prior period amounts have been reclassified to conform to the current period presentation. All intercompany transactions and balances have been eliminated on consolidation. The Company has evaluated significant events through February 10, 2010, the date of issuance of these financial statements.

2.      Recently Issued Accounting Standards

In January 2010, the FASB amended the existing authoritative guidance on disclosures on fair value measurements and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure of the roll forward of activity in Level 3 measurements on a gross basis would be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the revised guidance on its consolidated financial statements.

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

In June 2009, the FASB amended the existing authoritative guidance on consolidation regarding variable interest entities for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. According to the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of the revised guidance on its consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

2.      Recently Issued Accounting Standards (continued)

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for fiscal years and interim periods ended after June 15, 2009, and will be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB amended the guidance for investments in debt and equity securities on determining whether impairment for investments in debt securities is other than temporary and requires additional interim and annual disclosure of other-than-temporary impairments in debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security prior to recovery and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

2.	Recently Issued Accounting Standards (continued)

In March 2008, the FASB amended the guidance on disclosure requirements related to derivative instruments and hedging activities. The new guidance requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Pursuant to the new guidance, enhanced disclosures are required about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements (see Note 12).

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

In December 2007, the FASB issued guidance related to collaborative arrangements. The guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008, and shall be retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended the guidance on consolidation to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the new guidance requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, the guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, because the Company has wholly-owned subsidiaries.

In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is effective for fair-value measurements already required or permitted by other guidance for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued guidance, that deferred the effective date of the guidance for fair value measurement for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued guidance which clarifies the application of the guidance on fair value measurements in determining the fair value of a financial asset when the market for that asset is not active. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. On October 1, 2008, the Company adopted the guidance on fair value measurements for financial assets and liabilities. The adoption of the guidance on fair value measurements for financial assets and liabilities carried at fair value did not have a material impact on the Company’s consolidated financial statements (see Note 13). On October 1, 2009, the Company adopted the guidance on fair value measurements for non-financial assets and liabilities. The adoption of the guidance on fair value measurements for non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

3.	Inventories

	December 31, 2009	September 30, 2009
	$	$
Raw material and packaging material	10,223	8,416
Work in progress	922	886
Finished goods, net of reserve for obsolescence of $3,610 ($4,159 on September 30, 2009)	38,232	35,404
	49,377	44,706

4.	Property, Plant and Equipment

		December 31, 2009
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,266	-	2,266
Buildings	22,807	3,326	19,481
Furniture and equipment	7,986	2,598	5,388
Computer equipment	16,095	5,875	10,220
Leasehold and building improvements	1,232	117	1,115
	50,386	11,916	38,470

		September 30, 2009
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,276	-	2,276
Buildings	22,739	2,931	19,808
Furniture and equipment	8,321	2,598	5,723
Computer equipment	15,218	4,805	10,413
Leasehold and building improvements	1,181	57	1,124
	49,735	10,391	39,344

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

5.	Intangible Assets

		December 31, 2009
	Cost	Accumulated amortization	Net
	$	$	$

Trademarks, trademark licenses and manufacturing rights with a finite life	489,728	84,562	405,166

		September 30, 2009
	Cost	Accumulated amortization	Net
	$	$	$

Trademarks, trademark licenses and manufacturing rights with a finite life	491,411	70,121	421,290

6.	Segmented Information

The Company operates in a single field of activity, the pharmaceutical industry.

The Company operates in the following geographic areas:

	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008
	$	$
Revenue
United States
Domestic sales	83,776	78,096
Foreign sales	1,378	1,069
Canada
Domestic sales	8,867	8,773
Foreign sales	-	47
European Union
Domestic sales	14,024	13,584
Foreign sales	1,840	2,355
Other	247	184
	110,132	104,108

Revenue is attributed to geographic areas based on the country of origin of the sales.

	December 31, 2009	September 30, 2009
	$	$
Property, plant, equipment and intangible assets
Canada	324,532	333,001
United States	39,572	44,448
European Union	79,532	83,185
	443,636	460,634

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

6.	Segmented Information (continued)

	December 31, 2009	September 30, 2009
	$	$
Goodwill
Canada	61,887	61,887
United States	91,400	91,400
European Union	12,281	12,536
	165,568	165,823

7.      Long-term Debt

	December 31, 2009	September 30, 2009
	$	$
Senior notes secured by substantially all of the present and future assets of the Company, bearing interest at 9.25% and maturing in March 2015	225,865	225,764

Term loans of $138,823,000 at December 31, 2009, ($159,688,000 at September 30, 2009), $88,823,000 ($109,688,000 at September 30, 2009) bearing interest at the one-month British Banker Association LIBOR (0.23% as at December 31, 2009, and 0.25% as at September 30, 2009) and $50,000,000 bearing interest at the three-month British Banker Association LIBOR (0.25% as at December 31, 2009, and 0.28% as at September 30, 2009), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2014, subject to interest rate swap agreements as further disclosed in Note 12
	134,244	154,779
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	232,837	232,751
	592,946	613,294
Installments due within one year	-	30,708
	592,946	582,586

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

7.      Long-term Debt (continued)

The Company also obtained a Credit Facility for a total amount of $290,000,000 composed of available term loans totaling $175,000,000 and of a revolving credit facility of $115,000,000 (“Credit Facility”). The Credit Facility bears interest at a variable rate available composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at December 31, 2009, $175,000,000 of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as disclosed in Note 12. The Credit Facility requires the Company to meet certain financial covenants, which were met as at December 31, 2009. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ended September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions. Pursuant to the annual excess cash flow requirements for the fiscal year 2009 defined in the credit agreement, the Company was required to prepay $17,583,000 of outstanding term loans in the first quarter of fiscal year 2010. As allowed by the credit agreement, the prepayment has been applied to the remaining scheduled installments of principal in direct order of maturity.

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

Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$

2010	-
2011	11,948
2012	20,781
2013	80,938
2014	25,156
Thereafter	463,000
601,823
Unamortized original issuance discount	8,877
592,946

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

8.     Financial Information Included in the Consolidated Operations

a)	Financial expenses

	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008
	$	$

Interest on long-term debt (including amortization of original issuance discount of $516 for 2009 and 2008)	14,811	16,576
Interest and bank charges	102	438
Interest rate swaps	(96)	897
Financing fees	135	172
Amortization of deferred debt issue expenses	1,245	1,242
	16,197	19,325

b)	Other information

	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008
	$	$
Rental expenses	904	626
Shipping and handling expenses	1,616	2,541
Advertizing expenses	3,897	3,632
Depreciation of property, plant and equipment	2,004	1,367
Amortization of intangible assets	14,689	13,106
Stock-based compensation expense	1,476	1,330
Transaction and integration costs	416	1,096

c)	Employee benefit plan

A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. During the three-month period ended December 31, 2009, the Company charged to operations contributions to the plan totaling $216,401 ($96,457 for the three-month period ended December 31, 2008).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

9.       Income Taxes

Effective October 1, 2007, the Company adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations and a cumulative effect adjustment to the opening balance of retained earnings was not necessary. As at December 31, 2009, the Company had unrecognized tax benefits of $10,896,000 ($10,409,000 as at September 30, 2009) of which $9,515,000 would be treated as a reduction of Goodwill and $1,381,000 would favorably impact the Company’s effective tax rate if subsequently recognized.

The following table presents a summary of the changes to unrecognized tax benefits:

	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008
	$	$
Balance, beginning of period	10,409	10,446
Additions based on tax positions related to the current year	7	8
Additions for tax positions of prior years	506	394
Reductions for tax positions of prior years	(26)	(1,285)
Balance, end of period	10,896	9,563

The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at September 30, 2009, the Company had accrued $648,868 for interest relating to income tax matters. As at December 31, 2009, the company had accrued $768,507 for interest relating to income tax matters. There were no amounts recorded for penalties as at December 31, 2009.

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

As at December 31, 2009, and September 30, 2009, the Company had a provision of $2,097,000 for income taxes on the undistributed earnings of the Company’s foreign subsidiaries that the Company does not intend to indefinitely reinvest.

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

Special equity grant

In April 2008, the indirect parent company approved the Restricted Stock Unit grant agreement and the penny option grant agreement (collectively “Equity Grant Agreements”) pursuant to which a one-time grant of equity-based awards of either restricted stock units (“RSUs”) or options to purchase shares of common stock of the indirect parent company for a penny (“Penny Options”) was made to certain employees of the Company. A maximum of 1,343,348 shares of common stock of the indirect parent company are issuable with respect to the special grants. As a result of the option to allow the recipients to elect to have an amount withheld that is in excess of the required minimum withholding under the current tax law, the special grants will be accounted for as liability awards. As a liability award, the fair value on which the expense is based is remeasured each period based on the estimated fair value and the final expense will be based on the fair value of the shares on the date the award is settled. The RSUs and Penny Options expire no later than four years and ten years from the date of grant. One third of the granted RSUs and Penny Options vested immediately on date of grant; one third vested on August 25, 2009, and the remainder shall vest on August 25, 2010.

The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10 each, equal to the share price at the date of grant. As at December 31, 2009, there were 1,228,343 outstanding RSUs and Penny Options (1,275,220 as at September 30, 2009) of which 820,342 (851,490 as at September 30, 2009) were vested.

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

The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable as of December 31, 2009, the value of the awards to be expensed by the Company would range between $5,625,000 and $6,750,000 depending on the level of return expected to be realized by the majority shareholders.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

11.       Financial Instruments

Interest rate risk

The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 12, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing.

Currencies risk

The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company does not use derivative instruments to reduce its exposure to foreign currencies risk. As at December 31, 2009, the financial assets totaling $203,708,000 ($183,252,000 as at September 30, 2009) include cash and cash equivalents and accounts receivable for CAN$4,817,000, 18,539,000 Euros and 1,500,000 Swiss francs respectively (CAN$3,525,000, 19,014,000 Euros and 2,000,000 Swiss francs as at September 30, 2009). As at December 31, 2009, the financial liabilities totaling $700,372,000 ($700,978,000 as at September 30, 2009) include accounts payable and accrued liabilities and long-term debt of CAN$7,242,000 and 8,136,000 Euros respectively (CAN$11,432,000 and 8,044,000 Euros as at September 30, 2009).

Credit risk

As at December 31, 2009, the Company had $98,533,000 ($98,630,000 as at September 30, 2009) of cash with one financial institution.

Fair value of the financial instruments on the balance sheet

The estimated fair value of the financial instruments is as follows:

	December 31, 2009		September 30, 2009
	Fair value	Carrying amount	Fair value	Carrying amount
	$	$	$	$
Assets
Cash and cash equivalents	132,391	132,391	126,435	126,435
Accounts receivable from the parent company	306	306	306	306
Accounts receivable, net	71,011	71,011	56,511	56,511
Liabilities
Accounts payable and accrued liabilities	107,426	107,426	87,684	87,684
Long-term debt	636,169	592,946	649,689	613,294

The following methods and assumptions were used to calculate the estimated fair value of the financial instruments on the balance sheet.

a)	Financial instruments for which fair value is deemed equivalent to carrying amount

The estimated fair value of certain financial instruments shown on the consolidated balance sheet is equivalent to their carrying amount. These financial instruments include cash and cash equivalents, accounts receivable, net, accounts receivable from the parent company, accounts payable and accrued liabilities.

b)	Long-term debt

The fair value of the long-term debt bearing interest at fixed rates has been established according to market prices obtained from a large U.S. financial institution. The fair value of the term loan is estimated to be equal to book value mainly due to the variable nature of its interest rate.

12.	Derivates and Hedging Activities

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

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three-month period ended December 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Effective March 3, 2008, the Company entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115,000,000 of variable-rate debt under its secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, the Company’s two interest rate swaps were designated as effective hedges of cash flows. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates and a realignment of the Company’s LIBOR rate election on its debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting. On December 1, 2008, the Company redesignated its $50,000,000 notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. The Company’s $65,000,000 notional interest rate swap matured in February 2009. Effective March 2009, the Company entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. As of December 31, 2009, the Company had two interest rate swaps with a combined notional amount of $63,000,000 that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps was 1.91%.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve-month period ending December 31, 2010, the Company estimates that an additional $109,000 of amounts presently classified in Accumulated Other Comprehensive Income will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2009, and September 30, 2009.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Operations as at December 31, 2009.

Tabular disclosure of fair values of derivative instruments

		Liability Derivatives
		December 31, 2009	September 30, 2009
	Balance sheet location	Fair value	Fair value
Derivatives designated as hedging instruments			$
Interest rate swaps	Other long-term liabilities	214	610
Total derivatives designated as hedging instruments		214	610

Tabular disclosure of the effect of derivative instruments for the three-month period ended December 31, 2009

	Location in the Consolidated Financial Statements	For the three-month period ended December 31, 2009
Interest rate swaps in cash flow hedging relationships		$
Loss recognized in other comprehensive income on derivatives (effective portion), net of tax of $165	OCI	(306)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(351)

Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	447
Interest rate swaps not designated as hedging instruments
Loss recognized in income on derivatives	Financial expenses	-

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

Financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2009, and September 30, 2009 are summarized below:

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at December 31, 2009
	$	$	$	$
Liabilities
Derivative financial instruments	-	214	-	214

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at September 30, 2009
	$	$	$	$
Liabilities
Derivative financial instruments	-	610	-	610

Derivative financial instruments consist of interest rate swap agreements as more fully described in Note 12 and are measured at fair value based on observable market interest rate curves as of the measurement date.

14.	Related Party Transactions

As at December 31, 2009, and September 30, 2009, the Company had a note receivable from its parent company amounting to $133,154,000. During the three-month period ended December 31, 2009, the Company earned interest income on the note amounting to $1,974,000 net of taxes amounting to $1,063,000 ($1,975,000 net of taxes amounting to $1,063,000 during the three-month period ended December 31, 2008) The accumulated related interest on the note receivable from the parent company amounting to $18,115,000 as at December 31, 2009, ($15,078,000 as at September 30, 2009) has been recorded in the Shareholder’s equity section of the consolidated balance sheet. As at December 31, 2009, the Company also recorded an account receivable from the parent company amounting to $306,000 ($306,000 as at September 30, 2009).

During the three-month period ended December 31, 2009, the Company recorded management fees from a controlling shareholding company amounting to $855,000 ($163,000 during the three-month period ended December 31, 2008). As at December 31, 2009, the Company accrued fees payable to a shareholding company amounting to $802,000 ($436,000 as at September 30, 2009).

During the three-month period ended December 31, 2009, the Company paid a dividend to its parent company amounting to $128,000.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

15.	Condensed Consolidating Financial Information

As of December 31, 2009, the Company had outstanding $228,000,000 aggregate principal amount of the Senior Secured Notes. The Secured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors as at December 31, 2009, and September 30, 2009, the condensed consolidating statements of operations for the three-month period ended December 31, 2009, and three-month period ended December 31, 2008, and the condensed consolidating statement of cash flows for the three-month period ended December 31, 2009, and the three-month period ended December 31, 2008.

Condensed Consolidating Balance Sheet as at December 31, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	62	101,497	30,282	-	132,391
Accounts receivable, net	25	55,878	15,769	-	71,672
Accounts receivable from the parent company	42	264	-	-	306
Short-term intercompany receivables	18,415	1,135	21	(19,571)	-
Income taxes receivable	(1,966)	3,452	-	-	1,486
Inventories, net	-	41,447	7,930	-	49,377
Prepaid expenses and deposits	-	2,518	604	-	3,122
Deferred income taxes	-	14,202	1,060	-	15,262
Total current assets	16,578	220,393	56,216	(19,571)	273,616
Property, plant and equipment, net	-	29,619	8,851	-	38,470
Intangible assets	-	334,485	70,681	-	405,166
Investment in subsidiaries	(216,217)	799,349	78,175	(661,307)	-
Intercompany advances	868,274	105,914	664,349	(1,638,537)	-
Goodwill	-	153,287	12,281	-	165,568
Deferred debt issue expense, net	22,282	1,884	-	-	24,166
Deferred income taxes	3,093	5,321	3,224	-	11,638
Total assets	694,010	1,650,252	893,777	(2,319,415)	918,624
Liabilities
Current liabilities
Accounts payable and accrued liabilities	18,064	77,767	11,595	-	107,426
Income taxes payable	1,480	(584)	1,319	-	2,215
Short-term intercompany payables	-	18,512	1,059	(19,571)	-
Deferred income taxes	-	1,170	(3)	-	1,167
Total current liabilities	19,544	96,865	13,970	(19,571)	110,808
Long-term debt	515,231	77,715	-	-	592,946
Intercompany advances	10,061	1,545,089	83,387	(1,638,537)	-
Other long-term liabilities	1,129	8,368	-	-	9,497
Deferred income taxes	(22,349)	60,257	(2,929)	-	34,979
Total liabilities	523,616	1,788,294	94,428	(1,658,108)	748,230
Shareholders’ Equity
Capital stock
Common shares	1	21,020	744,331	(765,351)	1
Preferred shares	-	78,175	-	(78,175)	-
Retained earnings (deficit)	(288,340)	(225,412)	56,285	169,127	(288,340)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	619,195	15,483	687	(16,170)	619,195
Accumulated other comprehensive loss	(27,308)	(27,308)	(1,954)	29,262	(27,308)
Total shareholders’ equity	170,394	(138,042)	799,349	(661,307)	170,394
Total liabilities and shareholders’ equity	694,010	1,650,252	893,777	(2,319,415)	918,624

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

15.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Balance Sheet as at September 30, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	702	41,859	83,874	-	126,435
Accounts receivable, net	-	41,151	15,973	-	57,124
Accounts receivable from the parent company	42	264	-	-	306
Short-term intercompany receivables	5,857	5,803	364	(12,024)	-
Income taxes receivable	-	3,383	8	-	3,391
Inventories, net	-	39,162	5,688	(144)	44,706
Prepaid expenses and deposits	-	2,289	579	-	2,868
Deferred income taxes	588	14,960	304	-	15,852
Total current assets	7,189	148,871	106,790	(12,168)	250,682
Property, plant and equipment, net	-	29,846	9,498	-	39,344
Intangible assets, net	-	347,604	73,686	-	421,290
Investments in subsidiaries	(231,940)	782,206	-	(550,266)	-
Intercompany advances	898,272	128,793	669,195	(1,696,260)	-
Goodwill	-	153,287	12,536	-	165,823
Deferred debt issue expense, net	23,371	2,040	-	-	25,411
Deferred income taxes	3,962	4,653	3,437	-	12,052
Total assets	700,854	1,597,300	875,142	(2,258,694)	914,602
Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,091	71,305	11,432	(144)	87,684
Income taxes payable	3,425	(940)	8	-	2,493
Installments on long-term debt	12,939	17,769	-	-	30,708
Short-term intercompany payables	4,795	6,206	1,023	(12,024)	-
Deferred income taxes	588	257	(708)	-	137
Total current liabilities	26,838	94,597	11,755	(12,168)	121,022
Long-term debt	510,755	71,831	-	-	582,586
Intercompany advances	19,224	1,593,115	83,921	(1,696,260)	-
Other long-term liabilities	262	9,186	-	-	9,448
Deferred income taxes	(19,989)	60,511	(2,740)	-	37,782
Total liabilities	537,090	1,829,240	92,936	(1,708,428)	750,838
Shareholders’ Equity
Capital stock
Common shares	1	21,034	745,398	(766,432)	1
Retained earnings (deficit)	(297,658)	(242,700)	37,332	205,368	(297,658)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	619,053	14,204	611	(14,815)	619,053
Accumulated other comprehensive loss	(24,478)	(24,478)	(1,135)	25,613	(24,478)
Total shareholders’ equity	163,764	(231,940)	782,206	(550,266)	163,764
Total liabilities and shareholders’ equity	700,854	1,597,300	875,142	(2,258,694)	914,602

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

15.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the three-month period ended December 31, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$

Net product sales	-	95,023	16,106	(997)	110,132
Cost of goods sold	-	22,549	5,076	(997)	26,628
Selling and administrative expenses	343	24,401	7,495	-	32,239
Management fees	855	-	-	-	855
Research and development expenses	-	7,707	719	-	8,426
Depreciation and amortization	-	14,611	2,082	-	16,693
Total operating expenses	1,198	69,268	15,372	(997)	84,841
Operating income (loss)	(1,198)	25,755	734	-	25,291
Financial expenses	14,957	28,661	1,960	(29,381)	16,197
Interest expense (income)	(12,469)	(1,995)	(15,065)	29,381	(148)
Loss (gain) on foreign currencies	6,717	(4,664)	(139)	(1,929)	(15)
Total other expenses (income)	9,205	22,002	(13,244)	(1,929)	16,034
Income (loss) before income taxes	(10,403)	3,753	13,978	1,929	9,257
Income taxes expense (benefit)	(3,641)	3,841	(389)	-	(189)
Equity in earnings in subsidiaries	16,208	16,296	-	(32,504)	-
Net income	9,446	16,208	14,367	(30,575)	9,446

Condensed Consolidating Operations for the three-month period ended December 31, 2008

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Revenue	-	87,984	17,450	(1,326)	104,108
Cost of goods sold	-	17,929	8,599	(1,074)	25,454
Selling and administrative expenses	1,299	23,238	7,468	-	32,005
Management fees	163	-	-	-	163
Research and development expenses	-	6,868	182	-	7,050
Depreciation and amortization	-	12,943	1,530	-	14,473
	1,462	60,978	17,779	(1,074)	79,145
Operating income (loss)	(1,462)	27,006	(329)	(252)	24,963
Financial expenses	16,136	32,770	1,682	(31,263)	19,325
Interest income	(16,810)	(155)	(14,521)	31,263	(223)
Loss on foreign currencies	-	29	101	-	130
	(674)	32,644	(12,738)	-	19,232
Income (loss) before income taxes	(788)	(5,638)	12,409	(252)	5,731
Income taxes (benefit)	(29,122)	31,806	(2,086)	-	598
Equity in earnings (loss) in subsidiaries	(23,201)	14,243	-	8,958	-
Net income (loss)	5,133	(23,201)	14,495	8,706	5,133

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

15.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash Flows for the three-month period ended December 31, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(12,285)	19,713	21,086	-	28,514
Cash flows from investing activities
Acquisition of property, plant and equipment	-	(1,100)	(29)	-	(1,129)
Intercompany advances	29,998	22,879	(5,328)	(47,549)	-
Investments in subsidiaries	-	-	(68,000)	68,000	-
Net cash provided by (used in) investing activities	29,998	21,779	(73,357)	20,451	(1,129)
Cash flows from financing activities
Repayment of long-term debt	(8,791)	(12,074)	-	-	(20,865)
Stock-based compensation plans redemption	(271)	-	-	-	(271)
Intercompany advances	(9,163)	(37,852)	(534)	47,549	-
Dividends paid	(128)	-	-	-	(128)
Issue of shares	-	68,000	-	(68,000)	-
Net cash provided by (used in) financing activities	(18,353)	18,074	(534)	(20,451)	(21,264)
Foreign exchange gain (loss) on cash held in foreign currencies	-	72	(237)	-	(165)
Net increase (decrease) in cash and cash equivalents	(640)	59,638	(53,042)	-	5,956
Cash and cash equivalents, beginning of period	702	41,859	83,874	-	126,435
Cash and cash equivalents, end of period	62	101,497	30,832	-	132,391

Condensed Consolidating Cash Flows for the three-month period ended December 31, 2008

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(8,814)	155,816	(108,021)	-	38,981
Cash flows from investing activities
Acquisition of property, plant and equipment	-	(1,097)	(201)	-	(1,298)
Acquisition of intangible assets	-	-	(10)	-	(10)
Intercompany advances	2,058	(46,050)	16,784	27,208	-
Net cash provided by (used in) investing activities	2,058	(47,147)	16,573	27,208	(1,308)
Cash flows from financing activities
Repayment of long-term debt	(1,111)	(1,077)	-	-	(2,188)
Intercompany advances	8,379	(56,800)	75,629	(27,208)	-
Net cash provided by (used in) financing activities	7,268	(57,877)	75,629	(27,208)	(2,188)
Foreign exchange loss on cash held in foreign currencies	-	(271)	(838)	-	(1,109)
Net increase (decrease) in cash and cash equivalents	512	50,521	(16,657)	-	34,376
Cash and cash equivalents, beginning of period	21	26,181	29,903	-	56,105
Cash and cash equivalents, end of period	533	76,702	13,246	-	90,481

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

16.       Subsequent Event

In June 2007, the Company initiated a lawsuit under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE. On January 5, 2010, a settlement arrangement was entered into with certain of these defendants pursuant to which an amount of $5,750,000 was paid to the Company.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this Quarterly Report. The results of operations for the three-month periods ended December 31, 2009, and December 31, 2008, reflect the results of operations for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms "Axcan", "Company", "we", "us" and "our" refer to Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part 2, Item 1A of this Quaterly Report and “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009,.  Actual results may differ materially from those contained in any forward-looking statements.

Overview

Our Business

We are a specialty pharmaceutical company focused on marketing and selling pharmaceutical products used in the treatment of a variety of gastrointestinal, or GI, diseases and disorders. Our mission is to improve the quality of care and health of patients suffering from gastrointestinal diseases and disorders by providing effective therapies for patients and caregivers.

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

We use a “pull-through” marketing approach that is typical of pharmaceutical companies. Under this approach, our sales representatives actively promote our portfolio by demonstrating the features and benefits of our products to physicians and, in particular, gastroenterologists who may prescribe our products for their patients. The patients, in turn, take the prescriptions to pharmacies to be filled. The pharmacies then place orders, directly or through buying groups, with the wholesalers, to whom we sell our products.

Our expenses are comprised primarily of selling and administrative expenses (including marketing expenses), cost of goods sold (including royalty payments to those companies from which we license some of our commercialized products), research and development expenses, financial expenses as well as depreciation and amortization.

Since 2005, some U.S. wholesalers have changed their business model from one depending on drug price inflation to a fee-for-service arrangement, whereby manufacturers pay wholesalers a fee for inventory management and other services. These fees typically are a percentage of the wholesaler’s purchases from the manufacturer or a fixed charge per item or per unit. The fee-for-service approach results in wholesalers’ compensation being more stable and volume-based as opposed to price-increase based. As a result of the move to a fee-for-service business model, many wholesalers are no longer investing in inventory ahead of anticipated price increases and have reduced their inventories from their historical levels. As a consequence of the new model, manufacturers now realize the benefit of price increases more rapidly in return for paying wholesalers for the services they provide, on a fee-for-service basis. Fees resulting from distribution services agreements, or DSAs, are deducted from gross sales.  We have DSAs in place with our three largest U.S. wholesalers since the first quarter of fiscal year 2009.

FINANCIAL OVERVIEW FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2009

This discussion and analysis is based on our audited annual consolidated financial statements and the related notes thereto reported under U.S. generally accepted accounting principles (“GAAP”). For a description of our products, see the section entitled “Business Products” in Item 1, Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission.

For the three-month period ended December 31, 2009, net product sales was $110.1 million ($104.1 million in three-month period ended December 31, 2008), operating income was $25.3 million ($24.9 million in three-month period ended December 31, 2008) and net income was $9.4 million ($5.1 million in three-month period ended December 31, 2008). Net product sales in the United States were $85.2 million (77.4 % of net product sales) for the three-month period ended December 31, 2009, compared to $79.2 million (76.1% of net product sales) for the corresponding period of the preceding fiscal year. In Canada, net product sales were $8.9 million (8.1% of net product sales) for the three-month period ended December 31, 2009, compared to $8.8 million (8.5% of net product sales) for the corresponding period of the preceding fiscal year. In the European Union, net product sales were $15.8 million (14.4% of net product sales) for the three-month period ended December 31, 2009, compared to $15.9 million (15.3% of net product sales) for the corresponding period of the preceding fiscal year.

Financial highlights

(in millions of U.S. dollars)	December 31, 2009	September 30, 2009
	$	$
Total assets	918.6	914.6
Long-term debt (a)	592.9	613.3
Shareholders’ equity	170.4	163.8

(a)	Including the current portion

(in millions of U.S. dollars)	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008
	$	$
Net product sales	110.1	104.1
EBITDA (1)	42.0	39.3
Adjusted EBITDA (1)	46.2	41.9
Net income	9.4	5.1

(1) A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the three-month periods ended December 31, 2009, and 2008 is as follows:

(in millions of U.S. dollars)	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008
	$	$
Net income	9.4	5.1
Financial expenses	16.2	19.3
Interest income	(0.1)	(0.2)
Income taxes expense (benefit)	(0.2)	0.6
Depreciation and amortization	16.7	14.5
EBITDA d)	42.0	39.3
Transaction, integration, refinancing costs and nonrecurring payments to third parties a)	1.8	1.1
Management fees b)	0.9	0.2
Stock-based compensation expense c)	1.5	1.3
Adjusted EBITDA d)	46.2	41.9

a)
Represents integration and refinancing costs related to non recurring transactions, payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.

c)	Represents stock-based employee compensation expense under the provisions of FASB guidance.

d)
EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and credit facility further described in the section “Liquidity and Capital Resources—Long-term Debt and New Senior Secured Credit Facility”. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indentures and credit facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Overview of results of operations

(in millions of U.S. dollars)	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008	Change
	$	$	$	%
Net product sales	110.1	104.1	6.0	5.8
Cost of goods sold (a)	26.6	25.5	1.1	4.3
Selling and administration expenses(a)	32.2	32.0	0.2	0.6
Management fees	0.9	0.2	0.7	350.0
Research and development expenses (a)	8.4	7.0	1.4	20.0
Depreciation and amortization	16.7	14.5	2.2	15.2
	84.8	79.2	5.6	7.1
Operating income	25.3	24.9	0.4	1.6
Financial expenses	16.2	19.3	(3.1)	(16.1)
Interest income	(0.1)	(0.2)	0.1	50.0
Loss on foreign currency	-	0.1	(0.1)	(100.0)
	16.1	19.2	(3.1)	(16.1)
Income before income taxes	9.2	5.7	3.5	61.4
Income taxes expenses (benefits)	(0.2)	0.6	(0.8)	(133.3)
Net income	9.4	5.1	4.3	84.3

(a)	Exclusive of depreciation and amortization

Net product sales

For the three-month period ended December 31, 2009, net product sales were $110.1 million compared to $104.1 million for the corresponding period of the preceding year, an increase of 5.8%.

This increase was primarily derived from higher sales in the United States, which amounted to $85.2 million for the three-month period ended December 31, 2009, compared to $79.2 million for the corresponding period of the preceding fiscal year, an increase of 7.6%. The increase in sales in the United States is mainly due to the combined effect of price increases on our products announced during the previous fiscal year, a change in prescription rates for these products compared to the previous year and a slight increase in the wholesaler inventory level. This increase was partially offset by increases in sales deductions as well as the decrease in sale of certain of our URSO branded products resulting from the entry on the U.S. market of a generic versions of URSO 250 and URSO FORTE following their approval by the Office of Generic Drugs on May 13, 2009. Net product sales also included the revenue earned on sales of our authorized generic ursodiol product. On July 2, 2009, Axcan and Prasco Laboratories announced that they had entered into an agreement under which Prasco would market and sell an authorized generic of URSO 250 and URSO FORTE in the U.S. market. At the time, we also announced a price increase for our URSO products in the United States. Despite measures taken to defend our URSO franchise in this market, we expect future sales to continue to decline.

Net product sales in the European Union decreased 0.6%, from $15.9 million for the corresponding period of the preceding fiscal year, to $15.8 million for the three-month period ended December 31, 2009. The decline in sales resulted principally from a decrease in sales of our LACTEOL products as a result of seasonal fluctuations in the infant diarrheal market offset by the positive impact of currency fluctuations compared to the preceding year as the value of the Euro improved against the U.S. dollar by 11.3%.

Net product sales in Canada increased 1.1%, from $8.8 million for the corresponding period of the preceding fiscal year, to $8.9 million for the three-month period ended December 31, 2009. The increase in sales resulted mostly from the positive impact of currency fluctuations compared to the corresponding period of the preceding year as the value of the Canadian dollar improved against the U.S. dollar by 8.7%.  This increase was partially offset by a decrease in sales of our SALOFALK products.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

(in millions of U.S. dollars)	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008	Change
	$	$	$	%
Gross product sales	145.3	122.4	22.9	18.7
Gross-to-net product sales adjustments
Product returns	1.3	1.1	0.2	18.2
Chargebacks	14.8	5.3	9.5	179.2
Contract rebates	14.6	8.6	6.0	69.8
DSA fees	1.8	0.9	0.9	100.0
Discounts and other allowances	2.7	2.4	0.3	12.5
Total gross-to-net product sales adjustments	35.2	18.3	16.9	92.3
Total net product sales	110.1	104.1	6.0	5.8

Product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances totalled $35.2 million (24.2% of gross product sales) for the three-month period ended December 31, 2009, and $18.3 million (15.0% of gross product sales) for the corresponding period of the preceding fiscal year. The increase in total deductions as a percentage of gross product sales was partly due to an increase of 5.9% in chargebacks and 3.0% in contract rebates. The increase in chargebacks and contract rebates is primarily due to the fact that we have fixed price contracts with certain third-party payors which, as a result of price increases announced during the preceding fiscal year, result in a greater rebate as a percentage of sales being awarded under those contracts. Additionaly, during the three-month period ended December 31, 2009, we recorded an additional reserve of $3.9 million for chargebacks and rebates related liabilities related to our URSO franchise to reflect the estimated impact of updated pricing and contracting activities. Estimated chargebacks and rebates are recorded at the time revenue is recognized and are based on the latest information available at that time, including estimated inventory levels in the distribution channel.

In addition, in May 2009, the Company entered into an agreement with the Department of Defense, or DOD, to remain eligible for inclusion on the DOD’s formulary and pursuant to which the Company agreed to pay rebates under the TRICARE retail pharmacy program. The Company began accounting for these rebates in the third quarter of fiscal year 2009. Under the contracting process it initiated in 2009, the DOD  further  sought to claim rebates from a large number of pharmaceutical manufacturers, including the Company,  on all prescriptions of covered  drugs filled under TRICARE for prior periods, starting as and  from January 28, 2008. The DOD’s right to claim rebates for these periods prior its rulemaking and contracting initiative was challenged in a lawsuit instituted on behalf of pharmaceutical manufacturers. During the three-month period ended December 31, 2009, an additional provision of $1.6 million was recorded to account for the potential unfavourable judicial decision in this lawsuit.

Deductions also increased due to increases in DSA fees resulting from new DSA agreements signed with two additional U.S. wholesalers during the previous fiscal year.

Cost of goods sold

Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing costs. We outsource most of our manufacturing requirements. For the three-month period ended December 31, 2009, cost of goods sold increased $1.1 million (4.3%) to $26.6 million from $25.5 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the three-month period ended December 31, 2009, decreased as compared to the three-month period ended December 31, 2008, from 24.5% to 24.2% due to product mix.

Selling and administrative expenses

Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the three-month period ended December 31, 2009, selling and administrative expenses increased $0.2 million (0.6%) to $32.2 million from $32.0 million for the corresponding period of the preceding fiscal year. This increase in selling and administrative expenses is mainly due to an increase in our supporting programs as well as in the sales force headcount which was increased in May 2009. This increase was partially offset by a decrease in distribution costs.

Management fees

Management fees consist of fees and other charges associated with the management services agreement between TPG and Axcan Holdings Inc., the indirect parent company of Axcan Intermediate Holdings Inc. For the three-month period ended December 31, 2009, management fees increased $0.7 million to $0.9 million from $0.2 million for the corresponding period of the preceding fiscal year as these fees were previously not allocated to the subsidiaries of Axcan Holdings Inc.

Research and development expenses

Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the three-month period ended December 31, 2009, research and development expenses increased $1.4 million (20.0%) to $8.4 million, from $7.0 million for the corresponding period of the preceding fiscal year. This increase is mainly due to the development work on pancreatic enzyme products.

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three-month period ended December 31, 2009, depreciation and amortization increased $2.2 million (15.2%) to $16.7 million from $14.5 million for the corresponding period of the preceding fiscal year. The increase for the period is due to the reduction of the remaining amortizable life of some intangible assets to periods ranging from 6 months to 14 years, in the third quarter of fiscal year 2009.

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the three-month period ended December 31, 2009, financial expenses decreased $3.1 million (16.1%) to $16.2 million from $19.3 million for the corresponding period of the preceding fiscal year. The decrease in financial expenses is mainly due to the change in the fair value of derivatives of $0.9 million and a reduction of the interest on long-term debt of $1.8 million.

Interest income

For the three-month period ended December 31, 2009, total interest income decreased to $0.1 million from $0.2 million for the corresponding period of the preceding fiscal year due to lower interest rates in spite of increase in the cash and cash equivalents.

Income taxes

For the three-month period ended December 31, 2009, income taxes benefits amounted to $0.2 million, compared to income taxes expenses of $0.6 million for the corresponding period of the preceding fiscal year. The effective tax rate was minus 2.04% for the three-month period ended December 31, 2009, compared to 10.44% for the three-month period ended December 31, 2008. The effective tax rate for the three-month period ended December 31, 2009, is affected by a number of elements, the most important being the tax benefit arising from a financing structure. The difference between our effective income tax rate and the statutory income tax rate is summarized as follows:

(in thousands of U.S. dollars)	For the three-month period ended December 31 2009		For the three-month period ended December 31 2008
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	3.2	35.00	2.0
Increase (decrease) in taxes resulting from:
Change in promulgated rates	0.79	0.1	-	-
Difference with foreign tax rates	(7.98)	(0.7)	(11.93)	(0.7)
Tax benefit arising from a financing structure	(39.70)	(3.7)	(64.02)	(3.7)
Non-deductible items	4.96	0.5	7.58	0.4
Non-taxable items	(5.97)	(0.6)	(2.03)	(0.1)
Investment tax credits	(2.61)	(0.2)	(4.49)	(0.3)
State taxes	3.37	0.3	9.53	0.5
Other	10.10	0.9	40.80	2.3
	(2.04)	(0.2)	10.44	0.6

Net income

For the three-month period ended December 31, 2009, net income was $9.4 million compared to $5.1 million for the corresponding period of the preceding fiscal year. The increase of $4.3 million (84.3%) resulted mainly from a $3.1 million decrease in financial expenses, a $0.8 million increase in income taxes benefits and a $0.4 million increase in operating income.

Balance sheets as at December 31, 2009, and September 30, 2009

The following table summarizes balance sheet information as at December 31, 2009, compared to September 30, 2009.

	December 31,	September 30,
(in millions of U.S. dollars)	2009	2009	Change
	$	$	$	%
Cash and cash equivalents	132.4	126.4	6.0	4.7
Current assets	273.6	250.7	22.9	9.1
Total assets	918.6	914.6	4.0	0.4
Current liabilities	110.8	121.0	(10.2)	(8.4)
Long-term debt	592.9	582.6	10.3	1.8
Total liabilities	748.2	750.8	(2.6)	(0.3)
Shareholders’ equity	170.4	163.8	6.6	4.0
Working capital	162.8	129.7	33.1	25.5

Our cash and cash equivalents increased by $6.0 million (4.7%) to $132.4 million as at December 31, 2009, from $126.4 million at September 30, 2009.  As at December 31, 2009, working capital was $162.8 million, compared to $129.7 million at September 30, 2009, an increase of $33.1 million (25.5%). This increase was mainly due to the reduction in instalments on long-term debt of $30.7 million, an increase in accounts receivable of $14.6 million and an increase in inventory of $4.7 million, partially offset by an increase in accounts payable of $19.7 million. Pursuant to the annual excess cash flow requirements for the fiscal year 2009 defined in the credit agreement, we were required to prepay $17.6 million of outstanding term loans in the first quarter of fiscal year 2010. The prepayment was paid in December 2009. In addition, as allowed by the credit agreement, the prepayment has been applied to the remaining scheduled installments of principal in direct order of maturity. The current portion of long-term debt has been reduced accordingly.

Total assets increased $4.0 million (0.4%) to $918.6 million as at December 31, 2009, from $914.6 million as at September 30, 2009. Long-term debt increased $10.3 million (1.8%) to $592.9 million as at December 31, 2009, from $582.6 million as at September 30, 2009, mostly due to the reclassification of $13.1 million from short-term debt to long-term debt pursuant the allocation of the prepayment made in December 2009 to the remaining scheduled installments of principal in direct order of maturity.

Liquidity and Capital Resources

Cash Requirements

We maintain a sufficient level of working capital, which was approximately $162.8 at December 31, 2009, and $129.7 at September, 2008. In 2010 and future periods, we expect cash generated by operations together with existing cash and cash equivalents to be sufficient to cover cash needs for working capital, capital expenditures, milestone payments and debt services. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.

Contractual Obligations and Other Commitments

The following table summarizes our significant contractual obligations as at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes the payment of amounts already recorded on the balance sheet as current liabilities at December 31, 2009, and certain other purchase obligations as discussed below:

	For the twelve-month periods ending December 31,
(in millions of U.S. dollars)	2010	2011	2012	2013	2014 and thereafter
	$	$	$	$	$
Long-term debt	-	11.9	20.8	80.9	488.2
Operating leases	2.6	1.7	1.2	1.1	0.3
Other commitments	17.2	2.0	-	-	-
Interest on long-term debt	57.9	57.7	56.9	55.1	89.7
	77.7	73.3	78.9	137.1	578.2

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

As more fully described in Note 9 to the Consolidated Financial Statements, effective October 1, 2007, we adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. As at December 31, 2009, we had unrecognized tax benefits of $10.9 million ($10.4 million as at September 30, 2009) of which $9.5 million would be treated as a reduction of goodwill and $1.4 million would favourably impact our effective tax rate if subsequently recognized.  Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we can not make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.

Long-term debt and credit facility

On November 29, 2007, we entered into an Arrangement Agreement with Axcan Pharma Inc., pursuant to which we agreed to, through an indirect wholly-owned subsidiary, acquire all of the common stock of Axcan Pharma Inc. and enter into various other transactions in accordance with the Plan of Arrangement (the “Arrangement”). On February 25, 2008, we obtained various types of financing in connection with the Arrangement. We issued $228.0 million aggregate principal amount of Senior Secured Notes. The Senior Secured Notes were priced at $0.98737 with a yield to March 1, 2015, of 10%. The Senior Secured Notes rank pari passu with our credit facility.

We may redeem some or all of the Senior Secured Notes prior to March 1, 2011 at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus a “make-whole” premium and accrued and unpaid interest. On or after March 1, 2011, we may redeem some or all of the Senior Secured Notes at the redemption prices (expressed as percentages of principal amount of the Senior Secured Notes to be redeemed) set forth below:

Year	%
2011	106.938
2012	104.625
2013	102.313
2014 and thereafter	100.000

Prior to March 1, 2011, we may also redeem up to 35% of the aggregate principal amount of the Senior Secured Notes using the proceeds of one or more equity offerings at a redemption price equal to 109.250% of the aggregate principal amount of the Senior Secured Notes plus accrued and unpaid interest. If there is a change of control as specified in the indenture governing the senior notes, we must offer to repurchase the Senior Secured Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

We also obtained a Credit Facility for a total of $290.0 million composed of term loans totalling $175.0 million and a revolving credit facility of $115.0 million (“Credit Facility”). The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at our option, plus the applicable rate based on our consolidated total leverage ratio and certain of our subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with quarterly payments on the term. As at September 30, 2009, $175.0 million of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as further disclosed in our Consolidated Financial Statements. The Credit Facility requires us to meet certain financial covenants, which were met as at December 31, 2009. The credit agreement governing the Credit Facility requires us to prepay outstanding term loans contingent upon the occurrence of these events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the  year ending September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestments rights and certain other exceptions. Based on these requirements, for the fiscal year 2009, we were required to prepay $17.6 million of outstanding term loans in the first quarter of fiscal year 2010.

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

Certain of our subsidiaries have been designated as guarantors with respect to the credit facility, the Senior Secured Notes and the senior unsecured notes. Our obligations under, and each of the guarantors’ obligations under its guarantee of, the credit facility and the Senior Secured Notes are secured by a first priority security interest in our assets and of such guarantor subsidiaries, respectively.

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

Related party transactions

As at December 31, 2009, and September 30, 2009, we had a note receivable from our parent company amounting to $133.2 million. During the three-month period ended December 31, 2009, we have earned interest income amounting to $2.0 million, net of taxes amounting to $1.1 million ($2.0 million net of taxes amounting to $1.1 million during the three-month period ended December 31, 2008). We have also recorded a related interest on the note receivable from our parent company amounting to $18.1 million as at December 31, 2009, ($15.1 million as at September 30, 2009), which has been recorded in the shareholder’s equity section of the consolidated balance sheet. As at December 31, 2009, we also recorded an account receivable from our parent company amounting to $0.3 million ($0.3 million as at September 30, 2009).
During the there-month period ended December 31, 2009, we recorded management fees from a controlling shareholding company amounting to $0.9 million ($0.2 million in three-month period ended December 31, 2008). As at December 31, 2009, we accrued fees payable to a shareholding company amounting to $0.8 million ($0.4 as at September 30, 2009).

During the three-month period ended December 31, 2009, we paid a dividend to our parent company amounting to $0.1 million to allow for the payment of certain group expenses.

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

Cash flows

Our cash flows from operating, investing and financing activities for the three-month periods ended December 31, 2009, and 2008 as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the three-month period ended December 31, 2009	For the three-month period ended December 31, 2008	Change
	$	$	$
Net cash provided by operating activities	28.5	39.0	(10.5)
Net cash used by investing activities	(1.1)	(1.3)	0.2
Net cash used by financing activities	(21.3)	(2.2)	(19.1)

Cash flows provided by operating activities decreased $10.5 million from $39.0 million for the three-month period ended December 31, 2008, to $28.5 million for the three-month period ended December 31, 2009. The decrease in net cash provided by operating activities is due to the decrease in the changes in working capital. The decrease was partially offset by the operating activities in three-month period year ended December 30, 2009, compared the corresponding period of the preceding fiscal year.

Cash flows used by investing activities decreased by $0.2 million from $1.3 million of cash used in the three-month period ended December 31, 2008, to $1.1 million of cash used in the three-month period ended December 31, 2009.

Cash flows used by financing activities increased $19.1 million from $2.2 million of cash used in the three-month period ended December 31, 2008, to $21.3 million of cash used in the three-month period ended December 31, 2009. The increase in cash used by financing activities is mainly due to the prepayment in the three-month period ended December 31, 2009, of $17.6 million of outstanding term-loans, based on the annual excess cash flow requirements for the fiscal year 2009, as defined in the credit agreement.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements and also affect the recognized amounts of revenues and expenses during the year. Significant estimates and assumptions made by management include the allocation of the purchase price of acquired assets and businesses, allowances for accounts receivable and inventories, reserves for product returns, rebates, chargebacks and DSA fees, the classification of intangible assets between finite life and indefinite life, the useful lives of long-lived assets, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, stock based compensation costs, pending legal settlements and the establishment of provisions for income taxes including the realizability of deferred tax assets. The estimates are made using the historical information and various other relevant factors available to management. We review all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in regulations governing the manner in which we sell our products, changes in the health care environment, foreign exchange and managed care consumption patterns.

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

The following table summarizes the activity in the accounts related to revenue reductions:

(in millions of U.S. dollars)	Product returns	Contract rebates	Charge- backs	DSA fees	Discounts and other	Total
	$	$	$	$	$	$
Balance as at September 30, 2009	17.2	9.8	9.0	1.0	0.7	37.7
Provisions	1.3	14.6	14.8	1.8	2.7	35.2
Settlements	(1.3)	(8.8)	(12.1)	(1.0)	(2.5)	(25.7)
Balance as at December 31, 2009	17.2	15.6	11.7	1.8	0.9	47.2

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

The accrued liabilities include reserves of $17.2 million as at December 31, 2009, and September 30, 2009, for estimated product returns.

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

Revisions or clarification of guidelines related to state Medicaid and other government program reimbursement practices which are meant to apply to prior periods, or retrospectively, can result in changes to management’s estimates of the rebates reported in prior periods. However, since the prices of the Company’s products are fixed at the time of sale and the quantum of rebates is therefore reasonably determinable at the outset of each transaction, these factors would not impact the recording of revenues in accordance with U.S.GAAP.

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

Accrued liabilities include reserves of $15.6 million and $11.7 million as at December 31, 2009, and $9.8 million and $9.0 million as at September 30, 2009, respectively, for estimated contract rebates and chargebacks.

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

The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2009, to December 31, 2009:

	Intangible assets	Goodwill
	$	$
Balance as at September 30, 2009	421.3	165.8
Depreciation and amortization	(14.4)	-
Foreign exchange translation adjustment	(1.7)	(0.2)
Balance as at December 31, 2009	405.2	165.6

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

We conduct business in various countries throughout the world and are subject to tax in numerous jurisdictions. As a result of our business activities, we file a significant number of tax returns that are subject to examination by various federal, state, and local tax authorities. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by us and this may require several years to resolve.

Changes in Accounting Standards

See Note 2 to our Consolidated Financial Statements in Item 1 of part 1 for a description of recently issued accounting standards, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

Subsequent Event

In June 2007, we initiated a lawsuit under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE. On January 5, 2010 a settlement arrangement was entered into with certain of these defendants pursuant to which an amount of $5,750,000 was paid to us.

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which is incorporated herein by reference. As of December 31, 2009, our exposure to market risk has not changed materially since September 30, 2009.

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

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. During the period covered by the Quarterly Report on Form 10-Q, in the ordinary course of business, we replaced our existing information system used to perform the consolidation our financial statements with a new system. Other that the above noted accounting system change, no change occurred in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Except for the updated risk factors related to the pancreatic enzyme products (PEPs), there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 aside from those disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and disclosed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

RISKS RELATED TO OUR PANCREATIC ENZYME PRODUCTS (PEPs)

Our revenues from ULTRASE and VIOKASE are subject to regulatory risk.
Existing products to treat exocrine pancreatic insufficiency have been marketed in the U.S. since before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there are currently marketed PEPs that have not been approved by the FDA, including ULTRASE and VIOKASE. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products until April 28, 2010 for those companies that were (a) marketing unapproved pancreatic enzyme products as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) that continue diligent pursuit of regulatory approval.

We reported net sales of $75.9 million, $58.6 million and $47.5 million for ULTRASE in fiscal 2009, 2008, and 2007, respectively, and $23.7 million for the three-month period ended December 31, 2009. We completed the submission of our NDA for ULTRASE MT and, in the fourth quarter of fiscal 2008, received a first complete response letter (formerly known as an ‘’approvable letter’’ prior to recent amendments of the Food Drug and Cosmetics Act, or FDCA) citing  only certain chemistry, manufacturing and control data, or CMC, work requirements to which we responded.  Further to the filing of our response, we received a second complete response letter in the fourth quarter of fiscal 2009, again citing certain CMC work the FDA requested we complete in order to obtain approval. This request was addressed in a complete response letter we prepared in collaboration with our manufacturing partners and filed with the FDA. We reported net sales of $22.7 million, $15.1 million and $11.2 million for VIOKASE in fiscal 2009, 2008, and 2007, respectively, and $8.6 million for the three-month period ended December 31, 2009. The submission of our rolling NDA for VIOKASE was completed in the first quarter of fiscal 2010.  At the time we completed this submission we requested a priority review and the FDA recently advised us in the second   quarter of fiscal 2010 that it would not grant a priority review of this NDA.

We and the manufacturer of the active pharmaceutical ingredient of ULTRASE MT and VIOKASE are in ongoing discussions with the FDA to address the remaining open issues identified by the FDA.

Although the FDA may determine not to pursue immediate regulatory action against companies that do not obtain regulatory approval of their PEPs prior to April 28, 2010, if we are unable to obtain FDA approval to market ULTRASE or VIOKASE prior to such date,

•	we may be subject to FDA regulatory action to remove these products from the market,
•	certain wholesalers and other clients may refuse to purchase or distribute these products, and
•	governmental and other third-party payors may no longer agree to reimburse or pay for the cost of these drugs.

As a result, our market for ULTRASE and VIOKASE may be significantly adversely affected, or we may no longer be able to sell ULTRASE or VIOKASE in the U.S., which would impair our results of operations and liquidity.

Competition in the PEP market could be more intense than expected.
We face competition from PEPs which have been FDA-approved and the FDA may not remove existing unapproved PEPs from the market in April 2010, even if they have not been FDA-approved. The level of competition facing our ULTRASE and VIOKASE products in the U.S. will depend on the number of manufacturers of PEP products on the market. Two products have received NDA approval since the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products must file an NDA and receive approval for their products. CREON®, which is marketed by Solvay Pharmaceuticals, was approved by the FDA in May 2009 and the approved product was recently launched. ZENPEP™, marketed by Eurand, was approved by the FDA in August 2009 and was recently launched. Other manufacturers are believed to be actively seeking FDA NDA approval for their product, including PANCREASE®, marketed by Ortho-McNeil Pharmaceuticals, Inc., and PANCRECARB®, marketed by Digestive Care, Inc. Accordingly, our ULTRASE and VIOKASE products face competition from products which have already received FDA approval under an NDA, and competition from approved products may further increase if other products for which manufacturers are seeking approval obtain FDA approval before ULTRASE MT or VIOKASE. Patient and physician acceptance of our products may be adversely affected by the fact that they are not yet approved while other approved products are available, which could also have a material adverse effect on our business and our financial results.

Further, despite the FDA’s announcement, its position is non-binding, and the agency may determine not to pursue regulatory action against companies that fail to meet any applicable deadline. If the FDA does not enforce its stated positions by the applicable deadline, the level of competition that ULTRASE and VIOKASE will face may be greater than we anticipate, as some non-approved PEP products might remain on the market. In addition, the FDA could change its position or suspend enforcement again as it did in October 2007.

Item 6.

Exhibit No.	Exhibits. Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCAN INTERMEDIATE HOLDINGS INC.

Date: February 10, 2010	BY:
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.