Form 10-Q
period 2010-03-31
Axcan Intermediate Holdings Inc.
filed 2010-05-14
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010

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
Yes           No [X]

As of May 13, 2010, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Axcan MidCo Inc.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)

	March 31, 2010	September 30, 2009
	(unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	160,414	126,435
Accounts receivable, net	53,114	57,124
Accounts receivable from the parent company (Note 15)	380	306
Income taxes receivable	1,266	3,391
Inventories, net of write-down of $28,059 related to unapproved pancreatic enzyme products (“PEPs)” (Note 4)	23,941	44,706
Prepaid expenses and deposits	2,628	2,868
Deferred income taxes, including tax benefits on adjustments of $3,904 and net of valuation allowance of $14,132 related to unapproved PEPs (Note 10)	2,270	15,852
Total current assets	244,013	250,682
Property, plant and equipment, net (Note 5)	37,216	39,344
Intangible assets, net of impairment of $15,758 related to unapproved PEPs (Note 6)	373,608	421,290
Goodwill, net of impairment of $91,400 related to unapproved PEPs (Note 6)	73,477	165,823
Deferred debt issue expenses, net of accumulated amortization of $11,651 ($9,168 as at September 30, 2009)	22,928	25,411
Deferred income taxes, including tax benefits on adjustments of $21,644 and net of valuation allowance of $30,840 related to unapproved PEPs (Notes 10 and 17)	5,413	12,052
Total assets	756,655	914,602
Liabilities
Current liabilities
Accounts payable and accrued liabilities, including adjustments of $25,348 related to unapproved PEPs	115,561	87,684
Income taxes payable (Note 10)	2,942	2,493
Installments on long-term debt (Note 8)	-	30,708
Deferred income taxes	-	137
Total current liabilities	118,503	121,022
Long-term debt (Note 8)	593,454	582,586
Other long-term liabilities	9,759	9,448
Deferred income taxes	39,069	37,782
Total liabilities	760,785	750,838
Shareholders’ Equity (Deficiency)
Capital Stock (Note 11)
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as at March 31, 2010, and September 30, 2009	1	1
Deficit	(452,100)	(297,658)
9.05% Note receivable from the parent company (Note 15)	(133,154)	(133,154)
Additional paid-in capital, net of decrease in stock-based compensation of $4,918 related to unapproved PEPs	615,731	619,053
Accumulated other comprehensive loss	(34,608)	(24,478)
Total shareholders’ equity (deficiency)	(4,130)	163,764
Total liabilities and shareholders’ equity (deficiency)	756,655	914,602

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements

On behalf of the Board,

Director	Director

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Statements of Operations

(in thousands of U.S. dollars)
(unaudited)

	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
	$	$	$	$
Net product sales, net of additional provision of $10,444 related to unapproved PEPs (Note 17)	94,365	120,631	204,497	224,739
Cost of goods sold (a), including additional charges of $42,964 related to unapproved PEPs (Note 17)	68,150	29,403	94,778	54,857
Selling and administrative expenses (a) , net of decrease in stock-based compensation of $4,918 related to unapproved PEPs (Notes 9 and 17)	28,406	31,839	60,645	63,844
Management fees (Note 15)	1,000	-	1,855	163
Research and development expenses (a)	7,683	9,089	16,109	16,139
Depreciation and amortization	13,999	14,479	30,692	28,952
Impairment of intangible assets and goodwill (Notes 6 and 17)	107,158	-	107,158	-
Total operating expenses	226,396	84,810	311,237	163,955
Operating income (loss)	(132,031)	35,821	(106,740)	60,784
Financial expenses (Note 9)	16,385	16,907	32,582	36,232
Interest income	(159)	(36)	(307)	(259)
Other income	(7,700)	-	(7,700)	-
Loss (gain) on foreign currencies	1,408	(385)	1,393	(255)
Total other expenses	9,934	16,486	25,968	35,718
Income (loss) before income taxes	(141,965)	19,335	(132,708)	25,066
Income taxes expense, including tax benefits on adjustments of $25,548 and net of valuation allowance of $44,972 related to unapproved PEPs (Notes 10 and 17)	21,795	2,226	21,606	2,824
Net income (loss)	(163,760)	17,109	(154,314)	22,242

(a) Excluding depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
 Consolidated Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except share related data)
(unaudited)

	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
Common shares (number)	$	$	$	$
Balance, beginning and end of period	100	100	100	100

Common shares
Balance, beginning and end of period	1	1	1	1
Deficit
Balance, beginning of period	(288,340)	(284,131)	(297,658)	(289,264)
Dividends paid	-	-	(128)	-
Net income (loss)	(163,760)	17,109	(154,314)	22,242
Balance, end of period	(452,100)	(267,022)	(452,100)	(267,022)
Additional paid-in capital
Balance, beginning of period	619,195	617,476	619,053	617,255
Stock-based compensation expense (recovery), net of adjustment related to unapproved PEPs	(2,367)	2,631	(891)	3,961
Stock-based compensation plans redemption	(57)	-	(328)	-
Foreign currency translation adjustments	-	21	-	(26)
Provision on interest receivable from the parent company	(2,971)	(2,972)	(6,008)	(6,009)
Interest income from the parent company, net of taxes of [$1,040, $1,041, $2,103 and $2,103]	1,931	1,931	3,905	3,906
Balance, end of period	615,731	619,087	615,731	619,087
9.05% Note receivable from the parent company
Balance, beginning and end of period	(133,154)	(133,154)	(133,154)	(133,154)
Accumulated other comprehensive loss
Balance, beginning of period	(27,308)	(23,581)	(24,478)	(29,168)
Hedging contracts adjustments, net of taxes of [($38), $57, $4 and $187]	71	(106)	(7)	(348)
Foreign currencies translation adjustments	(7,371)	(12,863)	(10,123)	(7,034)
Balance, end of period	(34,608)	(36,550)	(34,608)	(36,550)
Total shareholders' equity (deficiency)	(4,130)	182,362	(4,130)	182,362
Comprehensive income (loss)
Other comprehensive loss	(7,300)	(12,969)	(10,130)	(7,382)
Net income (loss)	(163,760)	17,109	(154,314)	22,242
Total comprehensive income (loss)	(171,060)	4,140	(164,444)	14,860
Accumulated other comprehensive loss
Amounts related to foreign currencies translation adjustments	(34,608)	(36,497)	(34,608)	(36,497)
Amounts related to hedging contracts fair value adjustments	-	(53)	-	(53)
Accumulated other comprehensive loss	(34,608)	(36,550)	(34,608)	(36,550)

The accompanying notes are an integral part of the consolidated financial statements.
These interim financial statements should be read in conjunction with the annual Consolidated Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Cash Flows

(in thousands of U.S. dollars)
(unaudited)

	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
	$	$	$	$
Cash flows from operating activities
Net income (loss)	(163,760)	17,109	(154,314)	22,242
Non-cash items
Non-cash financial expenses	1,746	1,749	3,508	3,507
Depreciation and amortization	13,999	14,479	30,692	28,952
Stock-based compensation expenses (recovery), net of decrease of $4,918 related to unapproved PEPs (Notes 9 and 17)	(2,367)	2,631	(891)	3,961
Loss on disposal and write-down of assets	56	10	81	21
Impairment of intangible assets and goodwill (Notes 6 and 17)	107,158	-	107,158	-
Foreign currencies fluctuations	522	3,452	43	1,814
Change in fair value of derivatives	(105)	(141)	(621)	873
Deferred income taxes, including benefits on adjustments of $25,548 and valuation allowance of $44,972 related to unapproved PEPs (Notes 10 and 17)	20,436	(4,686)	19,066	(3,361)
Other non-cash adjustments related to unapproved PEPs (Note 17)	53,407	-	53,407	-
Changes in working capital items
Accounts receivable	17,661	(18,371)	2,760	(27,403)
Accounts receivable from the parent company	(74)	(891)	(74)	(1,604)
Income taxes receivable	(63)	7,396	1,671	17,140
Inventories	(3,065)	(2,421)	(7,933)	(546)
Prepaid expenses and deposits	466	763	202	761
Accounts payable and accrued liabilities	(15,822)	(8,179)	4,292	3,871
Income taxes payable	910	(2,920)	572	(1,267)
Net cash provided by operating activities	31,105	9,980	59,619	48,961
Cash flows from investing activities
Acquisition of property, plant and equipment	(2,333)	(1,622)	(3,462)	(2,920)
Acquisition of intangible assets	-	-	-	(10)
Net cash used in investing activities	(2,333)	(1,622)	(3,462)	(2,930)
Cash flows from financing activities
Repayment of long-term debt	-	(2,187)	(20,865)	(4,375)
Stock-based compensation plans redemption and adjustment	(57)	-	(328)	-
Dividends paid	-	-	(128)	-
Net cash used in financing activities	(57)	(2,187)	(21,321)	(4,375)
Foreign exchange loss on cash held in foreign currencies	(692)	(257)	(857)	(1,366)
Net increase in cash and cash equivalents	28,023	5,914	33,979	40,290
Cash and cash equivalents, beginning of period	132,391	90,481	126,435	56,105
Cash and cash equivalents, end of period	160,414	96,395	160,414	96,395
Additional information
Interest received	159	62	307	311
Interest paid	27,172	27,807	29,119	30,944
Income taxes received	-	-	2,372	16,761
Income taxes paid	752	3,956	2,608	8,357

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

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars, the reporting currency and prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the requirements of the Securities and Exchange Commission for reporting on Form 10Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2009. When necessary, the financial statements include amounts based on informed estimates and best judgment of management. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operation for the periods shown. Certain prior period amounts have been reclassified to conform to the current period presentation. All intercompany transactions and balances have been eliminated on consolidation.

2.	Significant Accounting Policies

The following policies are interim updates to those discussed in Note 2 to the Company’s audited financial statements for the fiscal year ended September 30, 2009.

Revenue recognition

Revenue is recognized when the product is shipped to the Company's customers, provided the Company has not retained any significant risks of ownership or future obligations with respect to the product shipped. Provisions for sales discounts and estimates for chargebacks, managed care and Medicaid rebates, product returns and distribution service agreement fees are recorded as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves. In certain circumstances, returns of products are allowed under the Company’s policy and provisions are maintained accordingly. These revenue reductions are generally reflected as an addition to accrued liabilities. Amounts received from customers as prepayments for products to be shipped in the future are reported as deferred revenue.

The Company presents, on a net basis, taxes collected from customers and remitted to governmental authorities; that is, they are excluded from revenues.

ULTRASE® and VIOKASE®, the Company’s pancreatic enzyme products (“PEPs”) have historically accounted for approximately a 19% of the Company’s net sales in the last three years. Existing products to treat exocrine pancreatic insufficiency have been marketed in the U.S. since before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there are currently marketed PEPs that have not been approved under the NDA process by the FDA. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products to April 28, 2010, for those companies that were (a) marketing unapproved pancreatic enzyme products as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) that continue diligent pursuit of regulatory approval. The FDA has required all manufacturers with unapproved NDAs to cease distribution of unapproved products after April 28, 2010, until such time that NDA approval is granted. After this date, the unapproved products may still be available on pharmacy shelves for a short time until stock is depleted. The FDA will continue to review NDAs that have been submitted by manufacturers of unapproved PEPs, and will approve additional PEPs even after the April 28, 2010 deadline has passed, if they meet the required safety, effectiveness and product quality standards. The Company completed the submission for ULTRASE® in the fourth quarter of fiscal 2008. The submission of the Company’s rolling NDA for VIOKASE® was completed in the first quarter of fiscal 2010.

ULTRASE® and VIOKASE® did not receive NDA approval by the April 28, 2010 deadline and the Company has ceased distributing the two products after that date, in compliance with the FDA guideline. For the quarter ended March 31, 2010, the Company recorded a $10,444,000 returns provision which is an estimate of the Company’s liability for ULTRASE® and VIOKASE® that may be returned by the original purchaser in accordance with the Company’s policy as a result of not receiving NDA approval by the April 28, 2010, deadline. This estimate is based on ULTRASE® and VIOKASE® inventory in the distribution channel and related expiration dates of this inventory, estimated erosion of ULTRASE® and VIOKASE® demand based on competition from approved PEP products and the resulting estimated sell-through of ULTRASE® and VIOKASE® and other factors.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

2.	Significant Accounting Policies (continued)

Inventory valuation

Inventories of raw materials and packaging material are valued at the lower of cost and replacement cost. Inventories of work in progress and finished goods are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Cost for work in progress and finished goods include raw materials, direct labor, subcontracts and an allocation for overhead. Allowances are maintained for slow-moving inventories based on the remaining shelf life of products and estimated time required to sell such inventories. Obsolete inventory and rejected products are written off to cost of goods sold.

Inventory costs associated with products that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. The Company could be required to expense previously capitalized costs related to pre-approval inventory if the probability of future commercial use and future economic benefit changes due to denial or delay of regulatory approval, a delay in commercialization, or other factors.

On a quarterly basis, the Company evaluates all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required.

During the quarter ended March 31, 2010, a write-down of $28,059,000 has been recorded to reduce inventories to their net realizable value. The Company has recorded an inventory write-down for pre-launch inventory related to ULTRASE® and VIOKASE®, which the Company has recorded in light of the fact that these products did not obtain regulatory approval by the April 28, 2010 deadline established by the FDA.

Impairment of long lived-assets

The value of goodwill and intangible assets with an indefinite life are subject to an annual impairment test unless events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The intangible assets with a finite life and property, plant and equipment are subject to an impairment test whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The Company compares the carrying value of the unamortized portion of property, plant and equipment and intangible assets with a finite life to estimated future undiscounted cash flows.

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

The Company’s pancreatic enzyme products did not receive NDA approval from the FDA by the April 28, 2010 deadline. This is a change in circumstance that caused the Company to review the carrying value of its long lived assets including goodwill. Based on this review, an impairment charge of $107,158,000 was recorded for the quarter ended March 31, 2010. (Note 6)

3.	Recently Issued Accounting Standards

In March 2010, the FASB issued guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB amended the existing guidance on stock compensation to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB amended the existing authoritative guidance on disclosures of fair value measurements and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure of the roll forward of activity in Level 3 measurements on a gross basis is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

3.	Recently Issued Accounting Standards (continued)

In October 2009, the FASB amended the existing guidance on revenue recognition related to accounting for multiple-element arrangements. This amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for fiscal years and interim periods ended after June 15, 2009, and will be applied prospectively. In February 2010, the FASB amended the authoritative guidance on subsequent events to amend disclosures related to events occurring subsequent to year end. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events were evaluated in both issued and revised financial statements. The amendment removes potential conflicts with SEC guidance and is effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

4.	Inventories

	March 31, 2010	September 30, 2009
	$	$
Raw material and packaging material, net of write-down of $739	11,434	8,416
Work in progress	727	886
Finished goods, net of write-down of $27,320 and net of reserve for obsolescence of $1,013 ($4,159 on September 30, 2009)	11,780	35,404
	23,941	44,706

As disclosed in Note 2, the Company’s PEPs did not obtain regulatory approval by the April 28, 2010 deadline established by the FDA. As a result, during the three-month period ended March 31, 2010, the on-hand inventory was written down to net realizable value and was charged to cost of goods sold. In addition, a charge to cost of goods sold has also been recorded for purchase and other materials and supply commitments related to the PEPs.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

5.	Property, Plant and Equipment

		March 31, 2010
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,237	-	2,237
Buildings	22,669	3,651	19,018
Furniture and equipment	7,653	2,626	5,027
Computer equipment	16,979	7,066	9,913
Leasehold and building improvements	1,196	175	1,021
	50,734	13,518	37,216

		September 30, 2009
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,276	-	2,276
Buildings	22,739	2,931	19,808
Furniture and equipment	8,321	2,598	5,723
Computer equipment	15,218	4,805	10,413
Leasehold and building improvements	1,181	57	1,124
	49,735	10,391	39,344

6.	Impairment of Long-Lived Assets, Including Goodwill

Goodwill

As has been previously disclosed the Company’s SEC filings, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 28, 2010. On April 28, 2010, neither of the Company’s two pancreatic insufficiency drug products, ULTRASE® and VIOKASE®, had obtained FDA approval. The Company plans to continue to seek to obtain an NDA approval for these products. Management currently expects that the future cash flows that would be generated from these products will be negatively impacted by market share erosion that will occur between April 28, 2010 and the date of eventual re-launch of the products on the market, and management cannot provide any assurances that the Company will be able to re-launch the products. Management has considered the FDA April 28, 2010 approval deadline to be a triggering event which causes the Company to assess whether any portion of its recorded goodwill balance was impaired. As a result, an estimate of the impact of the above was reflected in certain valuation assumptions of the Company’s goodwill as at March 31, 2010.

The goodwill impairment test is a two step process. Step one of the impairment analysis consisted of a comparison of the fair value of the U.S. reporting unit with its net carrying value, including the goodwill. The Company performed extensive valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

6.	Impairment of Long-Lived Assets, Including Goodwill (continued)

Income Approach

To determine the fair value, the Company discounted the expected future cash flows of the reporting unit, using a discount rate, which reflected the overall level of inherent risk and the rate of return an outside investor would have expected to earn. To estimate cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company used estimated operating income before interest, taxes, depreciation and amortization in the final year of its model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption, and discounted by a perpetuity discount factor to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of the fair value.

Based on the “step one” analysis that was performed for the U.S. reporting unit, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for its U.S. reporting unit, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill, based on a hypothetical allocation of the estimated fair value to the net assets. Based on the preliminary assessment second step analysis, the Company determined that the goodwill allocated to the U.S. reporting unit, in the amount of $91,400,000 was impaired. As a result, the Company recorded a preliminary goodwill impairment charge of $91,400,000 during the three-month period ended March 31, 2010, which represented the Company’s best estimate as of March 31, 2010. The Company expects to complete its assessment of goodwill impairment for its U.S. reporting unit during the next quarter. Any adjustment to the estimated loss recognized during the three-month period ended March 31, 2010, as a result of the completion of the measurement of the impairment loss shall be recognized in the next quarter.

The determination of the fair value of the reporting unit required the Company to make significant estimates and assumptions that affected the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditure forecasts. Additionally, The Company has made assumptions relating to the expected amount of time required to eventually obtain FDA approval for the Company’s pancreatic enzyme products and the eventual market share of these products. Due to the inherent uncertainty involved in making these estimates, actual results could differ significantly from those estimates. In addition, changes in underlying assumptions could have a significant impact on either the fair value of the reporting unit or the goodwill impairment charge.

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also requires the Company to make significant estimates and assumptions. The hypothetical allocation required several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

The following table reflects the components of goodwill as at March 31, 2010:

Goodwill

$
Balance as at September 30, 2009	165,823
Impairment	(91,400)
Foreign exchange	(946)
Balance as at March 31, 2010	73,477

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

6.	Impairment of Long-Lived Assets, Including Goodwill (continued)

Intangible assets

In conjunction with the goodwill impairment identified during the three-month period ended March 31, 2010, the Company completed its review of the impairment test for intangible assets with a finite life within the U.S. reporting unit for recoverability and recorded a non-cash charge for impairment of intangible assets other than goodwill of $15,758,000 relating to its finite-life assets related to PEPs. Management used a discounted cash flow based approach to value these assets.

The following table reflects the components of intangible assets as at March 31, 2010:

Trademarks, trademark licenses and manufacturing rights with a finite life

	Cost	Accumulated amortization	Net
	$	$	$
Balance as at September 30, 2009	491,411	70,121	421,290
Impairment	(23,694)	(7,936)	(15,758)
Amortization	-	26,593	(26,593)
Foreign exchange	(6,247)	(916)	(5,331)
Balance as at March 31, 2010	461,470	87,862	373,608

7.	Segmented Information

The Company operates in a single field of activity, the pharmaceutical industry.

The Company operates in the following geographic areas:

	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
	$	$	$	$
Revenue
United States
Domestic sales	68,371	97,113	152,147	175,208
Foreign sales	1,243	1,681	2,621	2,750
Canada
Domestic sales	7,862	6,698	16,729	15,471
Foreign sales	-	-	-	47
European Union
Domestic sales	14,691	13,344	28,715	26,928
Foreign sales	2,080	1,696	3,920	4,051
Other	118	99	365	284
	94,365	120,631	204,497	224,739

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

7.	Segmented Information (continued)

Revenue is attributed to geographic areas based on the country of origin of the sales.

	March 31, 2010	September 30, 2009
	$	$
Property, plant, equipment and intangible assets
Canada	316,456	333,001
United States	21,361	44,448
European Union	73,007	83,185
	410,824	460,634

	March 31, 2010	September 30, 2009
	$	$
Goodwill
Canada	61,887	61,887
United States	-	91,400
European Union	11,590	12,536
	73,477	165,823

8.	Long-term Debt

	March 31, 2010	September 30, 2009
	$	$
Senior notes secured by substantially all of the present and future assets of the Company, bearing interest at 9.25% and maturing in March 2015	225,967	225,764

Term loans of $138,823 at March 31, 2010, ($159,688 at September 30, 2009), $138,823 ($50,000 at September 30, 2009) bearing interest at the three-month British Banker Association LIBOR (0.29% as at March 31, 2010, and 0.28% as at September 30, 2009), and $0 ($109,688 at September 30, 2009, bearing interest at the one-month British Banker Association LIBOR of 0.25%), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2014, subject to interest rate swap agreements as further disclosed in Note 13
	134,564	154,779
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	232,923	232,751
	593,454	613,294
Installments due within one year	-	30,708
	593,454	582,586

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

8.	Long-term Debt (continued)

On February 25, 2008, the Company obtained various types of financing in connection with the acquisition of the common shares of Axcan Pharma Inc. The Company issued $228,000,000 aggregate principal amount of its 9.25% Senior Secured Notes due March 1, 2015,. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. The Senior Secured Notes rank pari passu with the Credit Facility.

The Company may redeem some or all of the Senior Secured Notes prior to March 1, 2011, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus a “make-whole” premium and accrued and unpaid interest. On or after March 1, 2011, the Company may redeem some or all of the Senior Secured Notes at the redemption prices (expressed as percentages of principal amount of the Senior Secured Notes to be redeemed) set forth below:

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

The Company also obtained a Credit Facility for a total amount of $290,000,000 composed of available term loans totaling $175,000,000 and of a revolving credit facility of $115,000,000 (“Credit Facility”). The Credit Facility bears interest at a variable rate available composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at March 31, 2010, $175,000,000 of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as disclosed in Note 13. The Credit Facility requires the Company to meet certain financial covenants, which were met as at March 31, 2010. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ended September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions. Pursuant to the annual excess cash flow requirements for the fiscal year 2009 defined in the credit agreement, the Company was required to prepay $17,583,000 of outstanding term loans in the first quarter of fiscal year 2010. As allowed by the credit agreement, the prepayment has been applied to the remaining scheduled installments of principal in direct order of maturity.

On February 25, 2008, as part of the acquisition financing, the Company also obtained $235,000,000 in financing under a senior unsecured bridge facility (the “Bridge Financing”) maturing on February 25, 2009. On May 6, 2008, the Bridge Financing was refinanced on a long-term basis, by repaying the bridge facility with the proceeds from the sale by the Company of $235,000,000 aggregate principal amount of its 12.75% senior unsecured notes due March 1, 2016, (the “Senior Unsecured Notes”). The Senior Unsecured Notes were priced at $0.9884 with a yield to maturity of 13.16%. The Senior Unsecured Notes are subordinated to the Credit Facility and Senior Secured Notes.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

8.	Long-term Debt (continued)

The Company may redeem some or all of the Senior Unsecured Notes prior to March 1, 2012, at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes redeemed plus a “make-whole” premium and accrued and unpaid interest. On or after March 1, 2012, the Company may redeem some or all of the Senior Unsecured Notes at the redemption prices (expressed as percentages of principal amount of the Senior Unsecured Notes to be redeemed) set forth below:

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

Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$

2011	-
2012	16,323
2013	21,875
2014	100,625
2015	228,000
Thereafter	235,000
601,823
Unamortized original issuance discount	8,369
593,454

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

9.	Financial Information Included in the Consolidated Operations

a)	Financial expenses

	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
	$	$	$	$
Interest on long-term debt (including amortization of original issuance discount of $508 and $1,024 ($511 and $1,027 in 2009)	14,568	15,389	29,379	31,915
Interest and bank charges	323	52	425	490
Interest rate swaps	113	26	17	973
Financing fees	143	202	278	374
Amortization of deferred debt issue expenses	1,238	1,238	2,483	2,480
	16,385	16,907	32,582	36,232

b)	Other information

	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
	$	$	$	$
Rental expenses	973	692	1,877	1,318
Shipping and handling expenses	1,678	1,580	3,294	4,121
Advertizing expenses	3,957	5,130	7,854	8,762
Depreciation of property, plant and equipment	2,095	1,597	4,099	2,964
Amortization of intangible assets	11,904	12,882	26,593	25,988
Stock-based compensation expenses (recovery), net of decrease in stock-based compensation of $4,918 related to unapproved PEPs	(2,367)	2,631	(891)	3,961
Transaction and integration costs	649	841	1,065	1,937

c)	Employee benefit plan

A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. The Company charged to operations contributions to the plan totaling $186,000 for the three-month period and $402,000 for the six-month period ended March 31, 2010, ($155,000 for the three-month period and $251,000 for the six-month period ended March 31, 2009).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

10.	Income Taxes

The Company establishes a valuation allowance against deferred tax assets in accordance with U.S. GAAP. As at March 31, 2010, the Company has recorded a valuation allowance of $44,972,000 against the Company’s net deferred tax assets generated in the U.S. reporting unit. In future periods, if the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded.

The Company’s effective tax rates for the three-month and six-month periods ended March 31, 2010 were minus 15.4% and minus 16.3%, respectively, as compared to 11.5% and 11.3% in the prior year periods, respectively. The effective tax rates for the three-month and six-month periods ended March 31, 2010, are affected by a number of elements, the most important being the establishment of the valuation allowance of $44,972,000 resulting from the unapproved status of the Company’s pancreatic enzyme products.

Effective October 1, 2007, the Company adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations and a cumulative effect adjustment to the opening balance of retained earnings was not necessary. As at March 31, 2010, the Company had unrecognized tax benefits of $11,318,000 ($10,409,000 as at September 30, 2009).

The following table presents a summary of the changes to unrecognized tax benefits:

	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
	$	$	$	$
Balance, beginning of period	10,896	9,563	10,409	10,446
Additions based on tax positions related to the current year	8	-	15	8
Additions for tax positions of prior years	414	-	920	394
Reductions for tax positions of prior years	-	(590)	(26)	(1,875)
Balance, end of period	11,318	8,973	11,318	8,973

The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at March 31, 2010, the company had accrued $914,000 ($649,000 as at September 30, 2009) for interest relating to income tax matters. There were no amounts recorded for penalties as at March 31, 2010.

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

As at March 31, 2010, and September 30, 2009, the Company had a provision of $2,097,000 for income taxes on the undistributed earnings of the Company’s foreign subsidiaries that the Company does not intend to indefinitely reinvest.

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

The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10, equal to the share price at the date of grant. As at March 31, 2010, there were 1,224,500 outstanding RSUs and Penny Options (1,275,220 as at September 30, 2009) of which 814,504 (851,490 as at September 30, 2009) were vested.

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

The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable as of March 31, 2010, the value of the awards to be expensed by the Company would range between $5,530,000 and $6,636,000 depending on the level of return expected to be realized by the majority shareholders.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

12.	Financial Instruments

Interest rate risk

The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 13, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing.

Currencies risk

The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company does not use derivative instruments to reduce its exposure to foreign currencies risk. As at March 31, 2010, the financial assets totaling $213,341,000 ($183,252,000 as at September 30, 2009) include cash and cash equivalents and accounts receivable for CAN$3,368,000, 18,337,000 Euros and 1,040,000 Swiss francs (CAN$3,525,000, 19,014,000 Euros and 2,000,000 Swiss francs as at September 30, 2009). As at March 31, 2010, the financial liabilities totaling $709,015,000 ($700,978,000 as at September 30, 2009) include accounts payable and accrued liabilities and long-term debt of CAN$9,104,000 and 7,224,000 Euros (CAN$11,432,000 and 8,044,000 Euros as at September 30, 2009).

Currency risk

As at March 31, 2010, the Company had $134,419,000 ($98,630,000 as at September 30, 2009) of cash with one financial institution.

Fair value of the financial instruments on the balance sheet

The estimated fair value of the financial instruments is as follows:

	March 31, 2010		September 30, 2009
	Fair value	Carrying amount	Fair value	Carrying amount
	$	$	$	$
Assets
Cash and cash equivalents	160,414	160,414	126,435	126,435
Accounts receivable from the parent company	380	380	306	306
Accounts receivable, net	52,547	52,547	56,511	56,511
Liabilities
Accounts payable and accrued liabilities	115,561	115,561	87,684	87,684
Long-term debt	636,403	593,454	649,689	613,294

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

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three-month and six-month periods ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Effective March 3, 2008, the Company entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115,000,000 of variable-rate debt under its secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, the Company’s two interest rate swaps were designated as effective hedges of cash flows. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates and a realignment of the Company’s LIBOR rate election on its debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting. On December 1, 2008, the Company redesignated its $50,000,000 notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. The Company’s $65,000,000 notional interest rate swap matured in February 2009. Effective March 2009, the Company entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. The Company’s two interest rate swaps with a combined notional amount of $63,000,000 that were designated as cash flow hedges of interest rate risk matured during the three month ended March 31, 2010, and the Company has not entered into new derivative agreements.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2010, and September 30, 2009.

Tabular disclosure of fair values of derivative instruments

		Liability Derivatives
		March 31, 2010	September 30, 2009
	Balance sheet location	Fair value	Fair value
Derivatives designated as hedging instruments		$	$
Interest rate swaps	Other long-term liabilities	-	610
Total derivatives designated as hedging instruments		-	610

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

13.	Derivates and Hedging Activities (continued)

Cash flow hedges of interest rate risk (continued)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Operations as at March 31, 2010, and 2009.

Tabular disclosure of the effect of derivative instruments for the three-month and six-month periods ended March 31, 2010 and 2009

	Location in the Consolidated Financial Statements	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009
Interest rate swaps in cash flow hedging relationships		$	$
Loss recognized in other comprehensive income on derivatives (effective portion), net of tax of $1 ($67 in 2009)	OCI	(3)	(125)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(113)	(26)
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	-	-
Interest rate swaps not designated as hedging instruments		-
Loss recognized in income on derivatives	Financial expenses		-

	Location in the Consolidated Financial Statements	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
Interest rate swaps in cash flow hedging relationships		$	$
Loss recognized in other comprehensive income on derivatives (effective portion), net of tax of $166 ($167 in 2009)	OCI	(309)	(309)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(464)	59
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	447	-
Interest rate swaps not designated as hedging instruments
Loss recognized in income on derivatives	Financial expenses	-	(1,032)

14.	Fair Value Measurements

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

14.	Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis as at March 31, 2010, and September 30, 2009, are summarized below:

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at March 31, 2010
	$	$	$	$
Liabilities
Derivative financial instruments	-	-	-	-

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at September 30, 2009
	$	$	$	$
Liabilities
Derivative financial instruments	-	610	-	610

Derivative financial instruments consist of interest rate swap agreements as more fully described in Note 13 and are measured at fair value based on observable market interest rate curves as of the measurement date.

During the three-month period ended March 31, 2010, the Company recorded a goodwill impairment charge of $91,400,000 and an intangible assets impairment charge of $15,758,000. The fair value measurement method used in the Company’s impairment analysis utilized a discounted cash flow model and market approach that incorporates significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

15.	Related Party Transactions

As at March 31, 2010, and September 30, 2009, the Company had a note receivable from its parent company amounting to $133,154,000. During the three-month period ended March 31, 2010, the Company earned interest income on the note amounting to $1,931,000 net of taxes amounting to $1,040,000 and $3,905,000 net of taxes amounting to $2,103,000  for the six-month period ended March 31, 2010, ($1,931,000 net of taxes amounting to $1,040,000 during the three-month period ended March 31, 2009, and $3,906,000 net of taxes amounting to $2,103,000 during the six-month period ended March 31, 2009) and related interest receivable from the parent company amounting to $21,088,000 as at March 31, 2010, ($15,078,000 as at September 30, 2009) has been recorded in the shareholder’s equity section of the consolidated balance sheet. As at March 31, 2010, the Company also recorded an account receivable from the parent company amounting to $380,000 ($306,000 as at September 30, 2009).

The Company recorded management fees from a controlling shareholding company amounting to $1,000,000 for the three-month period ended March 31, 2010, and $1,855,000 for the six-month period ended March 31, 2010, ($163,000 during the six-month period ended March 31, 2009). As at March 31, 2010, the Company accrued fees payable to a controlling shareholding company amounting to $867,000 ($436,000 as at September 30, 2009).

During the six-month period ended March 31, 2010, the Company paid a dividend to its parent company amounting to $128,000.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

16.	Condensed Consolidating Financial Information

As of March 31, 2010, the Company had outstanding $228,000,000 aggregate principal amount of the Senior Secured Notes. The Secured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors as at March 31, 2010, and September 30, 2009, the condensed consolidating statements of operations for the three-month and six-month periods ended March 31, 2010, and the three-month and six-month periods ended March 31, 2009, and the condensed consolidating statement of cash flows for the six-month period ended March 31, 2010, and the six-month period ended March 31, 2009.

Condensed Consolidating Balance Sheet as at March 31, 2010

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	68	122,491	37,855	-	160,414
Accounts receivable, net	-	38,178	14,936	-	53,114
Accounts receivable from the parent company	50	330	-	-	380
Intercompany receivables	30,344	1,344	261	(31,949)	-
Income taxes receivable	-	1,266	-	-	1,266
Inventories, net	-	17,204	7,289	(552)	23,941
Prepaid expenses and deposits	106	2,104	418	-	2,628
Deferred income taxes	(15,284)	16,552	836	166	2,270
Total current assets	15,284	199,469	61,595	(32,335)	244,013
Property, plant and equipment, net	-	28,956	8,260	-	37,216
Intangible assets, net	-	308,860	64,748	-	373,608
Investment in subsidiaries	(331,086)	803,856	78,175	(550,945)	-
Intercompany advances	852,481	128,627	669,281	(1,650,389)	-
Goodwill	-	61,887	11,590	-	73,477
Deferred debt issue expense, net	20,199	2,729	-	-	22,928
Deferred income taxes	(8,022)	9,970	3,465	-	5,413
Total assets	548,856	1,544,354	897,114	(2,233,669)	756,655
Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,213	100,832	9,516	-	115,561
Income taxes payable	18,091	(16,551)	1,402	-	2,942
Short-term intercompany payables	716	30,636	597	(31,949)	-
Deferred income taxes	(1,152)	1,152	-	-	-
Total current liabilities	22,868	116,069	11,515	(31,949)	118,503
Long-term debt	515,556	77,898	-	-	593,454
Intercompany advances	38,094	1,528,034	84,261	(1,650,389)	-
Other long-term liabilities	40	9,719	-	-	9,759
Deferred income taxes	(23,572)	65,159	(2,518)	-	39,069
Total liabilities	552,986	1,796,879	93,258	(1,682,338)	760,785
Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	21,020	735,742	(756,762)	1
Preferred shares	-	78,175	-	(78,175)	-
Retained earnings (deficit)	(452,100)	(329,969)	71,785	258,184	(452,100)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	615,731	12,857	617	(13,474)	615,731
Accumulated other comprehensive loss	(34,608)	(34,608)	(4,288)	38,896	(34,608)
Total shareholders’ equity (deficiency)	(4,130)	(252,525)	803,856	(551,331)	(4,130)
Total liabilities and shareholders’ equity (deficiency)	548,856	1,544,354	897,114	(2,233,669)	756,655

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

16.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Balance Sheet as at September 30, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	702	41,859	83,874	-	126,435
Accounts receivable, net	-	41,151	15,973	-	57,124
Accounts receivable from the parent company	42	264	-	-	306
Short-term intercompany receivables	5,857	5,803	364	(12,024)	-
Income taxes receivable	-	3,383	8	-	3,391
Inventories, net	-	39,162	5,688	(144)	44,706
Prepaid expenses and deposits	-	2,289	579	-	2,868
Deferred income taxes	588	14,960	304	-	15,852
Total current assets	7,189	148,871	106,790	(12,168)	250,682
Property, plant and equipment, net	-	29,846	9,498	-	39,344
Intangible assets, net	-	347,604	73,686	-	421,290
Investments in subsidiaries	(231,940)	782,206	-	(550,266)	-
Intercompany advances	898,272	128,793	669,195	(1,696,260)	-
Goodwill	-	153,287	12,536	-	165,823
Deferred debt issue expense, net	23,371	2,040	-	-	25,411
Deferred income taxes	3,962	4,653	3,437	-	12,052
Total assets	700,854	1,597,300	875,142	(2,258,694)	914,602
Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,091	71,305	11,432	(144)	87,684
Income taxes payable	3,425	(940)	8	-	2,493
Installments on long-term debt	12,939	17,769	-	-	30,708
Short-term intercompany payables	4,795	6,206	1,023	(12,024)	-
Deferred income taxes	588	257	(708)	-	137
Total current liabilities	26,838	94,597	11,755	(12,168)	121,022
Long-term debt	510,755	71,831	-	-	582,586
Intercompany advances	19,224	1,593,115	83,921	(1,696,260)	-
Other long-term liabilities	262	9,186	-	-	9,448
Deferred income taxes	(19,989)	60,511	(2,740)	-	37,782
Total liabilities	537,090	1,829,240	92,936	(1,708,428)	750,838
Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	21,034	745,398	(766,432)	1
Retained earnings (deficit)	(297,658)	(242,700)	37,332	205,368	(297,658)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	619,053	14,204	611	(14,815)	619,053
Accumulated other comprehensive loss	(24,478)	(24,478)	(1,135)	25,613	(24,478)
Total shareholders’ equity (deficiency)	163,764	(231,940)	782,206	(550,266)	163,764
Total liabilities and shareholders’ equity (deficiency)	700,854	1,597,300	875,142	(2,258,694)	914,602

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

16.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the three-month period ended March 31, 2010

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$

Net product sales	-	77,560	17,114	(309)	94,365
Cost of goods sold	-	61,535	6,586	29	68,150
Selling and administrative expenses	1,002	20,902	6,502	-	28,406
Management fees	1,000	-	-	-	1,000
Research and development expenses	-	6,063	1,620	-	7,683
Depreciation and amortization	-	12,045	1,954	-	13,999
Impairment of intangible assets and goodwill	-	107,158	-	-	107,158
Total operating expenses	2,002	207,703	16,662	29	226,396
Operating income (loss)	(2,002)	(130,143)	452	(338)	(132,031)
Financial expenses	14,946	27,856	1,805	(28,222)	16,385
Interest income	(12,067)	(1,935)	(14,379)	28,222	(159)
Other income	-	(7,700)	-	-	(7,700)
Loss (gain) on foreign currencies	16,148	(9,604)	117	(5,253)	1,408
Total other expenses (income)	19,027	8,617	(12,457)	(5,253)	9,934
Income (loss) before income taxes	(21,029)	(138,760)	12,909	4,915	(141,965)
Income taxes expense (benefit)	37,612	(15,169)	(546)	(102)	21,795
Equity in earnings (loss) in subsidiaries	(105,119)	18,472	-	86,647	-
Net income (loss)	(163,760)	(105,119)	13,455	91,664	(163,760)

Condensed Consolidating Operations for the three-month period ended March 31, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	-	107,290	15,652	(2,311)	120,631
Cost of goods sold	-	23,688	4,857	858	29,403
Selling and administrative expenses	540	24,042	7,257	-	31,839
Research and development expenses	-	9,197	(108)	-	9,089
Depreciation and amortization	-	11,598	2,881	-	14,479
Total operating expenses	540	68,525	14,887	858	84,810
Operating income (loss)	(540)	38,765	765	(3,169)	35,821
Financial expenses	15,629	27,506	413	(26,641)	16,907
Interest income	(10,435)	(2,077)	(14,165)	26,641	(36)
Gain on foreign currencies	-	(352)	(33)	-	(385)
Total other expenses (income)	5,194	25,077	(13,785)	-	16,486
Income (loss) before income taxes	(5,734)	13,688	14,550	(3,169)	19,335
Income taxes expense (benefit)	20,428	(17,862)	(340)	-	2,226
Equity in earnings (loss) in subsidiaries	46,693	15,145	-	(61,838)	-
Net income (loss)	20,531	46,695	14,890	(65,007)	17,109

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

16.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Operations for the six-month period ended March 31, 2010

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$

Net product sales	-	172,583	33,220	(1,306)	204,497
Cost of goods sold	-	84,084	11,662	(968)	94,778
Selling and administrative expenses	1,345	45,303	13,997	-	60,645
Management fees	1,855	-	-	-	1,855
Research and development expenses	-	13,770	2,339	-	16,109
Depreciation and amortization	-	26,656	4,036	-	30,692
Impairment of intangible assets including goodwill	-	107,158	-	-	107,158
Total operating expenses	3,200	276,971	32,034	(968)	311,237
Operating income (loss)	(3,200)	(104,388)	1,186	(338)	(106,740)
Financial expenses	29,903	56,517	3,765	(57,603)	32,582
Interest income	(24,536)	(3,930)	(29,444)	57,603	(307)
Other income	-	(7,700)	-	-	(7,700)
Loss (gain) on foreign currencies	22,865	(14,268)	(22)	(7,182)	1,393
Total other expenses (income)	28,232	30,619	(25,701)	(7,182)	25,968
Income (loss) before income taxes	(31,432)	(135,007)	26,887	6,844	(132,708)
Income taxes expense (benefit)	33,971	(11,328)	(935)	(102)	21,606
Equity in earnings (loss) in subsidiaries	(88,911)	34,768	-	54,143	-
Net income (loss)	(154,314)	(88,911)	27,822	61,089	(154,314)

Condensed Consolidating Operations for the six-month period ended March 31, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	-	195,274	33,102	(3,637)	224,739
Cost of goods sold	-	41,617	13,456	(216)	54,857
Selling and administrative expenses	1,839	47,280	14,725	-	63,844
Management fees	163	-	-	-	163
Research and development expenses	-	16,065	74	-	16,139
Depreciation and amortization	-	24,542	4,410	-	28,952
Total operating expenses	2,002	129,504	32,665	(216)	163,955
Operating income (loss)	(2,002)	65,770	437	(3,421)	60,784
Financial expenses	31,765	60,277	2,094	(57,904)	36,232
Interest income	(27,245)	(2,233)	(28,685)	57,904	(259)
Loss (gain) on foreign currencies	-	(323)	68	-	(255)
Total other expenses (income)	4,520	57,721	(26,523)	-	35,718
Income (loss) before income taxes	(6,522)	8,049	26,960	(3,421)	25,066
Income taxes expense (benefit)	(8,694)	13,945	(2,427)	-	2,824
Equity in earnings in subsidiaries	23,492	29,388	-	(52,880)	-
Net income	25,664	23,492	29,387	(56,301)	22,242

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

16.	Condensed Consolidating Financial Information (continued)

Condensed Consolidating Cash Flows for the six-month period ended March 31, 2010

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(56,048)	92,699	22,968	-	59,619
Cash flows from investing activities
Acquisition of property, plant and equipment	-	(3,089)	(373)	-	(3,462)
Intercompany advances	45,791	166	(86)	(45,871)	-
Investments in subsidiaries	-	-	(68,000)	68,000	-
Net cash provided by (used in) investing activities	45,791	(2,923)	(68,459)	22,129	(3,462)
Cash flows from financing activities
Repayment of long-term debt	(8,791)	(12,074)	-	-	(20,865)
Stock-based compensation plans redemption	(328)	-	-	-	(328)
Intercompany advances	18,870	(65,081)	340	45,871	-
Dividends paid	(128)	-	-	-	(128)
Issue of shares	-	68,000	-	(68,000)	-
Net cash provided by (used in) financing activities	9,623	(9,155)	340	(22,129)	(21,321)
Foreign exchange gain (loss) on cash held in foreign currencies	-	11	(868)	-	(857)
Net increase (decrease) in cash and cash equivalents	(634)	80,632	(46,019)	-	33,979
Cash and cash equivalents, beginning of period	702	41,859	83,874	-	126,435
Cash and cash equivalents, end of period	68	122,491	37,855	-	160,414

Condensed Consolidating Cash Flows for the six-month period ended March 31, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(53,291)	183,907	(81,655)	-	48,961
Cash flows from investing activities
Acquisition of property, plant and equipment	-	(2,296)	(624)	-	(2,920)
Acquisition of intangible assets	-	-	(10)	-	(10)
Intercompany advances	16,662	(94,502)	12,078	65,762	-
Net cash provided by (used in) investing activities	16,662	(96,798)	11,444	65,762	(2,930)
Cash flows from financing activities
Repayment of long-term debt	(1,111)	(3,264)	-	-	(4,375)
Intercompany advances	38,547	(60,215)	87,430	(65,762)	-
Net cash provided by (used in) financing activities	37,436	(63,479)	87,430	(65,762)	(4,375)
Foreign exchange loss on cash held in foreign currencies	-	(308)	(1,058)	-	(1,366)
Net increase in cash and cash equivalents	807	23,322	16,161	-	40,290
Cash and cash equivalents, beginning of period	21	26,181	29,903	-	56,105
Cash and cash equivalents, end of period	828	49,503	46,064	-	96,395

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

17.	Subsequent Events

On April 29, 2010, the Company announced that it had taken steps to cease the distribution of ULTRASE® MT and VIOKASE® effective April 28, 2010, in accordance with FDA guidance. Although these measures were taken after March 31, 2010, in accordance with U.S. GAAP, the Company has included the estimated effects of this decision in its current quarter results because it relates to an event that provided additional evidence that was relevant in the determination of March 31, 2010 estimates that are inherently used in the preparation of the Company’s financial statements at the balance sheet date.

The following table summarizes the preliminary assessment by the Company’s management of the impacts of ceasing to distribute ULTRASE® MT and VIOKASE® on the condensed consolidated interim financial statements of operations for the three-month and six-month periods ended March 31, 2010:

For the three-month and six-month periods ended March 31, 2010
$
Net product sales	(10,444)
Cost of goods sold	42,964
Preliminary impairment of intangible assets and goodwill	107,158
Selling and administrative expenses	(4,918)
145,204
Operating loss	(155,648)
Income taxes expense	19,424
Net loss	(175,072)

The Company entered into an asset purchase and license agreement to acquire rights in and to the intellectual property, assigned contracts, permits and inventories related to a compound to be used in the development of an undisclosed product in the field of gastroenterology. Certain other rights were licensed under the agreement. Pursuant to the agreement, The Company will make an upfront payment of $8,000,000 on closing and additional payments of up to $86,000,000 based on the achievement of certain development, regulatory and commercialization milestones. In addition, the Company will pay royalties on the basis of net sales. The Company completed the asset acquisition in April 2010 and will record an expense of $8,000,000 for the payment of acquired in-process research and development in the third quarter of fiscal year 2010.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this Quarterly Report. The results of operations for the three-month and six-month periods ended March 31, 2010, and March 31, 2009, reflect the results of operations for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms "Axcan", "Company", "we", "us" and "our" refer to Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part 2, Item 1A of this Quarterly Report and “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Actual results may differ materially from those contained in any forward-looking statements.

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

We intend to enhance our position as the leading specialty pharmaceutical company concentrating in the field of gastroenterology by pursuing the following strategic initiatives: 1) growing sales of existing products; 2) launching new products; 3) selectively acquiring or in-licensing complementary products; 4) pursuing growth opportunities through a development pipeline; and 5) expanding internationally.

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

Since 2005, some U.S. wholesalers have changed their business model from one depending on drug price inflation to a fee-for-service arrangement, whereby manufacturers pay wholesalers a fee for inventory management and other services. These fees typically are a percentage of the wholesaler’s purchases from the manufacturer or a fixed charge per item or per unit. The fee-for-service approach results in wholesalers’ compensation being more stable and volume-based as opposed to price-increase based. As a result of the move to a fee-for-service business model, many wholesalers are no longer investing in inventory ahead of anticipated price increases and have reduced their inventories from their historical levels. As a consequence of the new model, manufacturers now realize the benefit of price increases more rapidly in return for paying wholesalers for the services they provide, on a fee-for-service basis. Fees resulting from distribution services agreements, or DSAs, are deducted from gross sales.  We have had DSAs in place with our three largest U.S. wholesalers since the first quarter of fiscal year 2009.

In March 2010, the Health Care and Education Reconciliation Act of 2010 was enacted in the U.S. This healthcare reform legislation contains several provisions that impact our business, which include expanding rebate coverage to managed Medicaid and an increase to the rate of rebates for all our drugs dispensed to Medicaid beneficiaries; expanding the 340(B) drug pricing program requiring drug manufacturers to provide discounted product to reduce the Medicare Part D coverage gap; and assessing a new fee on manufacturers and importers of branded prescription drugs paid for pursuant to coverage provided under specified government programs.  The impact of these changes is further discussed below under the “Healthcare Reform” subsection.

On April 29, 2010, we announced that we had taken steps to cease the distribution of ULTRASE® MT and VIOKASE®, effective April 28, 2010, in response to FDA guidance related the continued distribution of unapproved pancreatic enzyme products, or PEPs. The effects of ceasing to distribute these product lines on our financial statements are summarized in the section “Unapproved pancreatic enzyme products (“PEPs”) event” below. We have reflected certain adjustments in our financial statements for the quarter ended March 31, 2010 in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), including the appropriate treatment of a recognized subsequent event of this nature.

FINANCIAL OVERVIEW FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2010

This discussion and analysis is based on our audited annual consolidated financial statements and the related notes thereto reported under U.S. GAAP. For a description of our products, see the section entitled “Business Products” in Item 1, Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission.

For the three-month period ended March 31, 2010, net product sales were $94.4 million ($120.6 million for the three-month period ended March 31, 2009), operating loss was $132.1 million (operating income of $35.8 million for the three-month period ended March 31, 2009) and net loss was $163.7 million (net income of $17.1 million for the three-month period ended March 31, 2009). For the six-month period ended March 31, 2010, net product sales were $204.5 million ($224.7 million for the six-month period ended March 31, 2009), operating loss was $106.8 million (operating income of $60.7 million for the corresponding period of fiscal year 2009) and net loss was $154.3 million (net income of $22.2 million for the corresponding period of fiscal year 2009). Net product sales in the United States were $69.6 million (73.7% of net product sales) for the three-month period ended March 31, 2010, compared to $98.8 million (81.9% of net product sales) for the corresponding period of the preceding fiscal year. In the European Union, net product sales were $16.8 million (17.8% of net product sales) for the three-month period ended March 31, 2010, compared to $15.0 million (12.4% of net product sales) for the corresponding period of the preceding fiscal year. In Canada, net product sales were $7.9 million (8.4% of net product sales) for the three-month period ended March 31, 2010, compared to $6.7 million (5.6% of net product sales) for the corresponding period of the preceding fiscal year.  Net product sales in the United States were $154.8 million (75.7 % of net product sales) for the six-month period ended March 31, 2010, compared to $178.0 million (79.2% of net product sales) for the corresponding period of the preceding fiscal year. In the European Union, net product sales were $32.6 million (15.9% of net product sales) for the six-month period ended March 31, 2010, compared to $31.0 million (13.8% of net product sales) for the corresponding period of the preceding fiscal year. In Canada, net product sales were $16.7 million (8.2% of net product sales) for the six-month period ended March 31, 2010, compared to $15.5 million (6.9% of net product sales) for the corresponding period of the preceding fiscal year.

Unapproved pancreatic enzyme products (“PEPs”) event

ULTRASE® MT and VIOKASE® have accounted for approximately 19% of our total net sales in the last three fiscal years. PEPs to treat exocrine pancreatic insufficiency have been marketed in the U.S. since before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, companies have historically marketed PEPs that have not been approved by the Food and Drug Administration, or FDA, including ULTRASE® MT and VIOKASE®, our PEPs. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of PEPs file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for PEPs until April 28, 2010, for those companies that (a) were marketing unapproved PEPs as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) continued diligent pursuit of regulatory approval.

We completed the submission of our NDA for ULTRASE® MT and, in the fourth quarter of fiscal 2008, received a first complete response letter (formerly known as an “approvable letter’’ prior to recent amendments of the Food Drug and Cosmetics Act, or FDCA) citing only certain chemistry, manufacturing and control data, or CMC, work requirements to which we responded. Further to the filing of our response, we received a second complete response letter in the fourth quarter of fiscal 2009, again citing certain CMC work the FDA requested we complete in order to obtain approval. This request was addressed in a complete response letter we prepared in collaboration with our manufacturing partners and filed with the FDA. The submission of our rolling NDA for VIOKASE® was completed in the first quarter of fiscal 2010.  At the time we completed this submission we requested a priority review and the FDA advised us in the second quarter of fiscal 2010 that it would not grant a priority review of this NDA.

On April 12, 2010, the FDA issued a press release concerning its approval of an NDA for an additional PEP and also posted on its website questions and answers for healthcare professionals and the public regarding the use of approved PEPs and the implications for PEPs that are not approved by April 28, 2010. In its communication, the FDA confirmed that following April 28, 2010, marketers of unapproved PEPs must suspend distributing unapproved PEPs. The FDA stated that, after this date, the unapproved products may still be available on pharmacy shelves for a short time until stock is depleted. Because we did not receive FDA approval of the NDAs we submitted for both ULTRASE® MT and VIOKASE®, we took steps to cease the distribution of both these product lines, effective April 28, 2010.

In the April 12 communication, the FDA also stated that it will continue to review NDAs that have been submitted by manufacturers of unapproved PEPs, and will approve additional PEPs even after the April 28, 2010 deadline has passed, if they meet the required safety, effectiveness, and product quality standards.

On May 5, 2010, the Prescription Drug User Fee Act, or PDUFA, date for our ULTRASE® MT NDA, the FDA issued an additional complete response with respect to our NDA for ULTRASE® MT for the treatment of exocrine pancreatic insufficiency.  This letter requires that deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient of ULTRASE® MT be addressed before approval can be granted. The PDUFA date for VIOKASE® is August 30, 2010.  We and the manufacturer of the active pharmaceutical ingredient of ULTRASE® MT and VIOKASE® are in ongoing discussions with the FDA to address the remaining open issues identified by the FDA.

Although we ceased distribution of ULTRASE® MT and VIOKASE®, previously shipped product remains on hand at the wholesaler and retail levels.   As a result of taking steps to cease distribution and in accordance with U.S. GAAP, including the appropriate treatment of a recognized subsequent event of this nature, for the three-month period ended March 31, 2010, we recorded an additional $10.4 million returns provision which is an estimate of our liability for ULTRASE® MT and VIOKASE® that may be returned by the original purchaser under our DSAs or applicable returns policies. This provision is based on management estimates of ULTRASE® MT and VIOKASE® inventory in the distribution channel, assumptions on  related expiration dates of this inventory, estimated erosion of ULTRASE® MT and VIOKASE® demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE® MT and VIOKASE® and other factors.

During the three-month period ended March 31, 2010, we recorded a write-down of $28.1 million to reduce inventories to their net realizable value. We recorded this inventory write-down for inventory related to ULTRASE® MT and VIOKASE®, in light of the fact that these products did not obtain regulatory approval by the April 28, 2010 deadline established by the FDA. An additional charge to cost of goods sold of $14.9 million has also been recorded for estimated loss for purchase and other materials and supply commitments related to ULTRASE® MT and VIOKASE® products incurred in the quarter.

This event has also resulted in a change in circumstance that caused us to review the carrying value of our long lived intangible assets, including goodwill. Based on this review, a preliminary impairment charge of $107.2 million was recorded for the quarter ended March 31, 2010.

The income tax benefits of the above changes were estimated and $25.6 million has been recorded in income taxes expense. In addition, an increase in valuation allowance on deferred tax assets of $45.0 million was also recorded.

The charges that we have taken as a result of having ceased distribution of our PEPs reflect many subjective estimates that were required to be made by management. These estimates include:

a)	The quantity and expiration dates of PEPs inventory in the distribution channel;

b)	Short-term prescription demand during the period of time where the products will continue to be available at the pharmacy-level;

c)	Assumptions regarding the probability of obtaining an eventual NDA for our PEPs and the time required for approval;

d)	Assumptions regarding market share growth after an eventual re-launch of our PEPs; and

e)	Other factors

In future quarters, we will monitor and review the assumptions and estimates and will prospectively record changes to provisions reflected in the current quarter. This process will include finalizing the goodwill impairment test.

The following table summarizes the preliminary assessment by management of the impacts of our ceasing to distribute ULTRASE® MT and VIOKASE®, or the “unapproved PEPs event’’ as it is sometimes referred to herein, on our condensed consolidated interim financial statements of operations for the three-month and six-month periods ended March 31, 2010:

(in millions of U.S. dollars)	For the three-month and six-month periods ended March 31, 2010
$
Net product sales	(10.4)
Cost of goods sold	43.0
Preliminary impairment of intangible assets and goodwill	107.2
Selling and administrative expenses	(4.9)
145.3
Operating loss	(155.7)
Income taxes expense	19.4
Net loss	(175.1)

Financial highlights

(in millions of U.S. dollars)	March 31, 2010	September 30, 2009
	$	$
Total assets	756.7	914.6
Long-term debt (a)	593.5	613.3
Shareholders’ equity (deficiency)	(4.1)	163.8

(a)	Including the current portion

(in millions of U.S. dollars)	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
	$	$	$	$
Net product sales	94.4	120.6	204.5	224.7
EBITDA (1)	(111.8)	50.7	(69.8)	90.0
Adjusted EBITDA (1)	50.0	54.1	96.2	96.0
Net income	(163.7)	17.1	(154.3)	22.2

(1) Reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the three-month and six-month periods ended March 31, 2010, and 2009 is as follows:

(in millions of U.S. dollars)	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009
	$	$	$	$
Net income (loss)	(163.7)	17.1	(154.3)	22.2
Financial expenses	16.3	16.9	32.5	36.3
Interest income	(0.2)	-	(0.3)	(0.3)
Income taxes expense	21.8	2.2	21.6	2.8
Depreciation and amortization	14.0	14.5	30.7	29.0
EBITDA f)	(111.8)	50.7	(69.8)	90.0
Transaction, integration, refinancing costs and nonrecurring payments to third parties a)	2.6	0.8	4.4	1.9
Management fees b)	1.0	-	1.9	0.2
Stock-based compensation expense excluding impact of the unapproved PEPs event c)	2.5	2.6	4.0	3.9
Preliminary impairment of intangible assets and goodwill related to the unapproved PEPs event d)	107.2	-	107.2	-
Adjustments related to the unapproved PEPs event e)	48.5	-	48.5	-
Adjusted EBITDA f)	50.0	54.1	96.2	96.0

a)
Represents integration and refinancing costs related to non-recurring transactions, payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.
c)	Represents stock-based employee compensation expense under the provisions of FASB guidance, excluding the impact of the unapproved PEPs event.
d)	Intangible assets and goodwill write-downs related to the unapproved PEPs event.
e)
Adjustments and other write-downs related to the unapproved PEPs event, including an additional returns provision of $10.4 million, inventory write-down of $28.1 million, an accrual for purchases and other materials and supply commitments of $14.9 million and a stock-based compensation recovery of $4.9 million.

f)
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

Overview of results of operations

(in millions of U.S. dollars)	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	Change
	$	$	$	%
Net product sales (b)	94.4	120.6	(26.2)	(21.7)
Cost of goods sold (a) (b)	68.2	29.4	38.8	132.0
Selling and administrative expenses (a) (b)	28.4	31.8	(3.4)	(10.7)
Management fees	1.0	-	1.0	-
Research and development expenses (a)	7.7	9.1	(1.4)	(15.4)
Depreciation and amortization	14.0	14.5	(0.5)	(3.4)
Preliminary impairment of intangible assets and goodwill (b)	107.2	-	107.2	-
	226.5	84.8	141.7	167.1
Operating income (loss)	(132.1)	35.8	(167.9)	(469.0)
Financial expenses	16.3	16.9	(0.6)	(3.6)
Interest income	(0.2)	-	(0.2)	-
Other income	(7.7)	-	(7.7)	-
Loss (gain) on foreign currencies	1.4	(0.4)	1.8	450.0
	9.8	16.5	(6.7)	(40.6)
Income (loss) before income taxes	(141.9)	19.3	(161.2)	(835.2)
Income taxes expense (b)	21.8	2.2	19.6	890.9
Net income (loss)	(163.7)	17.1	(180.8)	(1,057.3)

(a)	Exclusive of depreciation and amortization
(b)	Including one time charges related to the unapproved PEPs event

(in millions of U.S. dollars)	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009	Change
	$	$	$	%
Net product sales (b)	204.5	224.7	(20.2)	(9.0)
Cost of goods sold (a) (b)	94.8	54.9	39.9	72.7
Selling and administrative expenses (a) (b)	60.6	63.8	(3.2)	(5.0)
Management fees	1.9	0.2	1.7	850.0
Research and development expenses (a)	16.1	16.1	-	-
Depreciation and amortization	30.7	29.0	1.7	5.9
Preliminary impairment of intangible assets and goodwill (b)	107.2	-	107.2	100.0
	311.3	164.0	147.3	89.8
Operating income (loss)	(106.8)	60.7	(167.5)	(275.9)
Financial expenses	32.5	36.3	(3.8)	(10.5)
Interest income	(0.3)	(0.3)	-	-
Other income	(7.7)	-	(7.7)	-
Loss (gain) on foreign currencies	1.4	(0.3)	1.7	566.7
	25.9	35.7	(9.8)	(27.5)
Income (loss) before income taxes	(132.7)	25.0	(157.7)	(630.8)
Income taxes expense (b)	21.6	2.8	18.8	671.4
Net income (loss)	(154.3)	22.2	(176.5)	(795.0)

(a)	Exclusive of depreciation and amortization
(b)	Including one-time charges due to the unapproved PEPs event

Net product sales

For the three-month period ended March 31, 2010, net product sales were $94.4 million compared to $120.6 million for the corresponding period of the preceding year, a decrease of 21.7%. For the six-month period ended March 31, 2010, net product sales were $204.5 million compared to $224.7 million for the corresponding period of the preceding year, a decrease of 9.0%.

This decrease was primarily derived from lower sales in the United States, which amounted to $69.6 million for the three-month period ended March 31, 2010, compared to $98.8 million for the corresponding period of the preceding fiscal year, a decrease of 29.6% and $154.8 million for the six-month period ended March 31, 2010, compared to $178.0 million for the corresponding period of the preceding fiscal year, a decrease of 13.0%. The decrease in sales in the United States is mainly due to the product returns provision of $10.4 million taken related to the unapproved PEPs event and to the continued decrease in sales of certain of our URSO® branded products resulting from the entry on the U.S. market of a generic version of URSO® 250 and URSO® FORTE following their approval by the Office of Generic Drugs on May 13, 2009, combined with increases in sales deductions discussed hereafter in the gross-to-net product sales analysis.

Net product sales in the European Union increased 12.0%, from $15.0 million for the corresponding period of the preceding fiscal year, to $16.8 million for the three-month period ended March 31, 2010, and increased 5.2% from $31.0 million for the six-month period ended March 31, 2009, to $32.6 million for the six-month period ended March 31, 2010. The increase in sales resulted principally from the positive impact of currency fluctuations compared to the preceding year, as the value of the Euro against the U.S. dollar improved by 11.3% for the three-month period and by 8.7% for the six-month period.  This increase was partially offset by a decrease in sales of our LACTEOL® products as a result of seasonal fluctuations in the infant diarrheal market.

Net product sales in Canada increased 17.9%, from $6.7 million for the three-month period ended March 31, 2009, to $7.9 million for the three-month period ended March 31, 2010, and increased 7.7% from $15.5 million for the six-month period ended March 31, 2009, to $16.7 million for the six-month period ended March 31, 2010. The increase in sales resulted mostly from the positive impact of currency fluctuations compared to the corresponding period of the preceding year, as the value of the Canadian dollar improved against the U.S. dollar by 15.2% for the three-month period and by 7.5% for the six-month period.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

(in millions of U.S. dollars)	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	Change
	$	$	$	%
Gross product sales	133.7	145.6	(11.9)	(8.2)
Gross-to-net product sales adjustments
Product returns	2.8	3.1	(0.3)	(9.7)
Product returns related to the unapproved PEPs event	10.4	-	10.4	-
Chargebacks	10.7	9.2	1.5	16.3
Contract rebates	11.3	9.0	2.3	25.6
DSA fees	1.8	1.1	0.7	63.6
Discounts and other allowances	2.3	2.6	(0.3)	(11.5)
Total gross-to-net product sales adjustments	39.3	25.0	14.3	57.2
Total net product sales	94.4	120.6	(26.2)	(21.7)

(in millions of U.S. dollars)	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009	Change
	$	$	$	%
Gross product sales	279.0	267.9	11.1	4.1
Gross-to-net product sales adjustments
Product returns	4.1	4.2	(0.1)	(2.4)
Product returns related to the unapproved PEPs event	10.4	-	10.4	-
Chargebacks	25.5	14.4	11.1	77.1
Contract rebates	25.9	17.6	8.3	47.2
DSA fees	3.6	2.0	1.6	80.0
Discounts and other allowances	5.0	5.0	-	-
Total gross-to-net product sales adjustments	74.5	43.2	31.3	72.5
Total net product sales	204.5	224.7	(20.2)	(9.0)

Product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances totalled $39.3 million (29.4% of gross product sales) for the three-month period ended March 31, 2010, and $25.0 million (17.2% of gross product sales) for the corresponding period of the preceding fiscal year. The increase in total deductions as a percentage of gross product sales was mostly due to an increase of 7.8% in product returns, 2.3% in contract rebates and 1.7% in chargebacks. Product returns, contract rebates, DSA fees, discounts and other allowances totalled $74.5 million (26.7% of gross product sales) for the six-month period ended March 31, 2010, and $43.2 million (16.1% of gross product sales) for the six-month period ended March 31, 2009. The increase in total deductions as a percentage of gross product sales was mostly due to an increase of 3.6% in product returns, 3.8% in chargebacks and 2.7% in contract rebates. The increases in product returns are mainly due to the unapproved PEPs event ($10.4 million). The increases in chargebacks and contract rebates are primarily due to the fact that we have fixed price contracts with certain third-party payors which, as a result of price increases announced during the preceding fiscal year, resulted in a greater rebate as a percentage of sales being awarded under those contracts.  Furthermore, we recorded an additional reserve of $1.5 million for the three-month period and $5.4 million for the six-month period ended March 31, 2010, for chargebacks and rebates associated liabilities related to our URSO® franchise to reflect the estimated impact of updated pricing and contracting activities. Estimated chargebacks and rebates are recorded at the time revenue is recognized and are based on the latest information available at that time, including estimated inventory levels in the distribution channel.

In addition, in May 2009, we entered into an agreement with the Department of Defense, or DOD, to remain eligible for inclusion on the DOD’s formulary and pursuant to which we agreed to pay rebates under the TRICARE retail pharmacy program. We began accounting for these rebates in the third quarter of fiscal year 2009. Under the contracting process it initiated in 2009, the DOD  further  sought to claim rebates from a large number of pharmaceutical manufacturers, including us,  on all prescriptions of covered  drugs filled under TRICARE for prior periods, starting as and  from January 28, 2008. The DOD’s right to claim rebates for these periods prior to its rulemaking and contracting initiative was challenged in a lawsuit instituted on behalf of pharmaceutical manufacturers. During the first quarter of fiscal year 2010, an additional provision of $1.6 million was recorded to account for the potential unfavourable judicial decision in this lawsuit.

Deductions also increased due to increases in DSA fees resulting from new DSAs signed with two additional major U.S. wholesalers during the previous fiscal year.

Healthcare Reform

In March 2010, the Health Care and Education Reconciliation Act of 2010 was enacted in the U.S. This healthcare reform legislation contains several provisions that impact our business.

Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the three-month and six-month periods ended March 31, 2010. These include (1) an increase in the minimum Medicaid rebate to States participating in the Medicaid program on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Service Act drug pricing program, which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals, and rural referral centers.

In addition, beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries for any covered prescription drugs purchased during a Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and Department of Veterans Affairs and Department of Defence programs and TRICARE) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. Further, the new law also imposes a 2.3% excise tax on sales of certain taxable medical devices, including our FLUTTER® mucus clearance device, that are made after December 31, 2012.

Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. For example, we do not yet know when and how discounts will be provided to the additional hospitals eligible to participate under the 340(B) program. In addition, determinations as to how the Medicare Part D coverage gap will operate and how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified, though, as noted above, these programs will not be effective until 2011. We have made several estimates with regard to important assumptions relevant to determining the financial impact of this legislation on our business due to the lack of availability of both certain information and a complete understanding of how the process of applying the legislation will be implemented.

In 2010, we expect that the new legislation will reduce our revenues by approximately $2.0 million as a result of the higher rebates and discounts on our products. We are still assessing the full extent of this legislation’s longer-term impact on our business. While certain aspects of the new legislation implemented in 2010 are expected to reduce our revenues in 2010 and in future years, other provisions of this legislation may offset, at some level, any reduction in revenues when these provisions become effective. In future years, based on our understanding, these other provisions are expected to result in higher revenues due to an increase in the total number of patients covered by health insurance and an expectation that existing insurance coverage will provide more comprehensive consumer protections. This would include a federal subsidy for a portion of a beneficiary’s out-of-pocket cost under Medicare Part D. However, these higher revenues will be negatively impacted by the branded prescription drug manufacturers’ fee. Consequently, a provision of $0.8 million has been recorded in contract rebates in the three-month and six-month periods ended March 31, 2010, including $0.3 million as an initial adjustment and $0.5 million to reflect the impact on the current sales.

Cost of goods sold

Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing costs. We outsource most of our manufacturing requirements. For the three-month period ended March 31, 2010, cost of goods sold increased $38.8 million (132.0%) to $68.2 million from $29.4 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the three-month period ended March 31, 2010, increased compared to the three-month period ended March 31, 2009, from 24.4% to 72.2% mostly due to the unapproved PEPs event.  For the six-month period ended March 31, 2010, cost of goods sold increased $39.9 million (72.7%) to $94.8 million from $54.9 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the six-month period ended March 31, 2010, increased from 24.4% to 46.4% as compared to the six-month period ended March 31, 2009. The increases in cost of goods sold are mostly due to inventory write-down and purchase commitments reserves totalling $43.0 million related to the unapproved PEPs event. Without the impacts related to the unapproved PEPs event, cost of goods sold as a percentage of net product sales would have been 24.0% for the three-month period ended March 31, 2010, and 24.1% for the six-month period ended March 31, 2010, compared to 24.4% and 24.4% for the corresponding periods of fiscal year 2009.

Selling and administrative expenses

Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the three-month period ended March 31, 2010, selling and administrative expenses decreased $3.4 million (10.7%) to $28.4 million from $31.8 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2010, selling and administrative expenses decreased $3.2 million (5.0%) to $60.6 million from $63.8 million for the corresponding period of the preceding fiscal year. The decreases in selling and administrative expenses are mainly due to the adjustment of $4.9 million for stock-based compensation further to changes in assumptions affecting our valuation of these expenses due to the impact of the unapproved PEPs event on our business.  This decrease was partially offset by an increase in our patient support programs as well as an increase in the sales force headcount in May 2009.

Management fees

Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. These fees were previously unallocated to subsidiaries of Axcan Holdings Inc., the indirect parent company of Axcan Intermediate Holdings Inc. As of March 31, 2010, they were allocated from the closing date of February 2008 Transactions based on revenue. For the three-month period ended March 31, 2010, management fees amounted to $1.0 million from $0.0 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2010, management fees increased $1.7 million to $1.9 million from $0.2 million for the corresponding period of the preceding fiscal year as these fees were previously not allocated to the subsidiaries of Axcan Holdings Inc.

Research and development expenses

Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the three-month period ended March 31, 2010, research and development expenses decreased $1.4 million (15.4%) to $7.7 million, from $9.1 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2010, and 2009, research and development expenses amounted to $16.1 million. The research and development expenses include a decrease related to the diminishing of expenses related to the development work on PEPs and European clinical trial costs for PYLERA® as compared to the previous fiscal year. This decrease was offset by the effect of foreign currency on some of our expenses denominated in Canadian dollars and in Euros.

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three-month period ended March 31, 2010, depreciation and amortization decreased $0.5 million (3.4%) to $14.0 million from $14.5 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2010, depreciation and amortization increased $1.7 million (5.9%) to $30.7 million from $29.0 million. The changes are due to the reduction of the remaining amortizable life of some intangible assets to periods ranging from 6 months to 14 years, in the third quarter of fiscal year 2009.

Impairment of intangible assets and goodwill

The value of goodwill and intangible assets with an indefinite life are subject to an annual impairment test unless events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The intangible assets with a finite life and property, plant and equipment are subject to an impairment test whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.  As a result of the unapproved PEPs event, we compared the carrying value of the intangible assets with a finite life affected by the unapproved PEPs event to estimated future undiscounted cash flows. The change in circumstances associated with the unapproved PEPs event also caused us to review the carrying value of our long lived intangible assets including goodwill. Based on this review, a preliminary impairment charge of $107.2 million was recorded for the three-month and six-month periods ended March 31, 2010, reflecting charges of $91.4 million for the goodwill allocated to our U.S. reporting unit and of $15.8 million related to finite life intangible assets.

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the three-month period ended March 31, 2010, financial expenses decreased $0.6 million (3.6%) to $16.3 million from $16.9 million for the corresponding period of the preceding fiscal year. The decrease in financial expenses is mainly due to the reduction of the interest on long-term debt of $0.8 million partially offset by an increase of $0.2 in interest and bank charges. For the six-month period ended March 31, 2010, financial expenses decreased $3.8 million (10.5%) to $32.5 million from $36.3 million for the corresponding period of the preceding fiscal year. The decrease in financial expenses is mainly due to the reduction of interest on long-term debt of $2.5 million as a result of the decrease in interest rates and the change in the fair value of derivatives of $1.0 million. Our two interest rate swaps with a combined notional amount of $63.0 million that were designated as cash-flow hedges of interest rate risk which matured during the three-month period ended March 31, 2010, and were not renewed.

Interest income

For the three-month period ended March 31, 2010, total interest income increased to $0.2 million from $0.0 million for the corresponding period of the preceding fiscal year. The increase is mainly due to the increase in interest rates on our cash and cash equivalent investments. For the six-month period ended March 31, 2010, and the six-month period ended March 31, 2009, total interest income amounted $0.3 million.

Other income

In June 2007, we initiated a lawsuit under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE® MT. During the three-month and six-month periods ended March 31, 2010, an amount of $7.7 million was paid to us pursuant to settlement arrangements entered into with the defendants in these matter.

Income taxes

For the three-month period ended March 31, 2010, income tax expense amounted to $21.8 million, compared to $2.2 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2010, income tax expense amounted to $21.6 million compared to $2.8 million for the corresponding period of the preceding fiscal year. The effective tax rate was minus 15.4% for the three-month period ended March 31, 2010, compared to 11.5% for the three-month period ended March 31, 2009. For the six-month period ended March 31, 2010, the effective tax rate was minus 16.3%, compared to 11.3% for the six-month period ended March 31, 2009. The effective tax rates for the three-month and six-month periods ended March 31, 2010, are affected by a number of elements, the most important being the non-deductible charges related to the unapproved PEPs event and the valuation allowance taken against deferred tax assets attributable to the U.S. reporting unit. As at March 31, 2010, the Company has recorded a valuation allowance of $45.0 million against our net deferred tax assets attributable to the U.S. reporting unit. If, in future periods, the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded.

The difference between our effective tax rate and the statutory income tax rate is summarized as follows:

(in millions of U.S. dollars)	For the three-month period ended March 31, 2010		For the three-month period ended March 31, 2009
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(49.7)	35.00	6.8
Increase (decrease) in taxes resulting from:
Change in promulgated rates	0.07	(0.1)	-	-
Difference with foreign tax rates	0.56	(0.8)	2.74	0.5
Valuation allowance	(31.71)	45.0	-	-
Tax benefit arising from a financing structure	2.40	(3.4)	(38.62)	(7.5)
Non-deductible items	(23.96)	33.9	0.99	0.2
Investment tax credits	0.28	(0.4)	(1.51)	(0.3)
State taxes	2.61	(3.6)	4.52	0.9
Other	(0.61)	0.9	8.39	1.6
	(15.36)	21.8	11.51	2.2

(in millions of U.S. dollars)	For the six-month period ended March 31 2010		For the six-month period ended March 31 2009
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(46.4)	35.00	8.8
Increase (decrease) in taxes resulting from:
Difference with foreign tax rates	1.13	(1.5)	(0.61)	(0.2)
Valuation allowance	(33.91)	45.0	-	-
Tax benefit arising from a financing structure	5.73	(7.6)	(44.9)	(11.3)
Non-deductible items	(25.92)	34.4	2.49	0.6
Investment tax credits	0.45	(0.6)	(2.19)	(0.5)
State taxes	2.56	(3.3)	5.67	1.4
Other	(1.32)	1.6	15.8	4.0
	(16.28)	21.6	11.26	2.8

Net income (loss)

For the three-month period ended March 31, 2010, net income decreased $180.8 million (1,057.3%) to a net loss of $163.7 million from net income of $17.1 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2010, net income decreased $176.5 million (795.0%) to a net loss of $154.3 million from net income of $22.2 million for the corresponding period of the preceding fiscal year. The decreases in net income are mainly due to the impacts of the unapproved PEPs event amounting to $175.1 million.

Balance sheets as at March 31, 2010, and September 30, 2009

The following table summarizes balance sheet information as at March 31, 2010, compared to September 30, 2009.

	March 31,	September 30,
(in millions of U.S. dollars)	2010	2009	Change
	$	$	$	%
Cash and cash equivalents	160.4	126.4	34.0	26.9
Current assets	244.0	250.7	(6.7)	(2.7)
Total assets	756.7	914.6	(157.9)	(17.3)
Current liabilities	118.5	121.0	(2.5)	(2.1)
Long-term debt	593.5	582.6	10.9	1.9
Total liabilities	760.8	750.8	10.0	1.3
Shareholders’ equity (deficiency)	(4.1)	163.8	(167.9)	(102.5)
Working capital	125.5	129.7	(4.2)	(3.2)

Working capital decreased by $4.2 million (3.2%) to $125.5 million as at March 31, 2010, from $129.7 million at September 30, 2009. This decrease was mainly due to net working capital adjustments of $63.6 million related to the unapproved PEPs event. This decrease was partially offset by an increase in cash and cash equivalents of $34.0 million and the reduction in instalments on long-term debt of $30.7 million. Pursuant to our credit agreement we are required to annually prepay amounts equal to a portion of our annual excess cash flow, as defined under our credit agreement.  For fiscal year 2009, we were required to prepay $17.6 million on outstanding term loans under these provisions in the first quarter of fiscal year 2010. The prepayment was made in December 2009. As allowed by the credit agreement, the prepayment has been applied to the remaining scheduled installments of principal in direct order of maturity and the current portion of long-term debt has been reduced accordingly.

Total assets decreased $157.9 million (17.3%) to $756.7 million as at March 31, 2010, from $914.6 million as at September 30, 2009. This decrease was mainly due to the write-down of intangible assets and goodwill, of $107.2 million, inventory write-down of $28.1 million and deferred tax asset adjustments of $19.4 million related to the unapproved PEPs event.  Long-term debt increased $10.9 million (1.9%) to $593.5 million as at March 31, 2010, from $582.6 million as at September 30, 2009, mostly due to the reclassification of $13.1 million from short-term debt to long-term debt pursuant to the allocation of the prepayment made in December 2009 to the remaining scheduled installments of principal in direct order of maturity.

Liquidity and Capital Resources

Cash Requirements

As at March 31, 2010, working capital was approximately $125.5 million and $129.7 as at September 30, 2009. Cash generated from operations, which will be negatively affected by the unapproved PEPs event, is used to fund working capital, capital expenditures, milestone payments, debt service and business development activities. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.

A significant portion of our sales are attributable to the ULTRASE® MT and VIOKASE® product lines. We reported net sales of $37.2 million for ULTRASE® and $14.3 million for VIOKASE® for the six-month  period ended March 31, 2010. Total six-month net sales for these two products, which amounted to $51.5 million, are net of the additional reserve of $10.4 million taken due to the effect of the unapproved PEPs event.

On April 14, 2010, following the announcement that the FDA would require manufacturers of unapproved PEPs to cease distribution, effective April 28, 2010, one of the Company’s bond rating agencies put our credit  ratings “under review”. This could negatively impact on future borrowing capacity and cost.

Contractual Obligations and Other Commitments

The following table summarizes our significant contractual obligations as at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes the payment of amounts already recorded on the balance sheet as current liabilities at March 31, 2010, and certain other purchase obligations as discussed below:

	For the twelve-month periods ending March 31,
(in millions of U.S. dollars)	2011	2012	2013	2014	2015 and thereafter
	$	$	$	$	$
Long-term debt	-	16.3	21.9	100.6	463.0
Operating leases	2.7	1.7	1.2	1.0	0.2
Other commitments	15.8	1.4	0.1	0.1	0.1
Interest on long-term debt	57.6	57.4	56.5	53.9	76.8
	76.1	76.8	79.7	155.6	540.1

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

As more fully described in Note 10 to the Consolidated Financial Statements, effective October 1, 2007, we adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. As at March 31, 2010, we had unrecognized tax benefits of $11.3 million ($10.4 million as at September 30, 2009) of which $9.5 million would be treated as a reduction of goodwill and $1.8 million would favourably impact our effective tax rate if subsequently recognized.  Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.

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

We may redeem some or all of the Senior Secured Notes prior to March 1, 2011, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus a “make-whole” premium and accrued and unpaid interest. On or after March 1, 2011, we may redeem some or all of the Senior Secured Notes at the redemption prices (expressed as percentages of principal amount of the Senior Secured Notes to be redeemed) set forth below:

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

We also obtained a Credit Facility for a total of $290.0 million composed of term loans totalling $175.0 million and a revolving credit facility of $115.0 million (“Credit Facility”). The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at our option, plus the applicable rate based on our consolidated total leverage ratio and certain of our subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with quarterly payments over the term. As at March 31, 2010, $175.0 million of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as further disclosed in our Consolidated Financial Statements. The Credit Facility requires us to meet certain financial covenants, which were met as at March 31, 2010. The credit agreement governing the Credit Facility requires us to prepay outstanding term loans contingent upon the occurrence of these events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the  year ending September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestments rights and certain other exceptions. Based on these requirements, for the fiscal year 2009, we were required to prepay $17.6 million of outstanding term loans in the first quarter of fiscal year 2010.

On February 25, 2008, as part of the Arrangement financing, we also obtained $235.0 million in financing under our senior unsecured bridge facility maturing on February 25, 2009. On May 6, 2008, our senior unsecured bridge facility was refinanced on a long-term basis, by repaying the bridge facility with the proceeds from our sale of $235.0 million aggregate principal amount of the Senior Unsecured Notes. The senior notes were priced at $0.9884 with a yield to March 1, 2016, of 13.16%. The Senior Unsecured Notes are subordinate to the new senior secured credit facility and secured notes.

We may redeem some or all of the senior notes prior to March 1, 2012, at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes redeemed plus a “make-whole” premium and accrued and unpaid interest. On or after March 1, 2012, we may redeem some or all of the Senior Unsecured Notes at the redemption prices (expressed as percentages of principal amount of the Senior Unsecured Notes to be redeemed) set forth below:

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

Operating leases

We have various long-term operating lease agreements for office space, automotive equipment and other equipment. The latest expiry date for these agreements is in 2015.

Other commitments

Other operating commitments consist primarily of amounts relating to administrative services, clinical studies and other research and development services.

Related party transactions

As at March 31, 2010, and September 30, 2009, we had a note receivable from our parent company amounting to $133.2 million. During the three-month period ended March 31, 2010, we have earned interest income on the note amounting to $1.9 million net of taxes amounting to $1.0 million and $3.9 million net of taxes amounting to $2.1 million for the six-month period ended March 31, 2010 ($1.9 million net of taxes amounting to $1.0 million during the three-month period ended March 31, 2009, and  $3.9 million net of taxes amounting to $2.1 million during the six-month period ended March 31, 2009). We have also recorded a related interest on the note receivable from our parent company amounting to $21.1 million as at March 31, 2010 ($15.1 million as at September 30, 2009, which has been recorded in the shareholder’s equity section of the consolidated balance sheet. As at March 31, 2010, we also recorded an account receivable from our parent company amounting to $0.4 million ($0.3 million as at September 30, 2009).

We recorded management fees from a controlling shareholding company amounting to $1.0 million for the three-month period ended March 31, 2010, and $1.9 million for the six-month period ended March 31, 2010 (for the six-month period ended March 31, 2009, the management fees was not allocated except for an amount of $0.2 million). As at March 31, 2010, we accrued fees payable to a controlling shareholding company amounting to $0.9 million ($0.4 million as at September 30, 2009).

During the six-month period ended March 31, 2010, we paid a dividend to our parent company amounting to $0.1 million to allow for the payment of certain group expenses.

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

Cash flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2010, and 2009 as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the three-month period ended March 31, 2010	For the three-month period ended March 31, 2009	Change
	$	$	$
Net cash provided by operating activities	31.1	10.0	21.1
Net cash used by investing activities	(2.3)	(1.6)	(0.7)
Net cash used by financing activities	(0.1)	(2.2)	2.1

Our cash flows from operating, investing and financing activities for the six-month periods ended March 31, 2010, and 2009 as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the six-month period ended March 31, 2010	For the six-month period ended March 31, 2009	Change
	$	$	$
Net cash provided by operating activities	59.6	49.0	10.6
Net cash used by investing activities	(3.5)	(2.9)	(0.6)
Net cash used by financing activities	(21.3)	(4.4)	(16.9)

Cash flows provided by operating activities increased $21.1 million from $10.0 million for the three-month period ended March 31, 2009, to $31.1 million for the three-month period ended March 31, 2010. Cash flows provided by operating activities increased $10.6 million from $49.0 million for the six-month period ended March 31, 2009, to $59.6 million for the six-month period ended March 31, 2010. The increases in net cash provided by operating activities are mainly due to the decreases in accounts receivable of $36.0 million during the three-month period ended March 31, 2010, and $30.2 million during the six-month period ended March 31, 2010, compared to the corresponding period of the preceding fiscal year.  These increases are partially offset by a decrease in net product sales of $15.7 million during the three-month period ended March 31, 2010, and $9.7 million during the six-month period ended March 31, 2010 (excluding the additional provision in product returns related to the unapproved PEPs event), compared the corresponding period of the preceding fiscal year.

Cash flows used by investing activities increased by $0.7 million from $1.6 million of cash used in the three-month period ended March 31, 2009, to $2.3 million of cash used in the three-month period ended March 31, 2010.  Cash flows used by investing activities increased by $0.6 million from $2.9 million of cash used in the six-month period ended March 31, 2009, to $3.5 million of cash used in the six-month period ended March 31, 2010.

Cash flows used by financing activities decreased $2.1 million from $2.2 million of cash used in the three-month period ended March 31, 2009, to $0.1 million of cash used in the three-month period ended March 31, 2010. Cash flows used by financing activities increased $16.9 million from $4.4 million of cash used in the six-month period ended March 31, 2009, to $21.3 million of cash used in the six-month period ended March 31, 2010. The increase in cash used by financing activities in the six-month period ended March 31, 2010, is mainly due to the prepayment of $17.6 million of outstanding term-loans, based on the annual excess cash flow requirements for the fiscal year 2009, as defined in the credit agreement.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements and also affect the recognized amounts of revenues and expenses during the year. Significant estimates and assumptions made by management include the allocation of the purchase price of acquired assets and businesses, allowances for accounts receivable and inventories, reserves for product returns, rebates, chargebacks and DSA fees, the classification of intangible assets between finite life and indefinite life, the useful lives of long-lived assets, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, stock based compensation costs, pending legal settlements and the establishment of provisions for income taxes including the realizability of deferred tax assets. The estimates are made using the historical information and various other relevant factors available to management. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in regulations governing the manner in which we sell our products, changes in the healthcare environment, foreign exchange and managed care consumption patterns.

The charges that we have recorded as a result of having ceased distribution of our PEPs also reflect many subjective estimates that were required to be made by management. These estimates include:

a)	The quantity and expiration dates of PEPs inventory in the distribution channel;
b)	Short-term prescription demand during the period of time where the products will continue to be available at the pharmacy-level;
c)	Assumptions regarding the probability of obtaining an eventual NDA for our PEPs and the time required for approval;
d)	Assumptions regarding market share growth after an eventual re-launch of our PEPs; and
e)	Other factors

In future quarters, management will monitor and review the assumptions and estimates and will prospectively record changes to provisions reflected in the current quarter.  This process will include finalizing the goodwill impairment test.

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

The following table summarizes the activity in the accounts related to revenue reductions:

(in millions of U.S. dollars)	Product returns	Contract rebates	Charge- backs	DSA fees	Discounts and other	Total
	$	$	$	$	$	$
Balance as at September 30, 2009	17.2	9.8	9.0	1.0	0.7	37.7
Provisions	4.1	25.9	25.5	3.6	5.0	64.1
Provisions related to the unapproved PEPs event	10.4	-	-	-	-	10.4
Settlements	(7.2)	(18.7)	(22.8)	(3.0)	(5.1)	(56.8)
Balance as at March 31, 2010	24.5	17.0	11.7	1.6	0.6	55.4

Product returns

We do not provide any form of price protection to our wholesale customers and we generally permit product returns only if the product is returned in the six months prior to and twelve months following its expiration date. Under our policy, credit for returns is issued to the original purchaser at current wholesale acquisition cost less 10%.

We estimate the proportion of recorded revenue that will result in a return by considering relevant factors, including:

a)	past product returns activity;
b)	the duration of time taken for products to be returned;
c)	the estimated level of inventory in the distribution channels;
d)	product recalls and discontinuances;
e)	the shelf life of products;
f)	the launch of new drugs or new formulations; and
g)	the loss of patent protection or new competition

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

The accrued liabilities include reserves of $24.5 million as at March 31 2010, and $17.2 million as at September 30, 2009, for estimated product returns.

As at March 31, 2010, the product return reserve was increased by $10.4 million due to the unapproved PEPs event, which represent the management’s estimates of the balance of ULTRASE® MT and VIOKASE® inventory in the distribution channel.  Due to the subjectivity of this estimate, we prepared various sensitivity analyses to ensure our final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of ULTRASE® MT and VIOKASE® inventory in the distribution channel would have resulted in a change in the return reserve of approximately $2.5 million.

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

Revisions or clarification of guidelines related to state Medicaid and other government program reimbursement practices which are meant to apply to prior periods, or retrospectively, can result in changes to management’s estimates of the rebates reported in prior periods. However, since the prices of the Company’s products are fixed at the time of sale and the quantum of rebates is therefore reasonably determinable at the outset of each transaction; these factors would not impact the recording of revenues in accordance with U.S. GAAP.

The accrual estimation process for managed care organizations, state Medicaid and other government programs rebates involves in each case a number of interrelating assumptions, which vary for each combination of products and programs. Accordingly, it would not be meaningful to quantify the sensitivity to change for any individual assumption or uncertainty. However, we do not believe that the effect of uncertainties, as a whole, significantly impacts the Company’s financial condition or results of operations, including the impacts of the healthcare reform.

Accrued liabilities include reserves of $17.0 million and $11.7 million as at March 31, 2010, and $9.8 million and $9.0 million as at September 30, 2009, respectively, for estimated contract rebates and chargebacks.

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

The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2009, to March 31, 2010:

(in millions of U.S. dollars)	Intangible assets	Goodwill
	$	$
Balance as at September 30, 2009	421.3	165.8
Depreciation and amortization	(26.6)	-
Preliminary impairment of intangible assets and goodwill due to the unapproved PEPs event	(15.8)	(91.4)
Foreign exchange translation adjustment	(5.3)	(0.9)
Balance as at March 31, 2010	373.6	73.5

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

Changes in Accounting Standards

See Note 3 to our Consolidated Financial Statements in Item 1 of Part 1 for a description of recently issued accounting standards, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

Subsequent Events

As further disclosed above, on April 29, 2010, we announced that we have taken steps to cease the distribution of ULTRASE® MT and VIOKASE®, effective April 28, 2010, in accordance with FDA guidance. Although these measures were taken after March 31, 2010, in accordance with U.S. GAAP, we have included the estimated effects of this decision in our current quarter results because it relates to an event that provided additional evidence that was relevant in the determination estimates that are inherently used in the preparation of our financial statements at the balance sheet date.

We entered into an asset purchase and license agreement to acquire rights in and to the intellectual property, assigned contracts, permits and inventories related to a compound to be used in the development of an undisclosed product in the field of gastroenterology. Certain other rights were licensed under the agreement. Pursuant to the agreement, we will make an upfront payment of $8.0 million on closing and additional payments of up to $86.0 million based on the achievement of certain development, regulatory and commercialization milestones. In addition, we will pay royalties on the basis of net sales. We completed the asset acquisition in April 2010 and will record an expense of $8.0 million for the payment of acquired in-process research and development in the third quarter of fiscal year 2010.

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which is incorporated herein by reference. As of March 31, 2010, our exposure to market risk has not changed materially since September 30, 2009.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. During the period covered by the Quarterly Report on Form 10-Q, no change occurred in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Except for the updated risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

RISKS RELATED TO OUR BUSINESS

Some of our key products face competition from generic or unbranded products.

            Some of our key products, including products from our ULTRASE®, URSO® and CANASA® lines, currently face competition from generic or unbranded products (such as ACTIGALL™, its generics and the recently launched generic in the case of URSO®, other branded and unbranded PEPs, in the case of ULTRASE® and other rectal dosage forms of mesalamine in the case of CANASA®). Third-party payors and pharmacists can substitute generic or unbranded products for our products even if physicians prescribe our products by name. Particularly in the U.S., government agencies and third-party payors often put pressure on patients to purchase generic products instead of brand-name products as a way to reduce health-care costs.

Products which are no longer protected by marketing exclusivity or patent are subject to generic competition.  For example, a recent public filing by K-V Pharmaceutical Company indicated that it had submitted an Abbreviated New Drug Application to the U.S. Food and Drug Administration for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, the active pharmaceutical ingredient in our CARAFATE® and SULCRATE® products. We do not have any information on the status of this ANDA. Generic competition against any of our products would lower prices and unit sales and could therefore have a material adverse effect on our results of operations and financial condition.

RISKS RELATED TO OUR PANCREATIC ENZYME PRODUCTS (PEPs)

We have taken steps to cease distribution of ULTRASE® MT and VIOKASE® in response to regulatory requirements and will require FDA approval before resuming sales of these products.

Existing products to treat exocrine pancreatic insufficiency have been marketed in the U.S. since before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there are currently marketed PEPs that have not been approved by the FDA, including ULTRASE® MT and VIOKASE®. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products until April 28, 2010 for those companies that were (a) marketing unapproved pancreatic enzyme products as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) that continue diligent pursuit of regulatory approval.

Because we did not receive FDA approval of the NDAs we submitted for both ULTRASE® MT and VIOKASE® by FDA’s April 28, 2010 deadline, we ceased distribution of both these product, effective April 28, 2010.  We reported net sales of $75.9 million, $58.6 million and $47.5 million for ULTRASE® MT in fiscal 2009, 2008, and 2007, respectively, and $37.2 million for the six-month period ended March 31, 2010. We reported net sales of $22.7 million, $15.1 million and $11.2 million for VIOKASE® in fiscal 2009, 2008, and 2007, respectively, and $14.3 million for the six-month period ended March 31, 2010.  Total six-month net sales for these two products, which amounted to $51.5 million, are net of the additional reserve of $10.4 million taken due to the effect of the unapproved PEPs event. We expect our revenue and cash generated by operations to be adversely affected by our ceasing distribution of these products.

On May 5th, 2010, the Prescription Drug User Fee Act, or PDUFA, date for our ULTRASE® MT NDA, the FDA issued an additional complete response letter with respect to our NDA for ULTRASE® MT for the treatment of exocrine pancreatic insufficiency.  This letter requires that deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient of ULTRASE® MT be addressed before approval can be granted.  The submission of our rolling NDA for VIOKASE® was completed in the first quarter of fiscal 2010 and the PDUFA date for our NDA for VIOKASE® is August 30, 2010.  We use the same manufacturer of active pharmaceutical ingredient as ULTRASE® MT for VIOKASE®.  Our revenues and results of operations will be adversely affected unless we are able to receive regulatory approval to market these two products, and we cannot provide any assurances as to the receipt of this regulatory approval or the timing of such approval.  In addition, delays in receiving regulatory approval will likely permit our competitors to gain market share in patients using these products, and we expect to face increased competition with respect to these products in the event we receive approval.

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

AXCAN INTERMEDIATE HOLDINGS INC.

Date: May 14, 2010	BY:	/s/
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.