Form 10-Q
period 2010-06-30
Axcan Intermediate Holdings Inc.
filed 2010-08-12
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010

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

Yes                                No [  ] (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time).

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

Yes                                No [X]

As of August 11, 2010, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Axcan MidCo Inc.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)

	June 30, 2010	September 30, 2009
	(unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	163,775	126,435
Accounts receivable, net	42,887	57,124
Accounts receivable from the parent company (Note 15)	450	306
Income taxes receivable	1,454	3,391
Inventories , net (Note 4)	22,141	44,706
Prepaid expenses and deposits	2,327	2,868
Deferred income taxes (Note 10)	2,735	15,852
Total current assets	235,769	250,682
Property, plant and equipment, net (Note 5)	35,931	39,344
Intangible assets (Note 6)	354,786	421,290
Goodwill , net (Note 6)	72,417	165,823
Deferred debt issue expenses, net of accumulated amortization of $12,892 ($9,168 as at September 30, 2009)	21,687	25,411
Deferred income taxes (Note 10)	6,076	12,052
Total assets	726,666	914,602
Liabilities
Current liabilities
Accounts payable and accrued liabilities	109,757	87,684
Income taxes payable (Note 10)	2,428	2,493
Installments on long-term debt (Note 8)	3,198	30,708
Deferred income taxes (Note 10)	-	137
Total current liabilities	115,383	121,022
Long-term debt (Note 8)	590,766	582,586
Other long-term liabilities	9,437	9,448
Deferred income taxes (Note 10)	35,435	37,782
Total liabilities	751,021	750,838
Shareholders’ Equity (Deficiency)
Capital Stock (Note 11)
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as at June 30, 2010, and September 30, 2009	1	1
Deficit	(461,999)	(297,658)
9.05% Note receivable from the parent company (Note 15)	(133,154)	(133,154)
Additional paid-in capital	615,834	619,053
Accumulated other comprehensive loss	(45,037)	(24,478)
Total shareholders’ equity (deficiency)	(24,355)	163,764
Total liabilities and shareholders’ equity (deficiency)	726,666	914,602

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements

On behalf of the Board,

Director	Director

AXCAN INTERMEDIATE HOLDINGS INC.
Condensed Consolidated Statements of Operations

(in thousands of U.S. dollars)
(unaudited)

	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009
	$	$	$	$
Net product sales	80,480	100,806	284,977	325,545
Other revenue	-	5,221	-	5,221
Total revenue	80,480	106,027	284,977	330,766
Cost of goods sold (a)	20,828	22,093	115,606	76,950
Selling and administrative expenses (a) (Note 9)	27,335	28,573	87,980	92,437
Management fees (Note 15)	703	4,756	2,558	4,899
Research and development expenses (a)	8,611	10,701	24,720	26,840
Acquired in-process research (Note 16)	7,948	-	7,948	-
Depreciation and amortization	15,138	14,836	45,830	43,788
Impairment of intangible assets and goodwill (Note 6)	-	55,665	107,158	55,665
Total operating expenses	80,563	136,624	391,800	300,579
Operating income (loss)	(83)	(30,597)	(106,823)	30,187
Financial expenses (Note 9)	16,212	16,723	48,794	52,955
Interest income	(189)	(18)	(496)	(277)
Other income	-	(3,500)	(7,700)	(3,500)
Loss (gain) on foreign currencies	(759)	(866)	634	(1,121)
Total other expenses	15,264	12,339	41,232	48,057
Loss before income taxes	(15,347)	(42,936)	(148,055)	(17,870)
Income taxes expense (benefit) (Note 10)	(5,448)	(21,528)	16,158	(18,704)
Net income (loss)	(9,899)	(21,408)	(164,213)	834

(a) Excluding depreciation and amortization

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Condensed Consolidated Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except share related data)
(unaudited)

	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009
Common shares (number)
Balance, beginning and end of period	100	100	100	100
	$	$	$	$
Common shares
Balance, beginning and end of period	1	1	1	1
Deficit
Balance, beginning of period	(452,100)	(267,022)	(297,658)	(289,264)
Dividends paid	-	(500)	(128)	(500)
Net income (loss)	(9,899)	(21,408)	(164,213)	834
Balance, end of period	(461,999)	(288,930)	(461,999)	(288,930)
Additional paid-in capital
Balance, beginning of period	615,731	619,087	619,053	617,255
Stock-based compensation expense	1,163	1,494	272	5,455
Stock-based compensation plans redemption	(8)	(148)	(336)	(148)
Foreign currency translation adjustments	-	26	-	-
Provision on interest receivable from the parent company	(3,004)	(3,004)	(9,012)	(9,013)
Interest income from the parent company, net of taxes of [$1,052, $1,052, $3,155 and $3,155]	1,952	1,952	5,857	5,858
Balance, end of period	615,834	619,407	615,834	619,407
9.05% Note receivable from the parent company
Balance, beginning and end of period	(133,154)	(133,154)	(133,154)	(133,154)
Accumulated other comprehensive loss
Balance, beginning of period	(34,608)	(36,550)	(24,478)	(29,168)
Hedging contracts adjustments, net of taxes of [$0, $27, $4 and $214]	-	(49)	(7)	(397)
Foreign currency translation adjustments	(10,429)	6,699	(20,552)	(335)
Balance, end of period	(45,037)	(29,900)	(45,037)	(29,900)
Total shareholders' equity (deficiency)	(24,355)	167,424	(24,355)	167,424
Comprehensive income (loss)
Other comprehensive income (loss)	(11,555)	6,650	(21,685)	(732)
Net income (loss)	(9,899)	(21,408)	(164,213)	834
Total comprehensive income (loss)	(21,454)	(14,758)	(185,898)	102
Accumulated other comprehensive loss
Amounts related to foreign currency translation adjustments	(45,037)	(29,798)	(45,037)	(29,798)
Amounts related to hedging contracts fair value adjustments	-	(102)	-	(102)
Accumulated other comprehensive loss	(45,037)	(29,900)	(45,037)	(29,900)

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Condensed Consolidated Cash Flows

(in thousands of U.S. dollars)
(unaudited)

	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009
	$	$	$	$
Cash flows from operating activities
Net income (loss)	(9,899)	(21,408)	(164,213)	834
Non-cash items
Non-cash financial expenses	1,751	1,758	5,259	5,265
Depreciation and amortization	15,138	14,836	45,830	43,788
Stock-based compensation expense (Note 9)	1,163	1,494	272	5,455
Loss on disposal and write-down of assets	27	96	108	117
Impairment of intangible assets and goodwill (Note 6)	-	55,665	107,158	55,665
Foreign currency fluctuations	(185)	318	(142)	2,132
Change in fair value of derivatives	-	(58)	(621)	815
Deferred income taxes (Note 10)	(7,650)	(29,052)	11,416	(32,413)
Other non-cash adjustments related to unapproved PEPs	14,928	-	68,335	-
Changes in working capital items
Accounts receivable	8,640	13,391	11,400	(14,012)
Accounts receivable from the parent company	(70)	2,291	(144)	687
Income taxes receivable	(189)	(1,793)	1,482	15,347
Inventories	(576)	(7,374)	(8,509)	(7,920)
Prepaid expenses and deposits	241	171	443	932
Accounts payable and accrued liabilities	(17,626)	13,656	(13,334)	17,527
Income taxes payable	344	4,969	916	3,702
Net cash provided by operating activities	6,037	48,960	65,656	97,921
Cash flows from investing activities
Acquisition of property, plant and equipment	(1,609)	(2,462)	(5,071)	(5,382)
Acquisition of intangible assets	-	-	-	(10)
Net cash used in investing activities	(1,609)	(2,462)	(5,071)	(5,392)
Cash flows from financing activities
Repayment of long-term debt	-	(3,281)	(20,865)	(7,656)
Stock-based compensation plans redemption	(8)	(148)	(336)	(148)
Dividends paid	-	(500)	(128)	(500)
Net cash used in financing activities	(8)	(3,929)	(21,329)	(8,304)
Foreign exchange gain (loss) on cash held in foreign currencies	(1,059)	837	(1,916)	(529)
Net increase in cash and cash equivalents	3,361	43,406	37,340	83,696
Cash and cash equivalents, beginning of period	160,414	96,395	126,435	56,105
Cash and cash equivalents, end of period	163,775	139,801	163,775	139,801
Additional information
Interest received	189	13	496	324
Interest paid	1,330	2,037	30,449	32,981
Income taxes received	28	-	2,400	16,761
Income taxes paid	1,520	3,222	4,128	11,579

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars, the reporting currency, and prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the requirements of the Securities and Exchange Commission for reporting on Form 10Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2009. When necessary, the financial statements include amounts based on informed estimates and best judgment of management. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operation for the periods shown. Certain prior period amounts have been reclassified to conform to the current period presentation. All intercompany transactions and balances have been eliminated on consolidation.

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

ULTRASE® and VIOKASE®, the Company’s pancreatic enzyme products (“PEPs”) have historically accounted for approximately a 19% of the Company’s net sales in the last three years. Existing products to treat exocrine pancreatic insufficiency have been marketed in the U.S. since before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there are currently marketed PEPs that have not been approved under the NDA process by the FDA. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products to April 28, 2010, for those companies that were (a) marketing unapproved pancreatic enzyme products as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) that continue diligent pursuit of regulatory approval. The FDA required all manufacturers with unapproved NDAs to cease distribution of unapproved products after April 28, 2010, until such time that NDA approval is granted. After this date, the unapproved products may still be available on pharmacy shelves for a short time until stock is depleted. The FDA has stated that it will continue to review NDAs that have been submitted by manufacturers of unapproved PEPs, and will approve additional PEPs beyond  the April 28, 2010 deadline, if they meet the required safety, effectiveness and product quality standards. The Company completed the submission for ULTRASE® in the fourth quarter of fiscal 2008. The submission of the Company’s rolling NDA for VIOKASE® was completed in the first quarter of fiscal 2010.

ULTRASE® and VIOKASE® did not receive NDA approval by the April 28, 2010 deadline and the Company has ceased distributing the two products after that date, in compliance with the FDA guideline. For the quarter ended March 31, 2010, the Company recorded a $10,444,000 returns provision which is an estimate of the Company’s liability for ULTRASE® and VIOKASE® that may be returned by the original purchaser in accordance with the Company’s policy as a result of not receiving NDA approval by the April 28, 2010 deadline. At June 30, 2010, the returns provision was of $18,753,000, reflecting an additional provision of $13,009,000 recorded in the quarter ended June 30, 2010, for the sales shipped through  April 28, 2010.This estimate is based on ULTRASE® and VIOKASE® inventory in the distribution channel and related expiration dates of this inventory, estimated erosion of ULTRASE® and VIOKASE® demand based on competition from approved PEP products and the resulting estimated sell-through of ULTRASE® and VIOKASE® and other factors.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

All inventories of ULTRASE® and VIOKASE® amounting to $32,328,000 have been written-off during the nine-month period ended June 30, 2010.

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

The Company’s pancreatic enzyme products did not receive NDA approval from the FDA by the April 28, 2010 deadline. This is a change in circumstance that caused the Company to review the carrying value of its long lived assets including goodwill. Based on this review, an impairment charge of $107,158,000 was recorded during the quarter ended March 31, 2010. (Note 6)

3.	Recently Issued Accounting Standards

In March 2010, the FASB issued guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2010, the FASB amended the existing guidance on stock compensation to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB amended the existing authoritative guidance on disclosures of fair value measurements and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure of the roll forward of activity in Level 3 measurements on a gross basis is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

In October 2009, the FASB amended the existing guidance on revenue recognition related to accounting for multiple-element arrangements. This amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In August 2009, the FASB amended the existing guidance on fair value measurements and disclosures to provide clarification in measuring the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets; and/or 2) a valuation technique that is consistent with the principles of fair value measurements (e.g. an income approach or market approach). This guidance is effective for reporting periods including interim periods beginning after August 28, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB amended the existing authoritative guidance on consolidation regarding variable interest entities for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. According to the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of the revised guidance on its condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for fiscal years and interim periods ended after June 15, 2009, and will be applied prospectively. In February 2010, the FASB amended the authoritative guidance on subsequent events to amend disclosures related to events occurring subsequent to year end. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events were evaluated in both issued and revised financial statements. The amendment removes potential conflicts with SEC guidance and is effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB amended the authoritative guidance on financial instruments to require disclosures about fair value of financial instruments in interim as well as in annual financial statements of publicly traded companies. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on its condensed consolidated financial statements since the Company has provided disclosures about fair value of financial instruments in its interim financial statements prior to the issuance of this guidance.

In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Guidance on identifying circumstances that indicate a transaction is not orderly was also issued and required additional disclosures. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB amended the guidance for investments in debt and equity securities on determining whether impairment for investments in debt securities is other than temporary and requires additional interim and annual disclosure of other-than-temporary impairments in debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security prior to recovery and it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

In November 2008, the FASB issued guidance that clarifies the accounting for defensive intangible assets acquired in a business combination or an asset acquisition subsequent to their acquisition except for intangible assets that are used in research and development activities. A defensive intangible asset is defined as a separately identifiable intangible asset which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting and assign a useful life in accordance with the guidance on the determination of useful life of intangible assets. Defensive intangible assets must be recognized at fair value in accordance with the revised guidance on business combinations. This guidance is effective for intangible assets acquired on or after fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset determined in accordance with the guidance on intangible assets and the period of expected cash flows used to measure the fair value of the asset determined in accordance with the amended guidance for business combinations and other authoritative guidance. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB amended the guidance on disclosure requirements related to derivative instruments and hedging activities. The new guidance requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Pursuant to the new guidance, enhanced disclosures are required about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements (see Note 12).

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

In December 2007, the FASB issued guidance related to collaborative arrangements. The guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008, and shall be retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

In December 2007, the FASB amended the guidance on consolidation to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the new guidance requires the recognition of a non-controlling interest (minority interest) as equity in the condensed consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, the guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, because the Company has wholly-owned subsidiaries.

In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is effective for fair-value measurements already required or permitted by other guidance for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued guidance, that deferred the effective date of the guidance for fair value measurement for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued guidance which clarifies the application of the guidance on fair value measurements in determining the fair value of a financial asset when the market for that asset is not active. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. On October 1, 2008, the Company adopted the guidance on fair value measurements for financial assets and liabilities. The adoption of the guidance on fair value measurements for financial assets and liabilities carried at fair value did not have a material impact on the Company’s condensed consolidated financial statements (see Note 14). On October 1, 2009, the Company adopted the guidance on fair value measurements for non-financial assets and liabilities. The adoption of the guidance on fair value measurements for non-financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

4.      Inventories

	June 30, 2010	September 30, 2009
	$	$
Raw material and packaging material, net of write-down of $205 related to unapproved PEPs	11,976	8,416
Work in progress	729	886
Finished goods, net of write-down of $32,123 related to unapproved PEPs and net of reserve for obsolescence of $1,599 ($4,159 on September 30, 2009)	9,436	35,404
	22,141	44,706

As disclosed in Note 2, the Company’s PEPs did not obtain regulatory approval by the April 28, 2010 deadline established by the FDA. As a result, during the nine-month period ended June 30, 2010, the on-hand inventory was written down to net realizable value and was charged to cost of goods sold. In addition, a charge to cost of goods sold has also been recorded for purchase and other materials and supply commitments related to the PEPs.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

5.      Property, Plant and Equipment

		June 30, 2010
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,194	-	2,194
Buildings	22,333	3,895	18,438
Furniture and equipment	7,230	2,391	4,839
Computer equipment and software	17,715	8,227	9,488
Leasehold and building improvements	1,207	235	972
	50,679	14,748	35,931

		September 30, 2009
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,276	-	2,276
Buildings	22,739	2,931	19,808
Furniture and equipment	8,321	2,598	5,723
Computer equipment and software	15,218	4,805	10,413
Leasehold and building improvements	1,181	57	1,124
	49,735	10,391	39,344

6.      Impairment of Long-Lived Assets, Including Goodwill

Goodwill

As has been previously disclosed in the Company’s SEC filings, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 28, 2010. On April 28, 2010, neither of the Company’s two pancreatic insufficiency drug products, ULTRASE® and VIOKASE®, had obtained FDA approval. The Company plans to continue to seek to obtain an NDA approval for these products. Management currently expects that the future cash flows that would be generated from these products will be negatively impacted by market share erosion that will occur between April 28, 2010 and the date of eventual re-launch of the products on the market, and management cannot provide any assurances that the Company will be able to re-launch the products. Management has considered the FDA April 28, 2010 approval deadline to be a triggering event which causes the Company to assess whether any portion of its recorded goodwill balance was impaired. As a result, an estimate of the impact of the above was reflected in certain valuation assumptions of the Company’s goodwill as at March 31, 2010.

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

Based on the “step one” analysis that was performed for the U.S. reporting unit, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for its U.S. reporting unit, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill, based on a hypothetical allocation of the estimated fair value to the net assets. Based on the preliminary step two analysis, the Company determined that the goodwill allocated to the U.S. reporting unit, in the amount of $91,400,000 was impaired. As a result, the Company recorded a preliminary goodwill impairment charge of $91,400,000 during the three-month period ended March 31, 2010, which represented the Company’s best estimate as of March 31, 2010. During the three-month period ended June 30, 2010, the Company finalized its step two analysis. The finalization of this analysis did not result in any adjustment to the previously recorded impairment.

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

The following table reflects the components of goodwill as at June 30, 2010:

Goodwill

$
Balance as at September 30, 2009	165,823
Impairment	(91,400)
Foreign exchange	(2,006)
Balance as at June 30, 2010	72,417

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

Intangible assets

In conjunction with the goodwill impairment identified during the nine-month period ended June 30, 2010, the Company completed its review of the impairment test for intangible assets with a finite life within the U.S. reporting unit for recoverability. The completion of this analysis did not result in any adjustment to the previously recorded non-cash charge for impairment of intangible assets other than goodwill of $15,758,000 relating to its finite-life assets related to PEPs. Management used a discounted cash flow based approach to value these assets.

The following table reflects the components of intangible assets as at June 30, 2010:

Trademarks, trademark licenses and manufacturing rights with a finite life

	Cost	Accumulated amortization	Net
	$	$	$
Balance as at September 30, 2009	491,411	70,121	421,290
Impairment	(23,694)	(7,936)	(15,758)
Amortization	-	39,595	(39,595)
Foreign exchange	(13,232)	(2,081)	(11,151)
Balance as at June 30, 2010	454,485	99,699	354,786

7.	Segmented Information

The Company operates in a single field of activity, the pharmaceutical industry.

The Company operates in the following geographic areas:

	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009
	$	$	$	$
Total Revenue
United States
Domestic sales	55,779	79,613	207,926	254,821
Foreign sales	530	1,018	3,151	3,768
Canada
Domestic sales	7,965	7,498	24,694	22,969
Foreign sales	192	118	192	165
European Union
Domestic sales	12,057	16,515	40,772	43,443
Foreign sales	3,957	1,103	8,242	5,154
Other	-	162	-	446
	80,480	106,027	284,977	330,766

Revenue is attributed to geographic areas based on the country of origin of the sales.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

	June 30, 2010	September 30, 2009
	$	$
Property, plant, equipment and intangible assets
Canada	307,990	333,001
United States	17,635	44,448
European Union	65,092	83,185
	390,717	460,634

	June 30, 2010	September 30, 2009
	$	$
Goodwill
Canada	61,887	61,887
United States	-	91,400
European Union	10,530	12,536
	72,417	165,823

8.	Long-term Debt

	June 30, 2010	September 30, 2009
	$	$
Senior notes secured by substantially all of the present and future assets of the Company, bearing interest at 9.25% and maturing in March 2015	226,069	225,764

Term loans of $138,823 at June 30, 2010, ($159,688 at September 30, 2009),  of whitch $138,823 ($109,688 at September 30, 2009) bear interest at the one-month British Banker Association LIBOR (0.35% as at June 30, 2010, and 0.25% as at September 30, 2009), and $0 ($50,000 at September 30, 2009) bear interest at the three-month British Banker Association LIBOR (0.28% as at September 30, 2009), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2014, subject to interest rate swap agreements as further disclosed in Note 13
	134,886	154,779
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	233,009	232,751
	593,964	613,294
Installments due within one year	3,198	30,708
	590,766	582,586

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

The Company also obtained a Credit Facility for a total amount of $290,000,000 composed of available term loans totaling $175,000,000 and of a revolving credit facility of $115,000,000 (“Credit Facility”). The Credit Facility bears interest at a variable rate available composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at June 30, 2010, $175,000,000 of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as disclosed in Note 13. The Credit Facility requires the Company to meet certain financial covenants, which were met as at June 30, 2010. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ended September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions. Pursuant to the annual excess cash flow requirements for the fiscal year 2009 defined in the credit agreement, the Company was required to prepay $17,583,000 of outstanding term loans in the first quarter of fiscal year 2010. As allowed by the credit agreement, the prepayment has been applied to the remaining scheduled installments of principal in direct order of maturity.

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$

2011	3,198
2012	18,594
2013	41,562
2014	75,469
2015	228,000
Thereafter	235,000
601,823
Unamortized original issuance discount	7,859
593,964

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

9.	Financial Information Included in the Consolidated Operations

a)	Financial expenses

	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009
	$	$	$	$
Interest on long-term debt (including amortization of original issuance discount of $510 and $1,535 ($515 and $1,542 in 2009)	14,604	15,006	43,983	46,921
Interest and bank charges	224	72	649	562
Interest rate swaps	-	239	17	1,212
Financing fees	143	163	421	537
Amortization of deferred debt issue expenses	1,241	1,243	3,724	3,723
	16,212	16,723	48,794	52,955

b)	Other information

	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009
	$	$	$	$
Rental expenses	920	794	2,797	2,112
Shipping and handling expenses	1,758	1,626	5,052	5,747
Advertizing expenses	337	2,663	8,191	11,425
Depreciation of property, plant and equipment	2,136	1,517	6,235	4,481
Amortization of intangible assets	13,002	13,319	39,595	39,307
Stock-based compensation expenses	1,163	1,494	272	5,455
Transaction and integration costs	1,490	599	2,555	2,536

c)	Employee benefit plan

A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. The Company charged to operations contributions to the plan totaling $378,000 for the three-month period and $780,000 for the nine-month period ended June 30, 2010, ($155,000 for the three-month period and $406,000 for the nine-month period ended June 30, 2009).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

10.	Income Taxes

The Company establishes a valuation allowance against deferred tax assets in accordance with U.S. GAAP. At June 30, 2010, the Company has a valuation allowance of $52,616,000 against the Company’s net deferred tax assets generated in the U.S. reporting unit. In future periods, if the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded.

The Company’s effective tax rates for the three-month and nine-month periods ended June 30, 2010 were 35.5% and minus 10.9%, respectively, as compared to 50.1% and 104.7% in the prior year periods, respectively. The effective tax rates for the three-month and nine-month periods ended June 30, 2010, are affected by a number of elements, the most important being the establishment of the valuation allowance of $7,644,000 during the three-month period and $52,616,000 during the nine-month period ended June 30, 2010 resulting from the unapproved status PEPs event.

Effective October 1, 2007, the Company adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations and a cumulative effect adjustment to the opening balance of retained earnings was not necessary. As at June 30, 2010, the Company had unrecognized tax benefits of $11,023,000 ($10,409,000 as at September 30, 2009).

The following table presents a summary of the changes to unrecognized tax benefits:

	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009
	$	$	$	$
Balance, beginning of period	11,318	8,973	10,409	10,446
Additions based on tax positions related to the current year	8	15	23	23
Additions for tax positions of prior years	120	723	1,040	1,117
Reductions for tax positions of prior years	(423)	-	(449)	(1,875)
Balance, end of period	11,023	9,711	11,023	9,711

The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at June 30, 2010, the company had accrued $1,000,000 ($649,000 as at September 30, 2009) for interest relating to income tax matters. There were no amounts recorded for penalties as at June 30, 2010.

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

As at June 30, 2010, the Company had a provision of $3,226,000 for income taxes on the undistributed earnings of the Company’s foreign subsidiaries that the Company does not intend to indefinitely reinvest. The corresponding amount at September 30, 2009, was $2,097,000 net of deferred tax asset of $1,129,000 against which full valuation allowance has now been provided for as at June 30, 2010.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10, equal to the share price at the date of grant. As at June 30, 2010, there were 1,188,827 outstanding RSUs and Penny Options (1,275,220 as at September 30, 2009) of which 779,681 (851,490 as at September 30, 2009) were vested.

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

The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable as of June 30, 2010, the value of the awards to be expensed by the Company would range between $3,970,000 and $4,764,000 depending on the level of return expected to be realized by the majority shareholders.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

Currency risk

The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. As at June 30, 2010, the financial assets totaling $206,662,000 ($183,252,000 as at September 30, 2009) include cash and cash equivalents and accounts receivable for CAN$3,795,000, 18,528,000 Euros and 1,134,000 Swiss francs (CAN$3,525,000, 19,014,000 Euros and 2,000,000 Swiss francs as at September 30, 2009). As at June 30, 2010, the financial liabilities totaling $703,721,000 ($700,978,000 as at September 30, 2009) include accounts payable and accrued liabilities and long-term debt of CAN$9,361,000 and 7,250,000 Euros (CAN$11,432,000 and 8,044,000 Euros as at September 30, 2009).

Credit risk

As at June 30, 2010, the Company had $137,806,000 ($98,630,000 as at September 30, 2009) of cash with one financial institution.

Fair value of the financial instruments on the balance sheet

The estimated fair value of the financial instruments is as follows:

	June 30, 2010		September 30, 2009
	Fair value	Carrying amount	Fair value	Carrying amount
	$	$	$	$
Assets
Cash and cash equivalents	163,775	163,775	126,435	126,435
Accounts receivable from the parent company	450	450	306	306
Accounts receivable, net	42,437	42,437	56,511	56,511
Liabilities
Accounts payable and accrued liabilities	109,757	109,757	87,684	87,684
Long-term debt	599,495	593,964	649,689	613,294

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

The fair value of the long-term debt bearing interest at fixed rates has been established according to market prices obtained from a large U.S. financial institution. The fair value of the variable interest bearing term loan has been established based on broker-dealer quotes.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the nine-month period ended June 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Effective March 3, 2008, the Company entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115,000,000 of variable-rate debt under its secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, the Company’s two interest rate swaps were designated as effective hedges of cash flows. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates and a realignment of the Company’s LIBOR rate election on its debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting. On December 1, 2008, the Company redesignated its $50,000,000 notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. The Company’s $65,000,000 notional interest rate swap matured in February 2009. Effective March 2009, the Company entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. The Company’s two interest rate swaps with a combined notional amount of $63,000,000 that were designated as cash flow hedges of interest rate risk matured during the quarter ended March 31, 2010, and the Company has not entered into new derivative agreements.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2010, and September 30, 2009.

Tabular disclosure of fair values of derivative instruments

		Liability Derivatives

		June 30, 2010	September 30, 2009
	Balance sheet location	Fair value	Fair value
Derivatives designated as hedging instruments		$	$
Interest rate swaps	Other long-term liabilities	-	610
Total derivatives designated as hedging instruments		-	610

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

Cash flow hedges of interest rate risk

The tables below present the effect of the Company’s derivative financial instruments on the consolidated operations as at June 30, 2010, and 2009.

Tabular disclosure of the effect of derivative instruments for the three-month and nine-month periods ended June 30, 2010 and 2009

	Location in the Condensed Consolidated Financial Statements	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009
Interest rate swaps in cash flow hedging relationships		$	$
Loss recognized in other comprehensive income on derivatives (effective portion), net of tax of $114 in 2009	OCI	-	(212)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	-	(239)
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	-	-
Interest rate swaps not designated as hedging instruments
Loss recognized in income on derivatives	Financial expenses	-	-

	Location in the Condensed Consolidated Financial Statements	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009
Interest rate swaps in cash flow hedging relationships
Loss recognized in other comprehensive income on derivatives (effective portion), net of tax of $166 ($181 in 2009)	OCI	(309)	(521)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(464)	(180)
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	447	-
Interest rate swaps not designated as hedging instruments
Loss recognized in income on derivatives	Financial expenses	-	(1,032)

14.	Fair Value Measurements

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

Financial assets and liabilities measured at fair value on a recurring basis as at June 30, 2010, and September 30, 2009, are summarized below:

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at June 30, 2010
	$	$	$	$
Liabilities
Derivative financial instruments	-	-	-	-

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at September 30, 2009
	$	$	$	$
Liabilities
Derivative financial instruments	-	610	-	610

Derivative financial instruments consist of interest rate swap agreements as more fully described in Note 13 and are measured at fair value based on observable market interest rate curves as of the measurement date.

During the nine-month period ended June 30, 2010, the Company recorded a goodwill impairment charge of $91,400,000 and an intangible assets impairment charge of $15,758,000. The fair value measurement method used in the Company’s impairment analysis utilized a discounted cash flow model and market approach that incorporates significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

15.	Related Party Transactions

As at June 30, 2010, and September 30, 2009, the Company had a note receivable from its parent company amounting to $133,154,000. During the three-month period ended June 30, 2010, the Company earned interest income on the note amounting to $1,952,000 net of taxes amounting to $1,052,000 and $5,857,000 net of taxes amounting to $3,155,000  for the nine-month period ended June 30, 2010, ($1,952,000 net of taxes amounting to $1,052,000 during the three-month period ended June 30, 2009, and $5,858,000 net of taxes amounting to $3,155,000 during the nine-month period ended June 30, 2009) and the related interest receivable from the parent company amounting to $24,093,000 as at June 30, 2010, ($15,078,000 as at September 30, 2009) has been recorded in the shareholder’s equity section of the consolidated balance sheet. As at June 30, 2010, the Company has an account receivable from the parent company amounting to $450,000 ($306,000 as at September 30, 2009).

The Company recorded management fees from a controlling shareholding company amounting to $703,000 for the three-month period ended June 30, 2010, and $2,558,000 for the nine-month period ended June 30, 2010, ($4,756,000 during the three-month period ended June 30, 2009, and $4,899,000 during the nine-month period ended June 30, 2009). As at June 30, 2010, the Company accrued fees payable to a controlling shareholding company amounting to $576,000 ($436,000 as at September 30, 2009).

During the nine-month period ended June 30, 2010, the Company paid a dividend to its parent company amounting to $128,000.

16.	Acquired In-Process Research

During the quarter, the Company entered into an asset purchase and license agreement to acquire rights in and to the intellectual property, assigned contracts, permits and inventories related to a compound to be used in the development of an undisclosed product in the field of gastroenterology. Certain other rights were licensed under the agreement. Pursuant to the agreement, the Company made an upfront payment of $ 8,000,000 on closing and additional payments of up to $86,000,000 based on the achievement of certain development, regulatory and commercialization milestones. In addition, the Company will pay royalties on the basis of net sales. The Company completed the asset acquisition in April 2010 and recorded an expense of $7,948,000 for the payment of acquired in-process research and development in the third quarter of fiscal year 2010.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

17.	Condensed Consolidating Financial Information

As of June 30, 2010, the Company had outstanding $228,000,000 aggregate principal amount of the Senior Secured Notes. The Secured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors as at June 30, 2010, and September 30, 2009, the condensed consolidating statements of operations for the three-month and nine-month periods ended June 30, 2010, and the three-month and nine-month periods ended June 30, 2009, and the condensed consolidating statement of cash flows for the nine-month period ended June 30, 2010, and the nine-month period ended June 30, 2009.

Condensed consolidating balance sheet balance sheet as at June 30, 2010

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	69	117,672	46,034	-	163,775
Accounts receivable, net	-	29,110	13,777	-	42,887
Accounts receivable from the parent company	48	402	-	-	450
Intercompany receivables	41,911	555	620	(43,086)	-
Income taxes receivable	-	1,454	-	-	1,454
Inventories, net	-	16,075	6,332	(266)	22,141
Prepaid expenses and deposits	77	1,647	603	-	2,327
Deferred income taxes	-	1,825	830	80	2,735
Total current assets	42,105	168,740	68,196	(43,272)	235,769
Property, plant and equipment, net	-	28,393	7,538	-	35,931
Intangible assets, net	-	297,232	57,554	-	354,786
Investment in subsidiaries	(335,784)	812,202	78,175	(554,593)	-
Intercompany advances	828,263	126,865	674,308	(1,629,436)	-
Goodwill	-	61,887	10,530	-	72,417
Deferred debt issue expense, net	19,110	2,577	-	-	21,687
Deferred income taxes	-	-	6,076	-	6,076
Total assets	553,694	1,497,896	902,377	(2,227,301)	726,666
Liabilities
Current liabilities
Accounts payable and accrued liabilities	17,771	83,191	8,795	-	109,757
Income taxes payable	-	1,059	1,369	-	2,428
Short-term intercompany payables	20	42,497	569	(43,086)	-
Installments on long-term debt	1,348	1,850	-	-	3,198
Deferred income taxes	-	-	-	-	-
Total current liabilities	19,139	128,597	10,733	(43,086)	115,383
Long-term debt	514,534	76,232	-	-	590,766
Intercompany advances	44,376	1,508,843	76,217	(1,629,436)	-
Other long-term liabilities	-	9,437	-	-	9,437
Deferred income taxes	-	32,210	3,225	-	35,435
Total liabilities	578,049	1,755,319	90,175	(1,672,522)	751,021
Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	21,020	735,742	(756,762)	1
Preferred shares	-	78,175	-	(78,175)	-
Retained earnings (deficit)	(461,999)	(325,656)	82,453	243,203	(461,999)
9.05% Note receivable from the parent company	(133,154)	-	-	-	(133,154)
Additional paid-in capital	615,834	14,075	681	(14,756)	615,834
Accumulated other comprehensive loss	(45,037)	(45,037)	(6,674)	51,711	(45,037)
Total shareholders’ equity (deficiency)	(24,355)	(257,423)	812,202	(554,779)	(24,355)
Total liabilities and shareholders’ equity (deficiency)	553,694	1,497,896	902,377	(2,227,301)	726,666

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

Condensed consolidating operations for the three-month period ended June 30, 2010

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$

Net product sales	-	64,305	16,280	(105)	80,480
Cost of goods sold	-	14,634	6,585	(391)	20,828
Selling and administrative expenses	3,905	16,671	6,759	-	27,335
Management fees	703	-	-	-	703
Research and development expenses	-	7,678	933	-	8,611
Acquired in-process research	-	7,948	-	-	7,948
Depreciation and amortization	-	13,298	1,840	-	15,138
Total operating expenses	4,608	60,229	16,117	(391)	80,563
Operating income (loss)	(4,608)	4,076	163	286	(83)
Financial expenses	14,923	27,989	1,711	(28,411)	16,212
Interest income	(12,154)	(1,852)	(14,594)	28,411	(189)
Loss (gain) on foreign currencies	24,824	(17,417)	(122)	(8,044)	(759)
Total other expenses (income)	27,593	8,720	(13,005)	(8,044)	15,264
Income (loss) before income taxes	(32,201)	(4,644)	13,168	8,330	(15,347)
Income taxes expense (benefit)	(17,726)	9,691	2,501	86	(5,448)
Equity in earnings in subsidiaries	4,576	18,911	-	(23,487)	-
Net income (loss)	(9,899)	4,576	10,667	(15,243)	(9,899)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

Condensed consolidating operations for the three-month period ended June 30, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated

Net product sales	-	88,836	12,391	(421)	100,806
Other revenue	-	-	5,221	-	5,221
Total revenue	-	88,836	17,612	(421)	106,027
Cost of goods sold	-	17,514	4,834	(255)	22,093
Selling and administrative expenses	4,882	18,673	5,147	(129)	28,573
Management fees	4,756	-	-	-	4,756
Research and development expenses	-	9,683	1,329	(311)	10,701
Depreciation and amortization	-	13,412	1,424	-	14,836
Partial write-down of intangible assets	-	55,414	251	-	55,665
Total operating expenses	9,638	114,696	12,985	(695)	136,624
Operating income (loss)	(9,638)	(25,860)	4,627	274	(30,597)
Financial expenses	15,148	29,015	(2,045)	(25,395)	16,723
Interest income (income)	(13,161)	2,059	(14,311)	25,395	(18)
Other income	-	(3,500)	-	-	(3,500)
Loss on foreign currencies	-	(680)	(186)	-	(866)
Total other expenses (income)	1,987	26,894	(16,542)	-	12,339
Income (loss) before income taxes	(11,625)	(52,754)	21,169	274	(42,936)
Income taxes expense (benefit)	1,854	(24,467)	1,085	-	(21,528)
Equity in earnings (loss) in subsidiaries	(8,203)	20,084	-	(11,881)	-
Net income (loss)	(21,682)	(8,203)	20,084	(11,607)	(21,408)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

Condensed consolidating operations for the nine-month period ended June 30, 2010

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$

Net product sales	-	236,888	49,500	(1,411)	284,977
Cost of goods sold	-	98,718	18,247	(1,359)	115,606
Selling and administrative expenses	5,250	61,974	20,756	-	87,980
Management fees	2,558	-	-	-	2,558
Research and development expenses	-	21,448	3,272	-	24,720
Acquired in-process research	-	7,948	-	-	7,948
Depreciation and amortization	-	39,954	5,876	-	45,830
Impairment of intangible assets including goodwill	-	107,158	-	-	107,158
Total operating expenses	7,808	337,200	48,151	(1,359)	391,800
Operating income (loss)	(7,808)	(100,312)	1,349	(52)	(106,823)
Financial expenses	44,826	84,506	5,476	(86,014)	48,794
Interest income	(36,690)	(5,782)	(44,038)	86,014	(496)
Other income	-	(7,700)	-	-	(7,700)
Loss (gain) on foreign currencies	47,689	(31,685)	(144)	(15,226)	634
Total other expenses (income)	55,825	39,339	(38,706)	(15,226)	41,232
Income (loss) before income taxes	(63,633)	(139,651)	40,055	15,174	(148,055)
Income taxes expense (benefit)	16,245	(1,637)	1,566	(16)	16,158
Equity in earnings (loss) in subsidiaries	(84,335)	53,679	-	30,656	-
Net income (loss)	(164,213)	(84,335)	38,489	45,846	(164,213)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

Condensed consolidating operations for the nine-month period ended June 30, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	-	284,110	45,493	(4,058)	325,545
Other revenue	-	-	5,221	-	5,221
Total revenue	-	284,110	50,714	(4,058)	330,766
Cost of goods sold	-	59,131	18,290	(471)	76,950
Selling and administrative expenses	6,741	65,953	19,872	(129)	92,437
Management fees	4,899	-	-	-	4,899
Research and development expenses	-	25,748	1,403	(311)	26,840
Depreciation and amortization	-	37,954	5,834	-	43,788
Partial write-down of intangible assets	-	55,414	251	-	55,665
Total operating expenses	11,640	244,200	45,650	(911)	300,579
Operating income (loss)	(11,640)	39,910	5,064	(3,147)	30,187
Financial expenses	46,913	89,292	49	(83,299)	52,955
Interest income	(40,406)	(174)	(42,996)	83,299	(277)
Other income	-	(3,500)	-	-	(3,500)
Loss on foreign currencies	-	(1,003)	(118)	-	(1,121)
Total other expenses (income)	6,507	84,615	(43,065)	-	48,057
Income (loss) before income taxes	(18,147)	(44,705)	48,129	(3,147)	(17,870)
Income taxes benefit	(6,840)	(10,522)	(1,342)	-	(18,704)
Equity in earnings in subsidiaries	15,288	49,471	-	(64,759)	-
Net income	3,981	15,288	49,471	(67,906)	834

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)

Condensed consolidating cash flows for the nine-month period ended June 30, 2010

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(40,940)	73,672	32,924	-	65,656
Cash flows from investing activities
Acquisition of property, plant and equipment	-	(4,256)	(815)	-	(5,071)
Intercompany advances	7,408	(42,154)	-	34,746	-
Investments in subsidiaries	-	-	(68,000)	68,000	-
Net cash provided by (used in) investing activities	7,408	(46,410)	(68,815)	102,746	(5,071)
Cash flows from financing activities
Repayment of long-term debt	(8,791)	(12,074)	-	-	(20,865)
Stock-based compensation plans redemption	(336)	-	-	-	(336)
Intercompany advances	42,154	(7,408)	-	(34,746)	-
Dividends paid	(128)	-	-	-	(128)
Issue of shares	-	68,000	-	(68,000)	-
Net cash provided by (used in) financing activities	32,899	48,518	-	(102,746)	(21,329)
Foreign exchange gain (loss) on cash held in foreign currencies	-	33	(1,949)	-	(1,916)
Net increase (decrease) in cash and cash equivalents	(633)	75,813	(37,840)	-	37,340
Cash and cash equivalents, beginning of period	702	41,859	83,874	-	126,435
Cash and cash equivalents, end of period	69	117,672	46,034	-	163,775

Condensed consolidating cash flows cash flows for the nine-month period ended June 30, 2009

	Axcan Intermediate Holdings Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(41,968)	178,634	(38,745)	-	97,921
Cash flows from investing activities
Acquisition of property, plant and equipment	-	(4,724)	(658)	-	(5,382)
Acquisition of intangible assets	-	-	(10)	-	(10)
Intercompany advances	14,054	(104,618)	7,319	83,245	-
Net cash provided by (used in) investing activities	14,054	(109,342)	6,651	83,245	(5,392)
Cash flows from financing activities
Repayment of long-term debt	(1,111)	(6,545)	-	-	(7,656)
Stock-based compensation cancellation	(148)	-	-	-	(148)
Intercompany advances	30,907	(31,236)	83,574	(83,245)	-
Dividends paid	(500)	-	-	-	(500)
Net cash provided by (used in) financing activities	29,148	(37,781)	83,574	(83,245)	(8,304)
Foreign exchange loss on cash held in foreign currencies	-	(218)	(311)	-	(529)
Net increase in cash and cash equivalents	1,234	31,293	51,169	-	83,696
Cash and cash equivalents, beginning of period	21	26,181	29,903	-	56,105
Cash and cash equivalents, end of period	1,255	57,474	81,072	-	139,801

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this Quarterly Report. The results of operations for the three-month and nine-month periods ended June 30, 2010, and June 30, 2009, reflect the results of operations for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

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

On April 29, 2010, we announced that we had taken steps to cease the distribution of ULTRASE® MT and VIOKASE®, effective April 28, 2010, in response to FDA guidance related the continued distribution of unapproved pancreatic enzyme products, or PEPs. The effects of ceasing to distribute these product lines on our financial statements are summarized in the section “Unapproved pancreatic enzyme products (“PEPs”) event” below. This event was recorded as a recognized subsequent event in the previous quarter ended March 31, 2010.  Reserves recorded at that time were based on Management’s estimates and, as previously disclosed, were subject to change.  We have reflected certain adjustments to these reserves in our financial statements for the three-month and nine-month periods ended June 30, 2010 in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

FINANCIAL OVERVIEW FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2010

This discussion and analysis is based on our audited annual consolidated financial statements and the related notes thereto reported under U.S. GAAP. For a description of our products, see the section entitled “Business Products” in Item 1, Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission.

For the three-month period ended June 30, 2010, total revenue was $80.5 million ($106.1 million for the three-month period ended June 30, 2009), operating income was $0.0 million (operating loss of $30.5 million for the three-month period ended June, 2009) and net loss was $9.9 million (net loss of $21.4 million for the three-month period ended June 30, 2009). For the nine-month period ended June, 2010, total revenue was $285.0 million ($330.8 million for the nine-month period ended June 30, 2009), operating loss was $106.8 million (operating income of $30.2 million for the corresponding period of fiscal year 2009) and net loss was $164.2 million (net income of $0.8 million for the corresponding period of fiscal year 2009). Net product sales in the United States were $56.3 million (69.9% of net product sales) for the three-month period ended June 30, 2010, compared to $80.6 million (79.9% of net product sales) for the corresponding period of the preceding fiscal year. In the European Union, net product sales were $16.0 million (19.9% of net product sales) for the three-month period ended June 30, 2010, compared to $12.4 million (12.3% of net product sales) for the corresponding period of the preceding fiscal year. In Canada, net product sales were $8.2 million (10.2% of net product sales) for the three-month period ended June 30, 2010, compared to $7.6 million (7.5% of net product sales) for the corresponding period of the preceding fiscal year.  Net product sales in the United States were $211.1 million (74.1 % of net product sales) for the nine-month period ended June 30, 2010, compared to $258.6 million (79.4% of net product sales) for the corresponding period of the preceding fiscal year. In the European Union, net product sales were $49.0 million (17.2% of net product sales) for the nine-month period ended June 30, 2010, compared to $43.4 million (13.3% of net product sales) for the corresponding period of the preceding fiscal year. In Canada, net product sales were $24.9 million (8.7% of net product sales) for the nine-month period ended June 30, 2010, compared to $23.1 million (7.1% of net product sales) for the corresponding period of the preceding fiscal year.

Unapproved pancreatic enzyme products (“PEPs”) event

As previously disclosed, we ceased distributing both our ULTRASE® MT and VIOKASE® product lines effective April 28, 2010. ULTRASE® MT and VIOKASE® have accounted for approximately 19% of our total net sales in the last three fiscal years.

This action was taken as we did not receive FDA approval for the NDAs filed for ULTRASE® MT and VIOKASE by the date mandated by FDA. In April 2004, the FDA mandated that all manufacturers of PEPs file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for PEPs until April 28, 2010, for those companies that (a) were marketing unapproved PEPs as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) continued diligent pursuit of regulatory approval.

We completed the initial submission of our NDA for ULTRASE® MT and, in the fourth quarter of fiscal 2008, received a first complete response letter (formerly known as an “approvable letter’’ prior to recent amendments of the Food Drug and Cosmetics Act, or FDCA). Further to the filing of our response to this letter, we received a second complete response letter in the fourth quarter of fiscal 2009. On May 5, 2010, the FDA issued an additional complete response with respect to our NDA for ULTRASE® MT.  As was the case with prior letters, the FDA  requires that deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient of ULTRASE® MT be addressed before approval can be granted. On June 11, 2010, the FDA accepted our latest complete response filing and confirmed a November 28, 2010 Prescription Drug User Fee Act, or PDUFA, date for our ULTRASE® MT NDA. We and the manufacturer of the active pharmaceutical ingredient of ULTRASE® MT (which is the same one for VIOKASE®) are in ongoing discussions with the FDA to address the remaining open issues identified by the FDA.

The submission of our rolling NDA for VIOKASE® was completed in the first quarter of fiscal 2010.  At the time we completed this submission we requested a priority review and the FDA advised us in the second quarter of fiscal 2010 that it would not grant a priority review for this NDA. The PDUFA date for VIOKASE® was August 30, 2010. We have recently received feedback from the FDA regarding the timeline to review the VIOKASE® NDA. The FDA has indicated that the review is progressing and has postponed the PDUFA date to November 30, 2010.

As a result of taking steps to cease distribution of ULTRASE® MT and VIOKASE® and in accordance with U.S. GAAP, we recorded an additional $13.0 million product return reserve for the three-month period ended June 30, 2010, that added to the previously recorded reserve of $10.4 million, for a total of $23.4 million for the nine-month period ended June 30, 2010. These reserves are for product returns as an estimate of our liability for ULTRASE® MT and VIOKASE® that may be returned by the original purchaser under our DSAs or applicable returns policies. The cease distribution order issued by the FDA was not considered as a product recall. The additional reserve recorded in the quarter ended June 30, 2010, is to provide for ULTRASE® MT and VIOKASE®  sales shipped for the April 1, 2010 to April 28, 2010 period, which was prior to the cease distribution order. This provision is based on management estimates of ULTRASE® MT and VIOKASE® inventory in the distribution channel, assumptions on  related expiration dates of this inventory as well as estimated erosion of ULTRASE® MT and VIOKASE® demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE® MT and VIOKASE®, actual return activity and other factors.

We recorded a charge of $1.9 million during the three-month period ended June 30, 2010, that added to an existing charge of $43.0 million for a total of $44.9 million for the nine-month period ended June 30, 2010. This charge to cost of goods sold was recorded to reduce inventories to their net realizable value and for estimated loss for purchase and other materials and supply commitments related to ULTRASE® MT and VIOKASE® products. We recorded these charges for inventory related to ULTRASE® MT and VIOKASE®, in light of the fact that these products did not obtain regulatory approval by the April 28, 2010 deadline established by the FDA.

This event has also resulted in a change in circumstance that caused us to review the carrying value of our long lived intangible assets, including goodwill. Based on this review, an impairment charge of $107.2 million was recorded during the previous quarter ended March 31, 2010.

The income tax benefits of the above charges were estimated and an additional $5.5 million was recorded in income taxes benefit during the three-month period ended June 30, 2010, in addition to the benefit of $25.6 million recorded in the previous quarter for a total of $31.1 million during the nine-month period ended June 30, 2010. We also recorded an increase in valuation allowance on deferred tax assets of $7.6 million during the three-month period ended June 30, 2010, in addition to the valuation allowance of $45.0 million recorded in the previous quarter, for a total of $52.6 million for the nine-month period ended June 30, 2010.

The charges that we have taken as a result of having ceased distribution of our PEPs reflect many subjective estimates that were required to be made by management. These estimates include:

a)	The quantity and expiration dates of PEPs inventory in the distribution channel;

b)	Short-term prescription demand during the period of time where the products will continue to be available at the pharmacy-level;

c)	Assumptions regarding the probability of obtaining an eventual NDA approval for our PEPs and the time required for such approval;

d)	Assumptions regarding market share growth after an eventual re-launch of our PEPs; and

e)	Other factors.

In future quarters, we will monitor and review the assumptions and estimates and will prospectively record changes to provisions reflected in the nine-month period ended June 30, 2010.

The following table summarizes the assessment by management of the impacts of our ceasing to distribute ULTRASE® MT and VIOKASE®, or the “unapproved PEPs event’’ as it is sometimes referred to herein, on our condensed consolidated interim financial statements of operations for the three-month and nine-month periods ended June 30, 2010:

(in millions of U.S. dollars)	For the three-month period ended June 30, 2010	For the nine-month period ended June 30, 2010
	$	$
Net product sales (increase in products returns reserves)(1)	(13.0)	(23.4)
Cost of goods sold (write-down of inventory and estimated loss for purchase and other materials and supply commitments)	1.9	44.9
Impairment of intangible assets and goodwill	-	107.2
Selling and administrative expenses (decrease in stock-based compensation expense)	-	(4.9)
	1.9	147.2
Operating loss	(14.9)	(170.6)
Income taxes expense (tax benefit of above items, net of an increase in valuation allowance)	2.1	21.5
Net loss	(17.0)	(192.1)

(1) The additional reserves recorded in the three-month period ended June 30, 2010 was to provide for ULTRASE® MT and VIOKASE® sales shipped for the April 1, 2010 to April 28, 2010 period, which was prior to the cease distribution order.

Financial highlights

(in millions of U.S. dollars)	June 30, 2010	September 30, 2009
	$	$
Total assets	726.7	914.6
Long-term debt (a)	594.0	613.3
Shareholders’ equity (deficiency)	(24.4)	163.8

(a)	Including the current portion

(in millions of U.S. dollars)	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009
	$	$	$	$
Total revenue	80.5	106.1	285.0	330.8
EBITDA (1)	15.9	(11.4)	(53.9)	78.6
Adjusted EBITDA (1)	41.7	55.6	137.9	151.6
Net income (loss)	(9.9)	(21.4)	(164.2)	0.8

(1)
Reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the three-month and nine-month periods ended June 30, 2010, and 2009 is as follows:

(in millions of U.S. dollars)	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009

Net income (loss)	(9.9)	(21.4)	(164.2)	0.8
Financial expenses	16.3	16.7	48.8	53.0
Interest income	(0.2)	-	(0.5)	(0.3)
Income taxes expense (benefit)	(5.4)	(21.5)	16.2	(18.7)
Depreciation and amortization	15.1	14.8	45.8	43.8
EBITDA f)	15.9	(11.4)	(53.9)	78.6
Transaction, integration, refinancing costs and nonrecurring payments to third parties a)	1.1	5.0	5.5	6.9
Management fees b)	0.6	4.7	2.5	4.9
Stock-based compensation expense excluding impact of the unapproved PEPs event c)	1.2	1.6	5.2	5.5
Impairment of intangible assets and goodwill related to the unapproved PEPs event d)	-	-	107.2	-
Partial write-down of intangible assets e)	-	55.7	-	55.7
Adjustments related to the unapproved PEPs event f)	14.9	-	63.4	-
Acquired in-process research	8.0	-	8.0	-
Adjusted EBITDA g)	41.7	55.6	137.9	151.6

a)
Represents integration and refinancing costs as well as due diligence costs related to non-recurring transactions, payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.
c)	Represents stock-based employee compensation expense under the provisions of FASB guidance, excluding the impact of the unapproved PEPs event.
d)	Intangible assets and goodwill write-downs related to the unapproved PEPs event.
e)	Partial write-down of intangible assets related to URSO® products.
f)
Adjustments and other write-downs related to the unapproved PEPs event, including an additional returns provision of $13.0 million during the three-month period and $23.4 million during the nine-month period ended June 30, 2010, inventory write-down and accrual for purchases and other materials and supply commitments of $1.9 million during the three-month period and $44.9 million during the nine-month period ended June 30, 2010, and a stock-based compensation recovery of $4.9 million during the nine-month period ended June 30, 2010.

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

Overview of results of operations

(in millions of U.S. dollars)	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	Change
	$	$	$	%
Net product sales (b)	80.5	100.9	(20.4)	(20.2)
Other revenue	-	5.2	(5.2)	(100.0)
Total revenue	80.5	106.1	(25.6)	(24.1)
Cost of goods sold (a) (b)	20.8	22.1	(1.3)	(5.9)
Selling and administration expenses (a) (b)	27.4	28.6	(1.2)	(4.2)
Management fees	0.6	4.7	(4.1)	(87.2)
Research and development expenses (a)	8.6	10.7	(2.1)	(19.6)
Acquired in-process research	8.0	-	8.0	-
Depreciation and amortization	15.1	14.8	0.3	2.0
Impairment of intangible assets and goodwill	-	55.7	(55.7)	(100.0)
	80.5	136.6	(56.1)	(41.1)
Operating loss	-	(30.5)	30.5	100.0
Financial expenses	16.3	16.7	(0.4)	(2.4)
Interest income	(0.2)	-	(0.2)	-
Other income	-	(3.5)	3.5	100.0
Gain on foreign currencies	(0.8)	(0.8)	-	-
	15.3	12.4	2.9	23.4
Loss before income taxes	(15.3)	(42.9)	27.6	64.3
Income taxes benefit (b)	(5.4)	(21.5)	16.1	74.9
Net loss	(9.9)	(21.4)	11.5	53.7

(a)	Exclusive of depreciation and amortization
(b)	Including one time charges related to the unapproved PEPs event

(in millions of U.S. dollars)	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009	Change
	$	$	$	%
Net product sales (b)	285.0	325.6	(40.6)	(12.5)
Other revenue	-	5.2	(5.2)	(100.0)
Total revenue	285.0	330.8	(45.8)	(13.8)
Cost of goods sold (a) (b)	115.6	77.0	38.6	50.1
Selling and administration expenses (a) (b)	88.0	92.4	(4.4)	(4.8)
Management fees	2.5	4.9	(2.4)	(49.0)
Research and development expenses (a)	24.7	26.8	(2.1)	(7.8)
Acquired in-process research	8.0	-	8.0	-
Depreciation and amortization	45.8	43.8	2.0	4.6
Impairment of intangible assets and goodwill (b)	107.2	55.7	51.5	92.5
	391.8	300.6	91.2	30.3
Operating income (loss)	(106.8)	30.2	(137.0)	(453.6)
Financial expenses	48.8	53.0	(4.2)	(7.9)
Interest income	(0.5)	(0.3)	(0.2)	(66.7)
Other income	(7.7)	(3.5)	(4.2)	(120.0)
Gain (loss) on foreign currencies	0.6	(1.1)	1.7	154.5
	41.2	48.1	(6.9)	(14.3)
Loss before income taxes	(148.0)	(17.9)	(130.1)	(726.8)
Income taxes expense (benefit) (b)	16.2	(18.7)	34.9	186.6
Net income (loss)	(164.2)	0.8	(165.0)	N/M (c)

(a)	Exclusive of depreciation and amortization
(b)	Including one-time charges due to the unapproved PEPs event
(c)	Not Meaningful

Net product sales

For the three-month period ended June 30, 2010, net product sales were $80.5 million compared to $100.9 million for the corresponding period of the preceding year, a decrease of 20.2%. For the nine-month period ended June 30, 2010, net product sales were $285.0 million compared to $325.6 million for the corresponding period of the preceding year, a decrease of 12.5%.

This decrease was primarily derived from lower sales in the United States, which amounted to $56.3 million for the three-month period ended June 30, 2010, compared to $80.6 million for the corresponding period of the preceding fiscal year, a decrease of 30.1% and $211.1 million for the nine-month period ended June 30, 2010, compared to $258.6 million for the corresponding period of the preceding fiscal year, a decrease of 18.4%. The decrease in sales in the United States is mainly due to the effects of the unapproved PEPs event and to the continued decrease in sales of certain of our URSO® branded products resulting from the entry on the U.S. market of a generic version of URSO® 250 and URSO® FORTE following their approval by the Office of Generic Drugs on May 13, 2009, combined with increases in sales deductions discussed hereafter in the gross-to-net product sales analysis.

During the quarter, ULTRASE® MT and VIOKASE® sales of $13.0 million were recorded as a result of shipments made to the wholesalers during the April 1, 2010 to April 28, 2010 period, which was prior to the cease distribution order.  These sales were fully provided for in the quarter as an addition to product returns reserve further discussed in the gross to net product sales analysis.

Net product sales in the European Union increased 29.0%, from $12.4 million for the corresponding period of the preceding fiscal year, to $16.0 million for the three-month period ended June 30, 2010, and increased 12.9% from $43.4 million for the nine-month period ended June 30, 2009, to $49.0 million for the nine-month period ended June 30, 2010. For the three-month period ended June 30, 2010, the increase in sales is primarily due to an increase in sales volume of certain products, partially offset by the negative impact of currency fluctuations compared to the preceding year. The value of the Euro against the U.S. dollar depreciated by 4.0% during the quarter. For the nine-month period ended June 30, 2010, the increase in sales resulted primarily as a result of an increase in sales volume of certain products combined with the positive impact of currency fluctuations compared to the preceding year, as the value of the Euro against the U.S. dollar improved by 4.6%.

Net product sales in Canada increased 7.9%, from $7.6 million for the three-month period ended June 30, 2009, to $8.2 million for the three-month period ended June 30, 2010, and increased 7.8% from $23.1 million for the nine-month period ended June 30, 2009, to $24.9 million for the nine-month period ended June 30, 2010. The increase in sales resulted mostly from the positive impact of currency fluctuations compared to the corresponding period of the preceding year, as the value of the Canadian dollar improved against the U.S. dollar by 11.6% for the three-month period and by 12.5% for the nine-month period, partially offset by the decrease in sales of URSO® and certain products during the nine-month period ended June 30, 2010.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

(in millions of U.S. dollars)	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	Change
	$	$		%
Gross product sales	112.2	123.7	(11.5)	(9.3)
Gross-to-net product sales adjustments
Product returns	2.0	2.5	(0.5)	(20.0)
Product returns related to the unapproved PEPs event	13.0	-	13.0	-
Chargebacks	7.2	8.8	(1.6)	(18.2)
Contract rebates	6.6	8.5	(1.9)	(22.4)
DSA fees	1.2	0.9	0.3	33.3
Discounts and other allowances	1.7	2.1	(0.4)	(19.0)
Total gross-to-net product sales adjustments	31.7	22.8	8.9	39.0
Total net product sales	80.5	100.9	(20.4)	(20.2)

(in millions of U.S. dollars)	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009	Change
	$	$	$	$%
Gross product sales	391.2	391.6	(0.4)	(0.1)
Gross-to-net product sales adjustments
Product returns	6.1	6.7	(0.6)	(9.0)
Product returns related to the unapproved PEPs event	23.4	-	23.4	-
Chargebacks	32.7	23.2	9.5	40.9
Contract rebates	32.6	26.1	6.5	24.9
DSA fees	4.7	2.9	1.8	62.1
Discounts and other allowances	6.7	7.1	(0.4)	(5.6)
Total gross-to-net product sales adjustments	106.2	66.0	40.2	60.9
Total net product sales	285.0	325.6	(40.6)	(12.5)

Product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances totalled $31.7 million (28.3% of gross product sales) for the three-month period ended June 30, 2010, and $22.8 million (18.4% of gross product sales) for the corresponding period of the preceding fiscal year. The increase in total deductions as a percentage of gross product sales was mostly due to an increase of 11.3% in product returns, partially offset by a decrease in contract rebates and chargebacks.

Product returns, contract rebates, DSA fees, discounts and other allowances totalled $106.2 million (27.1% of gross product sales) for the nine-month period ended June 30, 2010, and $66.0 million (16.9% of gross product sales) for the nine-month period ended June 30, 2009. The increase in total deductions as a percentage of gross product sales was mostly due to an increase of 5.8% in product returns, 2.4% in chargebacks and 1.7% in contract rebates.

The increases in product returns are mainly due to the additional provision of $13.0 million for the three-month period and $23.4 million for the nine-month period ended June 30, 2010 related to the unapproved PEPs event. Increases in chargebacks and contract rebates  for the nine-month period are primarily due to the fact that we have fixed price contracts with certain third-party payors which, as a result of price increases announced during the preceding fiscal year, resulted in a greater rebate as a percentage of sales being awarded under those contracts.  Due to pricing and contracting actions taken in conjunction with the genericization of URSO® in the U.S., these were more significant for this franchise than for the rest of our product portfolio. Estimated chargebacks and rebates are recorded at the time revenue is recognized and are based on the latest information available at that time, including estimated inventory levels in the distribution channel.

In addition, in May 2009, we entered into an agreement with the Department of Defense, or DOD, to remain eligible for inclusion on the DOD’s formulary and pursuant to which we agreed to pay rebates under the TRICARE retail pharmacy program. We began accounting for these rebates in the third quarter of fiscal year 2009 as contract rebates. Under the contracting process it initiated in 2009, the DOD  further  sought to claim rebates from a large number of pharmaceutical manufacturers, including us,  on all prescriptions of covered  drugs filled under TRICARE for prior periods, starting as and  from January 28, 2008. The DOD’s right to claim rebates for these periods prior to its rulemaking and contracting initiative was challenged in a lawsuit instituted on behalf of pharmaceutical manufacturers. During the first quarter of fiscal year 2010, an additional provision of $1.6 million was recorded to account for the potential unfavourable judicial decision in this lawsuit.

Deductions also increased due to increases in DSA fees resulting from new DSAs signed with two additional major U.S. wholesalers during the previous fiscal year.

Healthcare Reform

In March 2010, the Health Care and Education Reconciliation Act of 2010 was enacted in the U.S. This healthcare reform legislation contains several provisions that impact our business.

Although many provisions of the new legislation do not take effect immediately, several provisions became effective during the period ended March 31, 2010. These include (1) an increase in the minimum Medicaid rebate to States participating in the Medicaid program on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Service Act drug pricing program, which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals, and rural referral centers.

In addition, beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries for any covered prescription drugs purchased during a Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defence programs and TRICARE) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. Further, the new law also imposes a 2.3% excise tax on sales of certain taxable medical devices, including our FLUTTER® mucus clearance device, that are made after December 31, 2012.

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

In 2010, we expect that the new legislation will reduce our revenues by approximately $2.0 million as a result of the higher rebates and discounts on our products. The impact in terms of additional reserves recorded in contract rebates has been $0.3 million for the three-month period ended June 30, 2010 and $1.1 million for the nine-month period ended June 30, 2010. However, we are still assessing the full extent of this legislation’s longer-term impact on our business. While certain aspects of the new legislation implemented in 2010 are expected to reduce our revenues in 2010 and in future years, other provisions of this legislation may offset, at some level, any reduction in revenues when these provisions become effective. In future years, based on our understanding, these other provisions are expected to result in higher revenues due to an increase in the total number of patients covered by health insurance and an expectation that existing insurance coverage will provide more comprehensive consumer protections. This would include a federal subsidy for a portion of a beneficiary’s out-of-pocket cost under Medicare Part D. However, these higher revenues will be negatively impacted by the branded prescription drug manufacturers’ fee.

Other revenue

During the three-month period ended June 30, 2009, we entered into a license agreement with a leading multi-national company (the “Licensee”) whereby we granted the Licensee the right to use the active ingredient contained in one of our commercialized products, LACTEOL®, to develop and commercialize new food products that will contain this active ingredient. Under the terms of the agreement, the Licensee will have exclusive rights to commercialize these new products. We will continue to own all other rights related to the active ingredient, including the right to use the active ingredient and develop, manufacture and commercialize non-food products containing the active ingredient, including pharmaceutical products. For the three-month period ended June 30, 2009, we received an initial milestone payment of $5.2 million (CHF 6 million).

Cost of goods sold

Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing costs. We outsource most of our manufacturing requirements. For the three-month period ended June 30, 2010, cost of goods sold decreased $1.3 million (5.9%) to $20.8 million from $22.1 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the three-month period ended June 30, 2010, increased compared to the three-month period ended June 30, 2009, from 21.9% to 25.8% mostly due to charges related to the unapproved PEPs event.  For the nine-month period ended June 30, 2010, cost of goods sold increased $38.6 million (50.1%) to $115.6 million from $77.0 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the nine-month period ended June 30, 2010, increased from 23.6% to 40.6% as compared to the nine-month period ended June 30, 2009. The increases in cost of goods sold are mostly due to inventory write-down and purchase commitments reserves totalling $1.9 million for the three-month period ended June 30, 2010, and $44.9 million for the nine-month period ended June 30, 2010 related to the unapproved PEPs event. Excluding the impact related to the unapproved PEPs event, cost of goods sold as a percentage of net product sales would have been 20.2% for the three-month period ended June 30, 2010, and 22.9% for the nine-month period ended June 30, 2010, compared to 21.9% and 23.6% for the corresponding periods of fiscal year 2009.

Selling and administrative expenses

Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the three-month period ended June 30, 2010, selling and administrative expenses decreased $1.2 million (4.2%) to $27.4 million from $28.6 million for the corresponding period of the preceding fiscal year, mainly due to the decrease in our patient support programs. For the nine-month period ended June 30, 2010, selling and administrative expenses decreased $4.4 million (4.8%) to $88.0 million from $92.4 million for the corresponding period of the preceding fiscal year, mainly due to the adjustment of $4.9 million for stock-based compensation further to changes in assumptions affecting our valuation of these expenses due to the impact of the unapproved PEPs event on our business.

Management fees

Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. Historically, these fees were previously unallocated to subsidiaries of Axcan Holdings Inc., the indirect parent company of Axcan Intermediate Holdings Inc. In the quarter ended June 30, 2009, they were allocated from the closing date of February 2008 Transactions based on revenue. For the three-month period ended June 30, 2010, management fees decreased $4.1 million (87.2%) to $0.6 million from $4.7 million for the corresponding period of the preceding fiscal year of the preceding fiscal year due to the allocation recorded in the quarter ended June 30, 2009. For the nine-month period ended June 30, 2010, management fees decreased $2.4 million (49.0%) to $2.5 million from $4.9 million for the corresponding period of the preceding fiscal year.  This decrease in management fees for the nine-month period is mostly due to the impact of the unapproved PEPs event on our business.

Research and development expenses

Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the three-month period ended June 30, 2010, research and development expenses decreased $2.1 million (19.6%) to $8.6 million, from $10.7 million for the corresponding period of the preceding fiscal year. For the nine-month period ended June 30, 2010, research and development expenses decreased $2.1 million (7.8%) to $24.7 million, from $26.8 million for the corresponding period of the preceding fiscal year. The research and development expenses include a decrease related to the reduction in expenses related to the development work on PEPs and European clinical trial costs for PYLERA® as compared to the previous fiscal year. This decrease was offset by the effect of foreign currency on some of our expenses denominated in Canadian dollars and in Euros.

Acquired in-process research

During the quarter, we entered into an asset purchase and license agreement to acquire rights in and to the intellectual property, assigned contracts, permits and inventories related to a compound to be used in the development of an undisclosed product in the field of gastroenterology. Certain other rights were licensed under the agreement. Pursuant to the agreement, we made an upfront payment of $8.0 million on closing and additional payments of up to $86.0 million based on the achievement of certain development, regulatory and commercialization milestones. In addition, we will pay royalties on the basis of net sales. We completed the asset acquisition in April 2010 and recorded an expense of $8.0 million for the payment of acquired in-process research in the third quarter of fiscal year 2010.

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three-month period ended June 30, 2010, depreciation and amortization increased $0.3 million (2.0%) to $15.1 million from $14.8 million for the corresponding period of the preceding fiscal year. For the nine-month period ended June 30, 2010, depreciation and amortization increased $2.0 million (4.6%) to $45.8 million from $43.8 million. The changes are due to the reduction of the remaining amortizable life of some intangible assets to periods ranging from 6 months to 14 years.

Impairment of intangible assets and goodwill

The value of goodwill and intangible assets with an indefinite life are subject to an annual impairment test unless events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The intangible assets with a finite life and property, plant and equipment are subject to an impairment test whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.  As a result of the unapproved PEPs event, we compared the carrying value of the intangible assets with a finite life affected by the unapproved PEPs event to estimated future undiscounted cash flows. The change in circumstances associated with the unapproved PEPs event also caused us to review the carrying value of our long lived intangible assets including goodwill. Based on this review, an impairment charge of $107.2 million was recorded in the previous quarter, reflecting charges of $91.4 million for the goodwill allocated to our U.S. reporting unit and of $15.8 million related to finite life intangible assets.

As a result of certain factors related to the ongoing marketing of certain of our products including the approval of a generic formulation of URSO 250 and URSO FORTE, we reviewed in three-month period ended June 30, 2009, the carrying amount of our intangible assets specifically related to these products. Based on a discounted cash-flow analysis and market prices, we concluded that a $55.7 million reduction to the carrying value of the related intangible assets totalling $83.7 million prior to the write-down was required. In addition, the remaining amortizable life of these intangible assets was reduced to periods ranging from 6 months to 14 years.

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the three-month period ended June 30, 2010, financial expenses decreased $0.4 million (2.4%) to $16.3 million from $16.7 million for the corresponding period of the preceding fiscal year. The decrease in financial expenses is mainly due to the reduction of the interest on long-term debt of $0.4 million. For the nine-month period ended June 30, 2010, financial expenses decreased $4.2 million (7.9%) to $48.8 million from $53.0 million for the corresponding period of the preceding fiscal year. The decrease in financial expenses is mainly due to the reduction of interest on long-term debt of $2.9 million as a result of the decrease in interest rates and the change in the fair value of derivatives of $1.2 million. Our two interest rate swaps with a combined notional amount of $63.0 million that were designated as cash-flow hedges of interest rate risk which matured during the three-month period ended March 31, 2010, and were not renewed.

Interest income

For the three-month period ended June 30, 2010, total interest income increased to $0.2 million from $0.0 million for the corresponding period of the preceding fiscal year. For the nine-month period ended June 30, 2010, total interest income increased $0.2 million (66.7%) to $0.5 million from $0.3 million for the corresponding period of the preceding fiscal year. These increases are mainly due to the increase in interest rates on our cash and cash equivalent investments.

Other income

In June 2007, we initiated a lawsuit under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE® MT. During the nine-month periods ended June 30, 2010, an amount of $7.7 million was paid to us pursuant to settlement arrangements entered into with the defendants in these matters.

Income taxes

For the three-month period ended June 30, 2010, income tax benefit amounted to $5.4 million, compared to $21.5 million for the corresponding period of the preceding fiscal year. For the nine-month period ended June 30, 2010, income tax expense amounted to $16.2 million compared to an income tax benefit of $18.7 million for the corresponding period of the preceding fiscal year. The effective tax rate was 35.5% for the three-month period ended June 30, 2010, compared to 50.1% for the three-month period ended June 31, 2009. For the nine-month period ended June 30, 2010, the effective tax rate was minus 10.9%, compared to 104.7% for the nine-month period ended June 30, 2009. The effective tax rates for the three-month and nine-month periods ended June 30, 2010, are affected by a number of elements, the most important being the non-deductible provisions related to the unapproved PEPs event and the valuation allowance taken against deferred tax assets attributable to the U.S. reporting unit. At June 30, 2010, the Company has a valuation allowance of $52.6 million recorded against its net deferred tax assets attributable to the U.S. reporting unit. If, in future periods, the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded.

The difference between our effective tax rate and the statutory income tax rate is summarized as follows:

(in millions of U.S. dollars)	For the three-month period ended June 30, 2010		For the three-month period ended June 30, 2009
	%		%
Combined statutory rate applied to pre-tax income (loss)	35.00	(5.4)	35.00	(15.0)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	0.21	(0.0)	0.00	0.0
Difference with foreign tax rates	6.15	(0.9)	4.99	(2.1)
Valuation allowance	(49.80)	7.6	0.00	0.0
Tax benefit arising from a financing structure	25.81	(4.0)	5.73	(2.5)
Non-deductible items	(3.03)	0.5	(1.79)	0.8
Investment tax credits	4.41	(0.7)	0.58	(0.3)
State taxes	1.57	(0.2)	3.22	(1.4)
Other	15.18	(2.3)	2.41	(1.0)
	35.50	(5.4)	50.14	(21.5)

(in millions of U.S. dollars)	For the nine-month period ended June 30, 2010		For the nine-month period ended June 30, 2009
	%		%
Combined statutory rate applied to pre-tax income (loss)	35.00	(51.8)	35.00	(6.3)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	0.01	(0.0)	0.00	0.0
Difference with foreign tax rates	1.66	(2.5)	12.85	(2.3)
Valuation allowance	(35.54)	52.6	0.00	0.0
Tax benefit arising from a financing structure	7.83	(11.6)	69.69	(12.4)
Non-deductible items	(23.53)	34.8	(7.81)	1.4
Investment tax credits	0.87	(1.3)	4.47	(0.8)
State taxes	2.39	(3.5)	(0.48)	0.1
Other	0.38	(0.5)	(9.06)	1.6
	(10.93)	16.2	104.66	(18.7)

Net income (loss)

For the three-month period ended June 30, 2010, net income increased $11.5 million (53.7%) to a net loss of $9.9 million from a net loss of $21.4 million for the corresponding period of the preceding fiscal year. The increase in net income for the three-month period is mainly due to the partial write-down of intangible assets related to our URSO® products amounting to $55.7 million which was recorded during the three-month period ended June 30, 2009 and partially offset by the impact of the unapproved PEPs event amounting to $17.0 million which was recorded during the three-month period ended June 30, 2010.

For the nine-month period ended June 30, 2010, net income decreased $165.0 million to a net loss of $164.2 million from net income of $0.8 million for the corresponding period of the preceding fiscal year. The decrease in net income for the nine-month period is mainly due to the impacts of the unapproved PEPs event amounting to $192.1 million for the nine-month period ended June 30, 2010 and partially offset by the partial write-down of intangible assets related to our URSO® products amounting to $55.7 million which was recorded during the three-month period ended June 30, 2009.

Balance sheets as at June 30, 2010, and September 30, 2009

The following table summarizes balance sheet information as at June 30, 2010, compared to September 30, 2009.

	June 30,	September 30,
(in millions of U.S. dollars)	2010	2009	Change
	$	$	$	%
Cash and cash equivalents	163.8	126.4	37.4	29.6
Current assets	235.8	250.7	(14.9)	(5.9)
Total assets	726.7	914.6	(187.9)	(20.5)
Current liabilities	115.4	121.0	(5.6)	(4.6)
Long-term debt	590.8	582.6	8.2	1.4
Total liabilities	751.0	750.8	(0.2)	(0.0)
Shareholders’ equity (deficiency)	(24.4)	163.8	(188.2)	(114.9)
Working capital	120.4	129.7	(9.3)	(7.2)

Working capital decreased by $9.3 million (7.2%) to $120.4 million as at June 30, 2010, from $129.7 million at September 30, 2009. This decrease was mainly due to net working capital adjustments of $71.5 million related to the unapproved PEPs event. This decrease was partially offset by an increase in cash and cash equivalents of $37.4 million and the reduction in instalments on long-term debt of $27.5 million. Pursuant to our credit agreement we are required to annually prepay amounts equal to a portion of our annual excess cash flow, as defined under our credit agreement.  For fiscal year 2009, we were required to prepay $17.6 million on outstanding term loans under these provisions in the first quarter of fiscal year 2010. The prepayment was made in December 2009. As allowed by the credit agreement, the prepayment has been applied to the remaining scheduled installments of principal in direct order of maturity and the current portion of long-term debt has been reduced accordingly.

Total assets decreased $187.9 million (20.5%) to $726.7 million as at June 30, 2010, from $914.6 million as at September 30, 2009. This decrease was mainly due to the write-down of intangible assets and goodwill of $107.2 million, inventory write-down of $32.3 million and deferred tax asset adjustments of $21.5 million related to the unapproved PEPs event.  Long-term debt increased $8.2 million (1.4%) to $590.8 million as at June 30, 2010, from $582.6 million as at September 30, 2009, mostly due to the reclassification from short-term debt to long-term debt pursuant to the allocation of the prepayment made in December 2009 to the remaining scheduled installments of principal in direct order of maturity.

Liquidity and Capital Resources

Cash Requirements

As at June 30, 2010, working capital was approximately $120.4 million and $129.7 as at September 30, 2009. Cash generated from operations, which will be affected by the unapproved PEPs event, is used to fund working capital, capital expenditures, milestone payments debt service and business development activities. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.

A significant portion of our sales are attributable to the ULTRASE® and VIOKASE® product lines. We reported net sales of $37.6 million for ULTRASE® and $15.4 million for VIOKASE® for the nine-month period ended June 30, 2010. Total nine-month net sales for these two products, which amounted to $53.0 million, are net of the additional reserve of $23.4 million taken due to the effect of the unapproved PEPs event.

The loss of revenues associated with these products is expected to have a material negative effect on the Company’s ability to generate cash used to fund its operations and meet its other capital requirements. While there remain a number of uncertainties, including the Company’s ability to re-introduce these products into the market, the timing of such re-introduction and the resulting sales levels, management is currently evaluating the impact of the unapproved PEPs event on its cash flows and measures it could take to mitigate the negative effect of the withdrawal of these products on its cash flows.

On April 14, 2010, following the announcement that the FDA would require manufacturers of unapproved PEPs to cease distribution, effective April 28, 2010, one of the Company’s bond rating agencies put our credit  ratings “under review”. The review action was completed on July 13, 2010 with the agency maintaining its Corporate Family and Probability of Default ratings in effect prior to the PEP event. The Speculative Grade Liquidity Rating was lowered and a negative outlook issued. This could negatively impact on future borrowing capacity and cost.

Contractual Obligations and Other Commitments

The following table summarizes our significant contractual obligations as at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes the payment of amounts already recorded on the balance sheet as current liabilities at June 30, 2010, and certain other purchase obligations as discussed below:

	For the twelve-month periods ending June 30,
(in millions of U.S. dollars)	2011	2012	2013	2014	2015 and thereafter
	$	$	$	$	$
Long-term debt	3.2	18.6	41.6	75.5	463.0
Operating leases	2.5	1.6	1.2	0.9	0.0
Other commitments	14.6	0.7	0.1	0.1	0.1
Interest on long-term debt	57.0	57.2	57.2	53.3	64.0
	77.3	78.1	100.1	129.8	527.1

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

As more fully described in Note 10 to the Condensed Consolidated Financial Statements, effective October 1, 2007, we adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. As at June 30, 2010, we had unrecognized tax benefits of $11.0 million ($10.4 million as at September 30, 2009).  Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.

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

We also obtained a Credit Facility for a total of $290.0 million composed of term loans totalling $175.0 million and a revolving credit facility of $115.0 million (“Credit Facility”). The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at our option, plus the applicable rate based on our consolidated total leverage ratio and certain of our subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with quarterly payments over the term. As at June 30, 2010, $175.0 million of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as further disclosed in our Condensed Consolidated Financial Statements. The Credit Facility requires us to meet certain financial covenants, which were met as at June 30, 2010. The credit agreement governing the Credit Facility requires us to prepay outstanding term loans contingent upon the occurrence of these events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the  year ending September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestments rights and certain other exceptions. Based on these requirements, for the fiscal year 2009, we were required to prepay $17.6 million of outstanding term loans in the first quarter of fiscal year 2010.

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

Related party transactions

As at June 30, 2010, and September 30, 2009, we had a note receivable from our parent company amounting to $133.2 million. During the three-month period ended June 30, 2010, we have earned interest income on the note amounting to $1.9 million net of taxes amounting to $1.1 million and $5.9 million net of taxes amounting to $3.2 million for the nine-month period ended June 30, 2010 ($1.9 million net of taxes amounting to $1.1 million during the three-month period ended June 30, 2009, and  $5.9 million net of taxes amounting to $3.2 million during the nine-month period ended June 30, 2009). We have also recorded a related interest receivable on the note receivable from our parent company amounting to $24.1 million as at June 30, 2010 ($15.1 million as at September 30, 2009, which has been recorded in the shareholder’s equity section of the consolidated balance sheet. As at June 30, 2010, we have an account receivable from our parent company amounting to $0.5 million ($0.3 million as at September 30, 2009).

We recorded management fees from a controlling shareholding company amounting to $0.6 million during the three-month period ended June 30, 2010, and $2.5 million during the nine-month period ended June 30, 2010 ($4.7 million during the three-month period ended June 30, 2009, and $4.9 million during the nine-month period ended June 30, 2009). As at June 30, 2010, we accrued fees payable to a controlling shareholding company amounting to $0.6 million ($0.4 million as at September 30, 2009).

During the nine-month period ended June 30, 2010, we paid a dividend to our parent company amounting to $0.1 million to allow for the payment of certain group expenses.

Balance sheet arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that are likely to affect our operating results, our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, and do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the condensed consolidated financial statements.

Cash flows

Our cash flows from operating, investing and financing activities for the three-month periods ended June 30, 2010, and 2009 as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the three-month period ended June 30, 2010	For the three-month period ended June 30, 2009	Change
	$	$	$
Net cash provided by operating activities	6.0	48.9	(42.9)
Net cash used by investing activities	(1.6)	(2.5)	0.9
Net cash used by financing activities	-	(3.9)	3.9

Our cash flows from operating, investing and financing activities for the nine-month periods ended June 30, 2010, and 2009 as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the nine-month period ended June 30, 2010	For the nine-month period ended June 30, 2009	Change
	$	$	$
Net cash provided by operating activities	65.7	97.9	(32.2)
Net cash used by investing activities	(5.1)	(5.4)	0.3
Net cash used by financing activities	(21.3)	(8.3)	(13.0)

Cash flows provided by operating activities decreased $42.9 million from $48.9 million for the three-month period ended June 30, 2009, to $6.0 million for the three-month period ended June 30, 2010. Cash flows provided by operating activities decreased $32.2 million from $97.9 million for the nine-month period ended June 30, 2009, to $65.7 million for the nine-month period ended June 30, 2010. The decreases in net cash provided by operating activities are mainly due to the decrease in accounts payable of $18.1 million during the three-month period ended June 30, 2010, and $17.6 million during the nine-month period ended June 30, 2010, compared to the corresponding period of the preceding fiscal year, combined with a decrease in net product sales of $20.4 million during the three-month period ended June 30, 2010, and $17.1 million during the nine-month period ended June 30, 2010 (net of the additional provision in product returns related to the unapproved PEPs event), compared to the corresponding period of the preceding fiscal year.

Cash flows used by investing activities decreased by $0.9 million from $2.5 million of cash used in the three-month period ended Jun 30, 2009, to $1.6 million of cash used in the three-month period ended June 30, 2010.  Cash flows used by investing activities decreased by $0.3 million from $5.4 million of cash used in the nine-month period ended June 30, 2009, to $5.1 million of cash used in the nine-month period ended June 30, 2010.

Cash flows used by financing activities decreased $3.9 million from $3.9 million of cash used in the three-month period ended June 30, 2009, to $0.0 million. Cash flows used by financing activities increased $13.0 million from $8.3 million of cash used in the nine-month period ended Jun 30, 2009, to $21.3 million of cash used in the nine-month period ended June 30, 2010. The increase in cash used by financing activities in the nine-month period ended June 30, 2010, is mainly due to the prepayment of $17.6 million of outstanding term-loans, based on the annual excess cash flow requirements for the fiscal year 2009, as defined in the credit agreement.

Significant Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, applied on a consistent basis. Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Therefore, a change in the facts and circumstances of an underlying transaction could significantly change the application of our accounting policies to that transaction, which could have an effect on our financial statements. The policies that management believes are critical and require the use of complex judgment in their application are discussed below.

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

The charges that we have recorded as a result of having ceased distribution of our PEPs also reflect many subjective estimates that were required to be made by management. These estimates include:

a)	The quantity and expiration dates of PEPs inventory in the distribution channel;
b)	Short-term prescription demand during the period of time where the products will continue to be available at the pharmacy-level;
c)	Assumptions regarding the probability of obtaining an eventual NDA approval for our PEPs and the time required for such approval;
d)	Assumptions regarding market share growth after an eventual re-launch of our PEPs; and
e)	Other factors

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

The following table summarizes the activity in the accounts related to revenue reductions:

(in millions of U.S. dollars)	Product returns	Contract rebates	Charge- backs	DSA fees	Discounts and other	Total
	$	$	$	$	$	$
Balance as at September 30, 2009	17.2	9.8	9.0	1.0	0.7	37.7
Provisions	6.1	32.6	32.7	4.7	6.7	82.8
Settlements	(10.4)	(30.9)	(32.2)	(4.6)	(7.0)	(85.1)
Provisions related to the unapproved PEPs event	23.4	-	-	-	-	23.4
Settlements related to the unapproved PEPs event	(4.7)	-	-	-	-	(4.7)
Balance as at June 30, 2010	31.6	11.5	9.5	1.1	0.4	54.1

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

The accrued liabilities include reserves of $31.6 million as at June 30, 2010, and $17.2 million as at September 30, 2009, for estimated product returns.

As at June 30, 2010, the product return reserve was increased by $18.7 million, net of settlement of $4.7 million, due to the unapproved PEPs event, which represent the management’s estimates of the balance of ULTRASE® MT and VIOKASE® inventory in the distribution channel.  Due to the subjectivity of this estimate, we prepared various sensitivity analyses to ensure our final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of ULTRASE® MT and VIOKASE® inventory in the distribution channel would have resulted in a change in the return reserve of approximately $2.5 million.

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

Accrued liabilities include reserves of $11.5 million and $9.5 million as at June 30, 2010, and $9.8 million and $9.0 million as at September 30, 2009, respectively, for estimated contract rebates and chargebacks.

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

The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2009, to June 30, 2010:

(in millions of U.S. dollars)	Intangible assets	Goodwill
	$	$
Balance as at September 30, 2009	421.3	165.8
Depreciation and amortization	(39.6)	-
Impairment of intangible assets and goodwill due to the unapproved PEPs event	(15.8)	(91.4)
Foreign exchange translation adjustment	(11.1)	(2.0)
Balance as at June 30, 2010	354.8	72.4

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

Changes in Accounting Standards

See Note 3 to our condensed consolidated financial statements in Item 1 of Part 1 for a description of recently issued accounting standards, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which is incorporated herein by reference. As of June 30, 2010, our exposure to market risk has not changed materially since September 30, 2009.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which could materially affect our business, financial condition and future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

RISKS RELATED TO OUR BUSINESS

Some of our key products face competition from generic products.

Some of our key products, including products from our URSO® and CANASA® lines, currently face competition from generic or unbranded products (such as ACTIGALL™, its generics and the launched generic in the case of URSO® and other rectal dosage forms of mesalamine in the case of CANASA®). Third-party payors and pharmacists can substitute generic for our products even if physicians prescribe our products by name. Particularly in the U.S., government agencies and third-party payors often put pressure on patients to purchase generic products instead of brand-name products as a way to reduce health-care costs.

Products which are no longer protected by marketing exclusivity or patent are subject to generic competition.  For example, in a recent public filing K-V Pharmaceutical Company announced the sale of certain intellectual property and other assets related to its Abbreviated New Drug Application, submitted with the U.S. Food and Drug Administration for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, the active pharmaceutical ingredient in our CARAFATE® and SULCRATE® products. We do not have any information on the status of this ANDA.

In a July 2010 posting on clinicaltrial.gov, Sandoz Inc. disclosed that it had initiated in June 2010 a clinical trial to establish therapeutic equivalence of a 1,000 mg rectal mesalamine suppository product to CANASA® rectal suppositories, in the treatment of mild to moderate ulcerative proctitis. The disclosure states that the trial is conducted in India and has an estimated duration of 18 months.

Cadila Healthcare Inc. also recently disclosed that it is going to conduct a similar clinical study in India to establish therapeutic equivalence of a 1,000 mg rectal mesalamine suppository product to CANASA®.

Generic competition against any of our products could potentially lower prices and unit sales and could therefore have a material adverse effect on our results of operations and financial condition.

RISKS RELATED TO OUR PANCREATIC ENZYME PRODUCTS (PEPs)

We have taken steps to cease distribution of ULTRASE® MT and VIOKASE® in response to regulatory requirements and will require FDA approval before resuming sales of these products.

Existing products to treat exocrine pancreatic insufficiency have been marketed in the U.S. since before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, until recently, there had been marketed PEPs that had not been approved by the FDA, including ULTRASE® MT and VIOKASE®. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products until April 28, 2010 for those companies that (a) were marketing unapproved pancreatic enzyme products as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) continued diligent pursuit of regulatory approval.

Because we did not receive FDA approval of the NDAs we submitted for both ULTRASE® MT and VIOKASE® by the FDA’s April 28, 2010 deadline, we ceased distribution of both these products, effective April 28, 2010.  We reported net sales of $75.9 million, $58.6 million and $47.5 million for ULTRASE® MT in fiscal 2009, 2008, and 2007, respectively, and $37.6 million for the nine-month period ended June 30, 2010. We reported net sales of $22.7 million, $15.1 million and $11.2 million for VIOKASE® in fiscal 2009, 2008, and 2007, respectively, and $15.4 million for the nine-month period ended June 30, 2010.  Total nine-month net sales for these two products, which amounted to $53.0 million, are net of the additional reserve of $23.4 million taken due to the effect of the unapproved PEPs event. We expect our revenue and cash generated by operations to be adversely affected by our ceasing distribution of these products.

On May 5th, 2010, the FDA issued an additional complete response letter with respect to our NDA for ULTRASE® MT for the treatment of exocrine pancreatic insufficiency.  This letter requires that deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient of ULTRASE® MT be addressed before approval can be granted.  We responded to this complete response letter and on June 11, 2010, the FDA accepted our filing and confirmed a November 28, 2010 Prescription Drug User Fee Act, or PDUFA, date for our ULTRASE® MT NDA.

The submission of our rolling NDA for VIOKASE® was completed in the first quarter of fiscal 2010 and the PDUFA date for our NDA for VIOKASE® was August 30, 2010. We have recently received feedback from the FDA regarding the timeline to review the VIOKASE® NDA. The FDA has indicated that the review is progressing and has postponed the PDUFA date to November 30, 2010.  We use the same manufacturer of active pharmaceutical ingredient as ULTRASE® MT for VIOKASE®. Our revenues and results of operations will be adversely affected unless we are able to receive regulatory approval to market these two products, and we cannot provide any assurances as to the receipt of this regulatory approval or the timing of such approval.  In addition, delays in receiving regulatory approval will likely permit our competitors to gain market share in patients using these products, and we expect to face increased competition with respect to these products in the event we receive approval. As reported by a widely accepted provider of information services specializing in medical research information, subsequent to ceasing distribution of ULTRASE® MT and VIOKASE® in the U.S., market shares declined 41% and 52% respectively (June 2010 data).

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

AXCAN INTERMEDIATE HOLDINGS INC.

Date: August 11, 2010	BY:	/s/ Steve Gannon
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.