Form 10-K
Axcan Intermediate Holdings Inc.
filed 2010-12-17
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
     Yes ☑       No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes       No ☑ Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes       No (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time).
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes       No ☑
     As of March 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for any of the common stock of the registrant and therefore, an aggregate market value of common stock of the registrant based on sales or bid and asked prices is not determinable. As of December 16, 2010, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Axcan MidCo Inc.
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
•	delays in obtaining, or a failure to obtain and maintain, regulatory approval for our product candidates, including, but not limited to, our pancreatic enzyme products in the United States;

•	our ability to successfully regain market share for our pancreatic enzyme products in the United States;

•	our ability to market, commercialize and achieve market acceptance for any of the products that we are developing, commercializing or may develop or commercialize in the future, including the growth, establishment or acquisition of specialty sales, marketing and distribution capabilities to commercialize products;

•	the expected timing, costs, progress or success of any of our preclinical and clinical development programs, regulatory approvals, or commercialization efforts;

•	our ability to continue to successfully manufacture and commercialize our existing products;

•	the potential advantages of our products or product candidates over other existing or potential products;

•	our ability to enter into any new co-development or licensing agreements or to maintain any existing co-development or licensing agreements with respect to our product candidates or products;

•	our ability to effectively maintain existing licensing relationships and establish new licensing relationships;

•	the expense, time and uncertainty involved in the development of our product candidates, some or all of which may never reach the regulatory approval stage;

•	our reliance on collaboration partners and licensees, to obtain and maintain regulatory approval for certain of our products and product candidates and to manufacture and commercialize such products;

•	our ability to compete in the pharmaceutical industry against other branded or generic products;

•	our ability to obtain reimbursement for the products we commercialize;

•	our ability to protect our intellectual property and know-how and operate our business without infringing the intellectual property rights or regulatory exclusivity of others;

•	a loss of rights to develop and commercialize our products under our license and sublicense agreements;

•	a loss of any of our key scientists or management personnel;

•	our estimates of market sizes and anticipated uses of our product candidates;

•	our estimates of future performance; and

•	our estimates regarding anticipated future revenue, expenses, operating losses, capital requirements and our needs for additional financing.
     When used in this document, the words “anticipate”, “believe”, “intend”, “estimate”, “project”, “forecast”, “plan”, “potential”, “will”, “may”, “should” and “expect” reflect forward-looking statements. Such statements reflect our current views and assumptions and all forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from expectations. The factors that could affect our future financial results are discussed more fully under” Item 1A. — Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission, referred to herein as the SEC. We caution readers of this Annual Report on Form 10-K, also referred to herein as the Annual Report, not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.
CANASA, CARAFATE, CITRAFLEET, DELURSAN, FLEET PHOSPHO SODA, LACTEOL, PANZYTRAT, PHOTOFRIN, PHOTOBARR, PYLERA, SALOFALK, SULCRATE, ULTRASE, URSO/URSO 250, URSO FORTE, URSO DS and VIOKASE are trademarks or registered trademarks owned or used under license by Axcan Pharma Inc. and/or its affiliated companies.

PART I
ITEM 1. BUSINESS
     Axcan Intermediate Holdings Inc., a Delaware corporation, is a leading specialty pharmaceutical company concentrating in the field of gastroenterology, with operations in the United States (U.S.), Canada and the European Union (EU).
     Our website address is www.axcan.com. Information on our website is not incorporated herein by reference. Our reports filed with the Securities and Exchange Commission, or SEC, are available free of charge on the SEC’s website, http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports may also be accessed through, the “Investor Relations” section of the Company’s website as soon as reasonably practicable after we file or furnishe such material with or to the SEC. In addition, copies of these reports will be made available free of charge, upon written request to Isabelle Adjahi, Senior Director, Investor Relations and Communications, Axcan Pharma, 597 Laurier Blvd., Mont-Saint-Hilaire, Quebec, Canada J3H 6C4. Axcan Intermediate Holdings Inc.’s corporate office is located at 22 Inverness Center Parkway, Suite 310, Birmingham, AL 35242.
     Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we”, “our”, “us”, the “Company”, “AIH” and “Axcan” means Axcan Intermediate Holdings Inc. and all of its subsidiaries.
Overview
     Axcan is a specialty pharmaceutical company focused on marketing and selling pharmaceutical products used in the treatment of a variety of gastrointestinal, or GI, diseases and disorders, which are those affecting the digestive tract. Our vision is to become the reference gastrointestinal company, and we hope to achieve this through our mission: to improve the quality of care and health of patients suffering from gastrointestinal diseases and disorders by providing effective therapies for patients and specialized caregivers.
     In addition to our marketing activities, we carry out research and development activities on products at late stages of development as further described below in the section “Products in Development”. These activities are carried out primarily with respect to products we currently market in connection with lifecycle management initiatives, as well as product candidates in late stage of development that we acquired or licensed from third parties. Our focus on products in late-stage development enables us to reduce risks and expenses typically associated with new drug development.
Subsequent Event
     On December 1, 2010, Axcan Holdings Inc. (“Axcan Holdings”), our indirect parent, and Axcan Pharma Holding B.V. (“Axcan Pharma”), our subsidiary, announced that they had entered into a definitive agreement with Eurand N.V. (“Eurand”), a global specialty pharmaceutical company with headquarters in the Netherlands, under which Axcan Holdings will acquire all of the outstanding shares of Eurand for $12.00 per share in cash, resulting in a purchase price of approximately $583 million. The transaction is subject to a condition that a minimum of 80% of Eurand shares be tendered, as well as receipt of antitrust approval. We have secured committed debt financing from BofA Merrill Lynch, Barclays Capital, RBC Capital Markets and HSBC Securities (USA) for the transaction.
INDUSTRY AND COMPANY
Industry Overview
     Gastrointestinal disorders are quite diverse affecting not only the GI tract but also different parts of the alimentary tract such as the pancreas, oropharynx, the liver and biliary systems and the alimentary canal. Disorders of the gastrointestinal tract are fairly common and occur in people of all ages. Causes of these disorders vary and could include genetic anomalies, the effect of certain toxins and drugs, infections, cancer and often unknown causes. GI disorders take up a significant share of the disease burden in developed economies and the gravity of the problem is further accentuated by the difficulty that they pose in effective management. The GI tract therapeutic area consists of some indications that can be treated through pharmacologic interventions, though significant unmet needs still exist, particularly for indications such as irritable bowel syndrome (IBS), Crohn’s disease (CD) and ulcerative colitis (UC).
     According to a report entitled “The Gastrointestinal Market Outlook To 2014: Market Dynamics, Competitive Landscape, Emerging Therapies” (published by Business Insights, December 2009 and retrieved from Research and Markets, a leading source for international market research and market data), the gastrointestinal market was valued at $49.9 billion in 2008 and U.S. took the largest share of this market (37.8%) with sales amounting to $18.8 billion.
     According to a report entitled “Opportunities & Challenges in Digestive Diseases Research” (U.S. Department of Health and Human Services, National Institutes of Health — March 2009), at least 60 to 70 million Americans are affected each year by digestive diseases, placing a burden on society that exceeds $100 billion in direct medical costs in the U.S. Annually, in the U.S., about 14 million hospitalizations —10% of the total— and 15% of all in-patient hospital procedures are attributed to treatment of digestive diseases. In addition, in the U.S., 105 million visits to doctors’ offices occur each year for digestive diseases, frequently in response to symptoms such as abdominal pain, diarrhea, vomiting or nausea. Prescription drugs for the treatment of certain digestive diseases such as gastroesophageal reflux disease (GERD) rank among the most commonly used pharmaceutical drugs in the U.S. Even more worrying, digestive diseases are associated with significant mortality, morbidity and loss of quality of life. Digestive diseases, including cancer, are named as a primary cause of approximately 236,000 deaths in the U.S. each year. Moreover, digestive disorders, even conditions that are not immediately life-threatening, can severely affect patients’ quality of life and cause significant disability even for conditions that are not immediately life-threatening. Debilitating symptoms—such as chronic pain, discomfort, bloating, diarrhea, constipation, and incontinence, not to mention social stigma or embarrassment associated with many GI disorders can affect patients’ ability to work or engage in daily activities. Collectively, these diseases account for over $44 billion in indirect costs associated with disability and mortality each year in the U.S.
Competitive Strengths
     We believe we have a number of competitive strengths that will enable us to further enhance our position in the gastroenterology market.
     Diversified Portfolio of Branded Products. We currently market branded products in various product categories that treat a broad range of GI diseases and disorders. During fiscal year 2010, two product lines contributed 47% of our revenues, but no single product line accounted for more than 25% of our revenues. Our portfolio of products is also geographically diverse, with approximately 28% of our revenues being generated from sales outside the U.S. in fiscal year 2010.
     Leading Competitive Positions in Attractive Gastroenterology Markets. We have a strong track record of leveraging a product line’s unique market position to drive performance. CANASA and CARAFATE are our main products in the U.S.; CANASA is used to treat ulcerative proctitis and colitis and accounted for 66.0% of the U.S. market for rectally-administered mesalamine products in terms of sales in fiscal year 2010; CARAFATE is the only branded suspension-form sucralfate product in its market in the U.S. It accounted for 45.8% of the U.S. market sales for sucralfate products in fiscal year 2010. We believe that certain of our products are often the first line of treatment prescribed by physicians for these diseases and disorders. Additionally, many of the GI diseases and disorders that our products are used to treat are chronic, and as a result, we believe that physicians tend to be reluctant to change a patient’s treatment program once the patient has been treated with and becomes accustomed to a particular product. As a result, we believe that our products experience a high degree of patient loyalty, allowing us to maintain leading competitive positions in the markets in which we participate.
     Non-Patent Hurdles to Entry. Despite having no long-term patent protection, we believe that our core product lines benefit from a variety of regulatory, clinical, sourcing and manufacturing hurdles to entry, including, depending upon the product line and the product, the requirement to conduct clinical trials, availability of various forms of regulatory exclusivity and the know-how required to manufacture certain dosage forms. We believe that these hurdles make it more difficult for generic competitors to introduce and market generic versions of certain of our products, including products from our CANASA, CARAFATE, ULTRASE MT and VIOKASE product lines. See “Item 1A. Risk Factors—Risks Related to Our Business.”
     Focused Sales Force with Market-Leading Performance. By focusing on establishing strong relationships with gastroenterologists, hepatologists and cystic fibrosis centers, we are able to effectively penetrate the gastroenterology market. As of September 30, 2010, our sales force numbers 168 representatives, located in the U.S., Canada and in the EU (including a contracted sales force in Germany devoted exclusively to selling our products and one sales representative in the U.K).
     Consistently High Free Cash Flow Generation. Historically, our business is characterized by strong free cash flows due to our robust operating history and minimal capital intensity. In addition, our capital expenditure requirements have historically been minimal, providing for strong free-cash-flow conversion. Over the last five fiscal years, we have generated cumulative free cash flow of approximately $367.8 million. For information regarding the risks we and our business face, please see “Item 1A. Risk Factors.”
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
     Experienced and Dedicated Management Team. We have a highly experienced management team at both the corporate and operational levels. Our team is led by President and Chief Executive Officer Frank Verwiel, M.D., formerly of Merck & Co., Inc., who has over 20 years’ experience in the health-care industry. Dr. Verwiel joined Axcan Pharma as President and CEO in July 2005. David Mims, formerly with Scandipharm, Inc., is our Executive Vice President and Chief Operating Officer. He joined Axcan Pharma in that capacity in February 2000, when we acquired Scandipharm, Inc. Mr. Mims has more 20 years of experience in the health-care industry. Steve Gannon, our Senior Vice President and Chief Financial Officer, joined Axcan Pharma in that capacity in April 2006, having previously served as CFO of CryoCath Technologies Inc. and held various senior financial positions at AstraZeneca and Mallinckrodt over the past 20 years. Dr. Alexandre LeBeaut rejoined us as Senior Vice President and Chief Scientific Officer in September 2008 after holding the same position with Axcan Pharma from May 2006 to February 2007 and various other executive positions in the pharmaceutical industry, including Vice President, Medical Units, U.S. Medical Affairs of Sanofi-Aventis Pharmaceuticals. Dr. LeBeaut has more than 20 years of experience in the health-care industry. Nicholas Franco joined Axcan Pharma as Senior Vice President, International Commercial Operations, in July 2007, having held various management positions at Novartis Pharma AG, including President of the Global Ophthalmic Business Unit and Global Head of the Neuroscience Business Franchise. Mr. Franco has more than 20 years of experience in the health-care industry. Theresa Stevens joined Axcan Intermediate Holdings as Senior Vice President, Business Development, in June 2009, having previously held a number of executive positions at Novartis

Pharmaceuticals as Executive Committee member and Vice President, U.S. Business Development and Licensing, Life Cycle Management and Generics-Brands Strategies. Ms. Stevens has more than 25 years of experience in the health-care industry. Richard DeVleeschouwer has been our Senior Vice President, Human Resources, since March 2010, having served a number of senior human resources roles at Schering-Plough, Pharmacia and Monsanto. Mr. DeVleeschouwer has more than 23 years of experience as a Human Resources professional and more than 14 years of experience in the health-care industry. Richard Tarte, formerly a partner with the law firm of Coudert Brothers, joined Axcan Pharma as Vice President, Corporate Devel8opment, and General Counsel in 2001. Mr. Tarte has more than 10 years of experience in the health-care industry.
Business Strategy
     We intend to enhance our position as the leading specialty pharmaceutical company concentrating in the field of gastroenterology by pursuing the following strategic initiatives:
     Grow Sales of Existing Products. We call on a targeted group of prescribing physicians to build strong professional relationships. We also seek to leverage the unique value of our product lines to drive performance by means of physician and caregiver programs and dialogue with payors that help to differentiate Axcan from the competition and position our products as the drugs of choice for many patients. As a result, our products are often the first line of treatment prescribed by physicians. We seek to leverage this strong position as well as the high degree of patient loyalty to our products to maintain our lead in the markets in which we compete.
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
     Selectively Acquire or In-License Complementary Products. We plan to acquire or in-license new products that complement the strategic focus of our existing product portfolio. Thanks to our long-lasting presence, reputation, core knowledge of GI markets, R&D expertise, multinational sales and marketing teams, market access and top-tier sales force, we are a preferred partner for companies looking to sell or out-license their specialty products. Our experienced business development team uses a rigorous and disciplined approach to ensure that the product lines we acquire fit strategically within our portfolio. In recent years, we have successfully grown a number of product lines that we acquired or developed to become leaders in their markets.
     Pursue Growth Opportunities Through Developing Pipeline. We continue to invest in R&D to develop the next generation of products to address unmet medical needs in the gastroenterology market. Our internal development efforts focus primarily on clinical development, which includes life-cycle management and medical market access initiatives. Our objective is to contribute in establishing a valid value proposition for all our products across their life-cycle.
     Expand Internationally. Our current infrastructures in the U.S., the EU and Canada form the basis of our efforts to expand internationally by increasing our R&D and sales and marketing footprint worldwide. We intend to continue to increase the geographic presence of our products through our network of third-party distributors or strategic alliances with local partners.
Products
     We focus on the field of gastroenterology. Our current product portfolio includes a number of pharmaceuticals products for the treatment of a range of GI diseases and disorders such as inflammatory bowel disease, cholestatic liver diseases, pancreatic insufficiency, and gastric and duodenal ulcers.
     The majority of our product sales are generated in the U.S., the EU and Canada. However, many of our products have been commercialized in export markets through licensing and distribution agreements with local marketing partners.
     We also have various products in development. A discussion of these projects and the regulatory process follows under the headings “Products in Development” and “Government Regulation.”
     Most of our products that we market do not benefit from any patent protection. We believe, however, that certain of our products benefit from other hurdles to the entry of competitors or generics. Our products nevertheless remain subject to brand competition and generic product entry. Competition from generic products which are typically sold at a significant discount from branded products could significantly and negatively affect our revenues. As of September 30, 2010, our main product lines are CANASA, CARAFATE, URSO 250 / URSO FORTE and PYLERA in the U.S., SALOFALK in Canada, and DELURSAN, PANZYTRAT and LACTEOL in the EU.
     Our main product lines, their sales, patent/regulatory protection and certain other hurdles to entry are discussed below.

Mesalamine
CANASA
     CANASA, a 1,000mg mesalamine suppository sold in the U.S., is indicated for the treatment of distal ulcerative proctitis, an inflammatory bowel disease. CANASA is currently the only FDA-approved mesalamine suppository available in the U.S.
     We reported net sales of $80.9 million, $84.7 million and $72.1 million for CANASA in fiscal years 2010, 2009 and 2008, respectively. The decline in sales in fiscal year 2010 as compared to fiscal year 2009 resulted from temporary changes in wholesaler shipping patterns experienced in fiscal year 2010, as well as increased promotional activity by Shire US Inc., following the launch of LIALDA®, a new oral mesalamine products in the U.S. market that was partially offset by price increases announced during fiscal year 2009.
     CANASA competes directly with topical corticosteroids available in the form of enemas and suppositories, as well as mesalamine enemas. In the U.S., CANASA primarily competes with ROWASA® enemas sold by MEDA AB and with various generic mesalamine enemas. It also indirectly competes with oral mesalamine products such as ASACOL® (Warner Chilcott Company, LLC), PENTASA® and LIALDA® (Shire US Inc.), or APRISO™ and COLAZAL® (Salix Pharmaceuticals, Inc.).
     CANASA does not have any patent protection in the U.S. On November 5, 2007, clinical investigation exclusivity previously granted pursuant to the Hatch-Waxman Act, covering a change in the formulation of this drug from a 500 mg formulation to a 1,000 mg suppository formulation, expired. As a result, if a generic mesalamine suppository were to be launched, it could have a significant negative impact on sales of CANASA in the U.S.
     In June 2007, the FDA published draft guidance on the requirements it expects manufacturers seeking approval of a mesalamine suppository to meet in order to obtain approval of mesalamine suppositories. This draft guidance specifies that a request for regulatory approval of a mesalamine suppository product must be supported by placebo and reference-drug controlled clinical studies with clinical endpoints demonstrating safety and effectiveness in patients with ulcerative proctitis. We cannot provide assurances that the FDA requirements reflected in this draft guidance will be applied by the FDA or will be formally adopted in their current form.
     In a July 2010 posting on clinicaltrial.gov that was updated in November 2010, Sandoz Inc. disclosed that it had initiated in June 2010 a clinical trial to establish therapeutic equivalence of a 1,000 mg rectal mesalamine suppository product to CANASA rectal suppositories, for the treatment of mild to moderate ulcerative proctitis. The disclosure states that the trial is being conducted in India and has an estimated duration of 18 months. Cadila Healthcare Inc. also recently disclosed that it is conducting a similar clinical study in India to establish therapeutic equivalence of a 1,000 mg rectal mesalamine suppository product to CANASA.
     As a result, if another mesalamine suppository was to be launched, it could have a significant negative impact on sales of CANASA in the U.S. See “Item 1A. Risk Factors — Risks Related to Our Business.”
SALOFALK
     SALOFALK is a mesalamine-based product line (tablets, suspensions and suppositories) that we sell in Canada for the treatment of certain inflammatory bowel diseases, such as ulcerative colitis, ulcerative proctitis and Crohn’s disease.
     We reported net sales of $19.8 million, $19.0 million and $21.0 million for SALOFALK in fiscal years 2010, 2009 and 2008, respectively. The decline in sales in fiscal years 2010 and 2009 as compared to fiscal year 2008 resulted from the negative impact of currency fluctuations compared to the preceding fiscal year (fiscal 2009 as compared to fiscal 2008), as the value of the Canadian dollar depreciated against the U.S. dollar by 17.0%. SALOFALK sales were also negatively impacted by the launch of new competitive products in the market.
     In Canada, SALOFALK competes with several products containing mesalamine in controlled-release tablets or capsules, including ASACOL™ (Warner Chilcott Company, LLC), DIPENTUM™ (UCB Pharma, Inc.) and MEZAVANT® (Shire plc). Generics versions of the tablet and suspension formulations are also available on the market.
     SALOFALK has no patent protection, or regulatory exclusivity.
Sucralfate
CARAFATE and SULCRATE
     Our CARAFATE and SULCRATE product lines are indicated for the treatment of gastric and duodenal ulcers.
     CARAFATE is sold in the U.S. as oral tablets and an oral suspension and SULCRATE as an oral suspension in Canada. Neither formulation is actively promoted. Both product lines compete primarily against generic sucralfate tablets.
     We reported combined net sales of $86.5 million, $68.5 million and $52.5 million for CARAFATE and SULCRATE in fiscal years 2010, 2009 and 2008, respectively. The increase in sales from fiscal year 2009 to fiscal year 2010 mainly resulted from an increase in prescription volumes and from price increases announced during fiscal year 2009.

     Neither CARAFATE nor SULCRATE have any patent protection or regulatory exclusivity in its respective market. Patent protection for CARAFATE lapsed in fiscal year 2001.
     We are not aware of any generic versions of CARAFATE and SULCRATE oral suspension that are commercially available in the U.S. or Canada. However, in a recent public filing K-V Pharmaceutical Company announced the sale of certain intellectual property and other assets related to its Abbreviated New Drug Application, or ANDA, submitted with the U.S. Food and Drug Administration for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, the active pharmaceutical ingredient in our CARAFATE product. We do not have any information on the status of this ANDA. If a generic version of CARAFATE was to be launched, it could have a significant negative impact on sales of CARAFATE oral suspension in the U.S.
Ursodiol
URSO 250 and URSO FORTE (U.S.)
     In the U.S., we market URSO 250, a 250-mg ursodiol tablet and URSO FORTE, a 500-mg ursodiol tablet for the treatment of Primary Biliary Cirrhosis, or PBC, a chronic liver disease.
     We reported net sales of $18.7 million, $50.0 million and $67.0 million for URSO 250/ URSO FORTE in the U.S. in fiscal years 2010, 2009 and 2008, respectively. The decrease in sales in fiscal years 2010 and 2009 as compared to fiscal year 2008 resulted from the entry of generic versions of URSO 250 and URSO FORTE on the U.S. market, following approval by the Office of Generic Drugs on May 13, 2009. This decrease was partially offset by price increases announced on our URSO 250 and URSO FORTE branded products, and by sales generated from the launch of an authorized generic version of our ursodiol products. On July 2, 2009, we announced that we had entered into an agreement with Prasco Laboratories under which Prasco markets and sells an authorized generic of URSO 250 and URSO FORTE in the U.S. Despite measures taken to defend our URSO franchise in this market, we expect future sales to continue to decline.
URSO and URSO DS (Canada)
     In Canada, we market URSO, a 250-mg ursodiol tablet and URSO DS, a 500-mg ursodiol tablet for the treatment of cholestatic liver diseases, which include PBC and primary sclerosing cholangitis (PSC). URSO and URSO DS were covered by a patent relating to the use of ursodiol for the treatment of PBC in Canada, which was to expire in 2010. However, in 2006, the generic product manufacturer, Pharmascience Inc., successfully challenged the validity of this patent under Health Canada’s Notice of Compliance Regulation procedures. In May 2006, generic versions of URSO and URSO DS received approval for sale in Canada and were launched in fiscal year 2007. The launch of these generic products has had a negative impact on sales of URSO and URSO DS since fiscal year 2007.
     We reported net sales of $2.5 million, $3.0 million and $3.9 million for URSO/URSO DS in Canada for fiscal years 2010, 2009 and 2008, respectively.
     URSO and URSO DS do not benefit from any other patent protection or other form of regulatory exclusivity in Canada.
DELURSAN
     DELURSAN, is 250mg ursodiol tablet marketed in France and indicated for the treatment of cholestatic liver diseases, including PBC, PSC and liver disorders related to cystic fibrosis.
     We reported net sales of $23.4 million, $20.8 million and $21.4 million for DELURSAN, in fiscal years 2010, 2009 and 2008, respectively. The decline in sales in fiscal year 2009 as compared to fiscal year 2008 resulted from the negative impact of currency fluctuations compared to the preceding fiscal year, as the value of the euro depreciated against the U.S. dollar by 11.6%. In local currency, net sales of DELURSAN, were €17.3 million, €15.4 million and €14.2 million in fiscal years 2010, 2009 and 2008, respectively.
     DELURSAN, mainly competes with URSOLVAN® (Sanofi-Aventis S.A.). However, we expect another competing product to be launched in France by the end of calendar year 2011. An additional request for marketing approval was submitted by another competitor for an ursodiol product, based on well-established use. Under this procedure, a company can submit for approval a product similar to one that is already marketed by submitting evidence of therapeutic efficacy based on published literature.
     DELURSAN, does not have any patent protection or any regulatory exclusivity in France. As a result, if another ursodiol product is launched, it could have a significant negative impact on sales of DELURSAN, in France. See “Item 1A. Risk Factors — Risks Related to Our Business.”
Helicobacter pylori eradication
PYLERA
     Since May 2007, we have been marketing as PYLERA a three-in-one capsule therapy for the eradication of Helicobacter pylori, a bacterium recognized as being the main cause of gastric and duodenal ulcers.

     We reported net sales of $10.5 million, $8.2 million and $6.6 million for PYLERA in fiscal years 2010, 2009 and 2008, respectively.
     Other pre-packaged products (all in blister packs) that compete with PYLERA include HELIDAC® (Prometheus Laboratories Inc.) and PREVPAC® (TAP Pharmaceutical Products Inc.).
     PYLERA is protected by patent claims covering triple and quadruple therapies for Helicobacter pylori eradication. These claims cover the treatment of duodenal ulcer disease (and in some countries reflux esophagitis and gastric ulcer) through the eradication of Helicobacter pylori using a bismuth compound together with two or more antibiotics. The expiry dates of these patents vary depending on the jurisdiction. In the U.S., they expired in March 2010. The double capsule formulation of this product and its use in multiple therapies is also covered by patent in a number of countries. The U.S. patent expires in December 2018. Prior to November 2008, the U.S. patents covering PYLERA’s triple and quadruple therapies for Helicobacter pylori eradication and capsule formulation were not eligible for listing in the FDA’s Orange Book and to benefit from the automatic 30-month stay provisions of the Hatch-Waxman Act. In November 2008, pursuant to the enactment of the Q1 Program Supplemental Funding Act (Q1 Act), the Food, Drug and Cosmetics Act, or FDCA, was amended to permit the Orange Book listing of patents covering products containing antibiotic active ingredients included in an application submitted to FDA for review prior to November 21, 1997 or, “old” antibiotics, which is the case of PYLERA. In December 2008, our patents were submitted for listing in the FDA’s Orange Book. Accordingly, we believe we are eligible to benefit from the automatic stay provisions of the Hatch-Waxman Act for an ANDA submitted subsequent to the date these patents were listed in the Orange Book and which contains a paragraph IV certification. For more details regarding the 30-month stay provisions of the Hatch-Waxman Act, see “Item 1. Business — Government Regulation — U.S. Regulations — Abbreviated New Drug Application”.
Pancreatic Enzyme Products
ULTRASE
     In the U.S., we were marketing as ULTRASE pancreatic enzyme microsphere (ULTRASE MS) and mini-tablet (ULTRASE MT) products, designed to help patients with exocrine pancreatic insufficiency (including pancreatic insufficiency associated with cystic fibrosis) to better digest food.
     We ceased distributing our ULTRASE product lines in the U.S. effective April 28, 2010. This action was taken because we did not receive FDA approval for ULTRASE MT by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products to remain on the market. We also interrupted shipments of ULTRASE MT from the U.S. to Canada and export markets to allow time for the FDA to review our request confirming that applicable export requirements were being met. As of September 30, 2010, this interruption of shipments was still in place.
     We completed the initial submission of our NDA for ULTRASE MT and, in the fourth quarter of fiscal 2008, received a first complete response letter from the FDA. Further to the filing of our response to this letter, we received a second complete response letter from the FDA in the fourth quarter of fiscal 2009. On May 5, 2010 the FDA issued an additional complete response with respect to our NDA for ULTRASE MT. As was the case with prior letters, the FDA requires that deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient of ULTRASE MT be addressed before approval can be granted. We submitted our response to this letter to the FDA that confirmed a November 28, 2010 Prescription Drug User Fee Act, or PDUFA, date for our ULTRASE MT NDA.
     On November 28, 2010, the FDA issued a complete response letter regarding the NDA for ULTRASE MT. The letter requires that unresolved deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient for ULTRASE MT be addressed before approval can be granted. The letter also requires that deficiencies identified in an FDA inspection of such manufacturer must be resolved before the NDA can be approved. We are in ongoing discussions with the FDA and continue to work with the manufacturer of the active pharmaceutical ingredient to address the remaining open issues identified by the FDA, as soon as possible. However, those remaining issues do not require additional clinical studies. See “Item 1A. Risk Factors—Risks Related to Our Pancreatic Enzyme Products.”
     We reported net sales of $37.9 million, $75.9 million and $58.6 million for ULTRASE in fiscal years 2010, 2009 and 2008, respectively. The decrease in sales in fiscal year 2010 as compared to fiscal year 2009 is a result of us ceasing to distribute our ULTRASE product line in the U.S. effective April 28, 2010.
     A number of branded pancreatic enzyme products have been approved and are currently marketed in the United States, including CREON® (Abbott Laboratories), PANCREAZE™ (Ortho-McNeil Pharmaceutical, Inc.) and ZENPEP® (Eurand N.V.).
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
     ULTRASE MT does not currently benefit from patent protection. However, based on the 29th edition of the “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book, published by the FDA in August 2009, CREON®, PANCREAZE™ and ZENPEP® have been granted the status of New Chemical Entity, or NCE, which entitles them to certain market exclusivity protections pursuant to the Hatch-Waxman Act. We believe that, upon approval of its NDA, ULTRASE MT will also be designated as an NCE and will equally benefit from the same market exclusivity provided pursuant to the Hatch-Waxman Act. This would afford ULTRASE MT a measure of protection from new competition in the marketplace, as this exclusivity generally prohibits the FDA from reviewing ANDAs for products containing the same active moiety for a period of five years. Further, in its “Guidance for Industry—Exocrine Pancreatic Insufficiency Drug Products—Submitting NDAs” of April 2006, the FDA has stated that because of their complexity, pancreatic enzyme extract products are not likely to be appropriate for ANDA filings. For more details on NCE data exclusivity, see “Item 1 — Business — Government Regulation — U.S. Regulations — Data Exclusivity”.
VIOKASE
     In the U.S., we were marketing as VIOKASE uncoated immediate release pancreatic enzyme products for the treatment of exocrine pancreatic insufficiency.
     We ceased distributing VIOKASE in the U.S. effective April 28, 2010. This action was taken because we did not receive FDA approval for VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products to remain on the market.
     VIOKASE, although not actively promoted, is still sold in Canada.
     We reported net sales of $15.6 million, $22.7 million and $15.1 million for VIOKASE in fiscal years 2010, 2009 and 2008, respectively. The decrease in sales in fiscal year 2010 as compared to fiscal year 2009 is a result of us ceasing to distribute our VIOKASE product lines in the U.S. effective April 28, 2010.
     The submission of our rolling NDA for VIOKASE was completed in the first quarter of fiscal 2010. At the time we completed this submission we requested a priority review and the FDA advised us in the second quarter of fiscal 2010 that it would not grant a priority review for this NDA. The initial PDUFA date for VIOKASE was August 30, 2010. In August 2010, we received feedback from the FDA regarding the timeline to review the VIOKASE NDA. At that time, the FDA indicated that the review was progressing but postponed the PDUFA date to November 30, 2010 to allow more time to complete their review.
     On November 28, 2010, the FDA issued a complete response letter regarding the NDA for VIOKASE. The letter requires that unresolved deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient for VIOKASE be addressed before approval can be granted. The letter also requires that deficiencies identified in an FDA inspection of such manufacturer must be resolved before the NDA can be approved. We are in ongoing discussions with the FDA and continue to work with the manufacturer of the active pharmaceutical ingredient to address the remaining open issues identified by the FDA, as soon as possible. However, those remaining issues do not require additional clinical studies. See “Item 1A. — Risk Factors -Risks related to our Pancreatic Enzyme Products”.
     VIOKASE does not currently benefit from patent protection. However, we believe that like ULTRASE MT, it will be entitled to receive NCE market exclusivity pursuant to the Hatch-Waxman Act upon NDA approval.
PANZYTRAT
     PANZYTRAT consists of enteric-coated microtablets for use in the treatment of exocrine pancreatic insufficiency and pancreatic enzyme deficiency. PANZYTRAT is marketed in several countries, mainly Germany, the Netherlands and Switzerland, as well as a several Eastern European markets. We reported net sales of $14.8 million, $14.2 million and $16.6 million for PANZYTRAT in fiscal years 2010, 2009 and 2008, respectively. In local currency, net sales of PANZYTRAT, were €10.9 million, €10.6 million and €11.1 million in fiscal years 2010, 2009 and 2008, respectively.
     The main competitor for PANZYTRAT in Germany and the Netherlands is KREON® (Abbott Laboratories). The decline in sales in fiscal years 2010 and 2009 as compared to fiscal year 2008 resulted from the negative impact of currency fluctuations compared to the preceding fiscal year (fiscal year 2009 as compared to fiscal year 2008), as the value of the euro depreciated against the U.S. dollar by 11.6% and from the reduction in sales volumes within export markets.
     PANZYTRAT does not benefit from any patent protection, nor any other form of regulatory exclusivity in the main countries in which it is marketed, namely Germany and the Netherlands.
     On July 7, 2010, we entered into a distribution agreement with PharmaSwiss S.A., for the distribution of PANZYTRAT, in various Central and East European countries.
Other Products
LACTEOL
     LACTEOL is a product containing specific proprietary strains of Lactobacillus LB in a lyophilized powder form. It is available as capsules and powder sachets, and is primarily indicated for the treatment of diarrhea. LACTEOL is mainly sold in France and in 36 export markets.
     We reported net sales of $15.9 million, $16.5 million and $19.0 million for LACTEOL in fiscal years 2010, 2009 and 2008, respectively including $9.5 million, $9.3 million and $11.1 million outside of France. The decline in sales is a result of LACTEOL no longer being reimbursed in Germany, since February 2010. In addition, the decline in sales in fiscal year 2009 as compared to fiscal year 2008 resulted from the negative impact of currency fluctuations compared to the preceding fiscal year, as the value of the euro depreciated against the U.S. dollar by 11.6% and from the reduction in sales volumes within export markets.
     LACTEOL competes with a number of similar products in most markets. As LACTEOL has been marketed for several decades, we believe the brand name LACTEOL constitutes a definite marketing advantage wherever the product is sold.
     LACTEOL has no patent protection or regulatory exclusivity. However, the product is derived from proprietary strains of bacteria for which the source strains are protected by a number of security safeguards, such that access by third parties seeking to reproduce it for competitive or other purposes is limited and controlled.
     On April 6, 2009, we entered into a license agreement with a leading multi-national company (the “Licensee”), whereby we granted the Licensee the right to use the active ingredient contained in LACTEOL to develop and commercialize new food products that will contain this active ingredient. Under the terms of the agreement, the Licensee will have exclusive rights to commercialize these new products. We will continue to own all other rights related to the active ingredient, including the right to use the active ingredient and develop, manufacture and commercialize non-food products, including pharmaceutical products, containing it.
     On April 22, 2010, we entered into an agreement with Norgine Pharmaceuticals for the distribution and promotion of our LACTEOL product line in Australia. Under the terms of the agreement, Norgine Pharmaceuticals obtained exclusive rights to the distribution and promotion of the LACTEOL line of products on the Australian market. Norgine Pharmaceuticals will be responsible for securing regulatory approval and for launching LACTEOL on that market expected to occur during the first half of fiscal year 2011.
PHOTOFRIN/PHOTOBARR
     PHOTOFRIN/PHOTOBARR is a photo-sensitizer approved for use in photodynamic therapy, an innovative medical therapy based on the use of light-activated drugs.
     We market (directly or through distributors) PHOTOFRIN/PHOTOBARR in the U.S., the EU and Canada, as well as in other selected markets. PHOTOFRIN/PHOTOBARR has received regulatory approval in a number of countries, including approval for the treatment of high-grade dysplasia associated with Barrett’s esophagus, obstructing esophageal cancer and non-small-cell lung cancer, as well as certain types of gastric cancers and cervical dysplasia. Our marketing strategy varies based on the indication for which the product is approved and on the availability of the centering catheter required to perform some of the procedures.
     We reported net sales of $3.9 million, $4.2 million and $6.5 million for PHOTOFRIN/PHOTOBARR in fiscal years 2010, 2009 and 2008, respectively. The decline in sales resulted from the continued loss of supply of the balloon centering catheter as it was discontinued. That balloon centering catheter is required for the treatment of high-grade dysplasia associated with Barrett’s esophagus. In addition, the decline in sales in fiscal year 2009 as compared to fiscal year 2008 resulted from the negative impact of currency fluctuations compared to the preceding fiscal year, as the value of the euro depreciated against the U.S. dollar by 11.6%.
     To our knowledge, there are currently no other photo-sensitizers approved as drugs in the U.S., the EU or Canada for the treatment of high-grade dysplasia associated with Barrett’s esophagus, obstructing esophageal cancer and lung cancer, gastric cancer or cervical dysplasia.
     In Germany, PHOTOSAN® (Seehof Laboratories), although not approved, had been marketed as a medical device for use in the treatment of broad oncological applications. However, in a recent ruling, the German Federal Court of Justice ruled in favor of the Axcan and its distributor confirming lower court findings that PHOTOSAN® was a pharmaceutical product and, as a result, did not have the required regulatory approvals to remain on the market. As a result of this judgment, Seehof Laboratories stopped distribution of its product in Germany.
     PHOTOFRIN/PHOTOBARR is covered by a number of patents in various countries, claiming compositions (including product by process claims), methods of use in approved indications and, methods of manufacture, as well as patents for certain devices used in connection with treatment with these products. In the U.S., PHOTOFRIN/PHOTOBARR’s main market, the last of the patents covering this product or devices used in connection with the treatment expires in May 2016.
FLEET PHOSPHO-SODA and CITRAFLEET
     On October 23, 2009, we signed a distribution agreement with Laboratorios Casen-Fleet S.L.U., a Spanish subsidiary of the American company C.B. Fleet. Under the terms of the agreement, we have been granted exclusive distribution rights in France for FLEET PHOSPHO-SODA and CITRAFLEET, two products used for bowel cleansing.
     FLEET PHOSPHO-SODA is an oral sodium phosphate solution product which is used for bowel cleansing prior to colonoscopy and other medical procedures. CITRAFLEET is a powder formulation of sodium picosulfate/magnesium citrate for oral solution indicated for use prior to any diagnostic exploration requiring bowel cleansing, such as a colonoscopy or a radiological examination.
     We started promoting FLEET PHOSPHO-SODA on January 1, 2010 and CITRAFLEET on September 15, 2010. We reported net sales of $2.2 million for FLEET PHOSPHO-SODA and CITRAFLEET in fiscal year 2010.

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
     For the existing portfolio, we seek to enhance product life cycles and extend exclusivity through the staged introduction of product enhancements. These may include (but are not limited to) new indications, improvements in the frequency of administration of drug products, improvements in the convenience of administration, reduction of side effects (improved tolerability) and improved efficacy.
     Our pipeline products are in various stages of development. Despite the reduced risk profile of our pipeline programs (relative to new chemical entities), they do carry potential development risks, and as such, we do not anticipate the commercialization of all of these products. In addition, we routinely review and prioritize our pipeline as new product candidates are added, which can result in the discontinuation or delay in other ongoing development programs which offer, in our estimation, a comparatively less attractive risk/return profile. This is normal practice in the pharmaceutical industry.
     Given that the successful development of any pipeline program is dependent on a number of variables, it is difficult to accurately predict timelines for regulatory approval and thus clinical development expenses. In fiscal year 2010, our R&D expenses were approximately $31.7 million or 8.9% of our total revenue ($36.0 million, or 8.8% of revenue in fiscal year 2009 and $28.1 million, or 7.4% of revenue in fiscal year 2008).
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
Mesalamine
     Our MAX-002 Phase III clinical program, seeking approval of a new patented mesalamine suppository formulation characterized by its smaller size and lower melting temperature, is still ongoing.
     We also have ongoing life cycle management initiatives with respect to our CANASA franchise.
Sucralfate
     We also have ongoing life cycle management initiatives with respect to our CARAFATE franchise.
Ursodiol
URSO
     Non-alcoholic steatohepatitis (NASH) is an advanced form of non-alcoholic fatty liver disease associated with significant morbidity and mortality for which there is no proven effective pharmacological therapy. The prevalence of NASH is difficult to determine. It seems to occur in approximately 3% of the population but may be found in more than 25% of obese persons.
     We have successfully completed a multicentric, double-blind, randomized-controlled trial of high-dose ursodiol in patients suffering from NASH. The study, which was conducted in France, assessed the efficacy and safety of high-dose (25-35 mg/kg/day) ursodiol in NASH patients.
     Results confirmed that high-dose ursodiol is safe and well tolerated in patients with NASH. They also demonstrated a significant and marked biochemical response to high-dose ursodiol. Results of this study were published in the October 2010 edition of the “Journal of Hepatology”.

Helicobacter pylori eradication
PYLERA
     We have submitted our application for required regulatory approval to market, or Marketing Authorization, for PYLERA in major EU markets in fiscal year 2010. This submission was filed using the decentralized procedure process and we expect to get approval in the first market in fiscal year 2011, followed by a launch in the first market during the same year. For a discussion on the decentralized procedure, see “Item 1 — Business — Government Regulation — European Economic Area — Decentralized Procedure”.
Pancreatic Enzyme Products
ULTRASE and VIOKASE
     We ceased distributing our ULTRASE and VIOKASE product lines in the United States effective April 28, 2010. This action was taken because we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products.
     We completed the initial submission of our NDA for ULTRASE MT and, in the fourth quarter of fiscal 2008, received a first complete response letter from the FDA. Further to the filing of our response to this letter, we received a second complete response letter from the FDA in the fourth quarter of fiscal 2009. On May 5, 2010, the FDA issued an additional complete response with respect to our NDA for ULTRASE MT. As was the case with prior letters, the FDA requires that deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient of ULTRASE MT be addressed before approval can be granted. We submitted our response to this letter to the FDA that confirmed a November 28, 2010 Prescription Drug User Fee Act, or PDUFA, date for our ULTRASE MT NDA.
     The submission of our rolling NDA for VIOKASE was completed in the first quarter of fiscal 2010. At the time we completed this submission we requested a priority review and the FDA advised us in the second quarter of fiscal 2010 that it would not grant a priority review for this NDA. The initial PDUFA date for VIOKASE was August 30, 2010. In August 2010, we received feedback from the FDA regarding the timeline to review the VIOKASE NDA. At that time, the FDA indicated that the review was progressing but postponed the PDUFA date to November 30, 2010 to allow more time to complete their review.
     On November 28, 2010, the FDA issued complete response letters regarding the NDAs for ULTRASE MT and VIOKASE. The letters require that unresolved deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient for both ULTRASE MT and VIOKASE be addressed before approval can be granted. The letters also require that deficiencies identified in an FDA inspection of such manufacturer must be resolved before the NDAs can be approved. We are in ongoing discussions with the FDA and continue to work with the manufacturer of the active pharmaceutical ingredient to address the remaining open issues identified by the FDA, as soon as possible. However, those remaining issues do not require additional clinical studies.
     In order to continue to support ULTRASE MT once approved, we have completed a pediatric Phase III clinical program to demonstrate the efficacy of ULTRASE MT in patients aged two to six years old. Once ULTRASE MT is approved, we expect to submit a supplemental NDA to enhance the product’s labeling.
     While we cannot provide any assurances, we expect to ultimately receive regulatory approval for ULTRASE MT and VIOKASE under FDA’s guidance to the industry. See “Item 1A. — Risk Factors -Risks related to our Pancreatic Enzyme Products”.
     PANZYTRAT
     We have initiated a multicenter Phase IV study aimed at assessing and comparing the efficacy of PANZYTRAT 25,000 in the control of steatorrhea in patients with cystic fibrosis who demonstrate pancreatic insufficiency. This study should allow us to better position our product on the markets where it is currently available.
Others
Cx401
     On September 30, 2007, we entered into an exclusive license and development agreement with Cellerix of Spain, for the North American (U.S., Canada and Mexico) rights to Cx401, an innovative biological product in development for the treatment of perianal fistulas. Under the terms of the agreement, Axcan was responsible for the costs of developing and commercializing Cx401 in North America.
     Based on the results of a Phase III study conducted by Cellerix in Europe, we have decided to not pursue the development of this formulation. We are awaiting the results of trials related to a new formulation of this compound to which we have certain rights to develop.
     See “Patents and Trademarks—Cx401” below for more information regarding certain royalty payments we may have to make related to the development of Cx401.

Sales and Marketing
     In the U.S., we sell our products to most major wholesale drug companies and distributors, which in turn distribute our products to chain and independent pharmacies, hospitals and mail-order pharmacies. As of September 30, 2010, we had 97 sales representatives, 11 regional sales managers managed by 2 zone directors and 5 national account managers in our managed markets group, all located in the U.S. This sales team calls on high-volume prescribing gastroenterology physicians, cystic fibrosis centers, as well as third-party payors, clinical pharmacists and formulary administrators. Since the launch of PYLERA, in May 2007, sales representatives have also been visiting general practitioners known to be high-volume prescribers of Helicobacter pylori eradication therapies. Finally, some of our sales representatives are specialized in photodynamic therapy and call on potential and current photodynamic therapy treatment centers.
     In Canada, we sell our products to hospitals and wholesale drug companies, which in turn distribute our products to pharmacies. Our major products are included in most provincial drug benefit formularies. Our products are promoted by our 11 sales representatives and a market access manager, under the supervision of a regional sales manager. They call on gastroenterologists and internal medicine specialists with a particular interest in GI diseases, as well as on colorectal surgeons.
     In France, we sell our products to distributors, which in turn distribute them to wholesale drug companies, which in turn distribute them to pharmacies. As of September 30, 2010, we had 43 sales representatives who, under the supervision of 5 regional sales directors, regularly visit high-volume prescribing physicians to promote our other prescription products. In addition, in Germany, we have an exclusive contracted sales force consisting of 16 sales representatives under the supervision of two regional sales directors and in the United Kingdom, we have 1 sales representative. We also have a partnership agreement with an over-the-counter distributor and marketer to co-promote one of our products in France.
     This international sales structure is complemented by our sponsorship of high-level international medical meetings on topics related to therapeutic areas we focus on, our products and research activities. These events are recognized by leading institutions. In North America, continuing medical education (CME) credits are awarded to attendees. As a consequence, we believe that we are recognized not only as a supplier of quality products, but also as an important link in the continuous medical education process.
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
     The following table sets forth the percentage of total net product sales for each of the last three fiscal years for each of our wholesale customers that accounted for 10% or more of our total net product sales in any of the last three fiscal years.

	For the fiscal years
	ended September 30,
	2010	2009	2008
Customer A	29.9%	30.4%	39.0%
Customer B	28.1%	37.4%	26.6%
Customer C	12.2%	11.7%	10.3%

Total	70.2%	79.5%	75.9%

Competition
     Our business is highly competitive. Competition within the gastroenterology industry is primarily based upon product efficacy, tolerability and convenience, although price competition is an important factor as health-care providers continue to be concerned with costs.
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
Manufacturing and Supply
     While we manufacture LACTEOL at our facility in France and SALOFALK at our facility in Canada, we outsource all aspects of the manufacturing of our other products. Our third-party manufacturers are subject to extensive government regulations. For example, the FDA requires that the drug product be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP. In complying with cGMP regulations, manufacturers must continue to invest time, money and effort in manufacturing and quality control and quality assurance to ensure that their products meet applicable specifications and regulatory requirements. The same applies to our manufacturers outside of the U.S. We intend to continue to outsource the manufacturing and distribution of most of our products for the foreseeable future, and we believe this strategy will enable us to direct our financial resources to product in-licensing and acquisition, product development and sales and marketing.
     With the exception of LACTEOL, we rely on third parties to supply the active pharmaceutical ingredients used in our finished products. Our experts in materials management, sourcing, technical services, quality assurance and regulatory affairs oversee the activities of contract manufacturing organizations and suppliers of active ingredients. We ensure continuity of supply through optimum inventory levels, dual sourcing, where feasible, supplier management and contracts. We usually build up inventory prior to changing manufacturing sites. Supply agreements are in place with most third parties and typically give price protection over the period of the contract; price increases, if any, are usually based on the consumer/producer price index. Contracts typically have three to five-year terms; our current contracts will expire at various dates over the next three to five years.
     We have entered into agreements with third parties to manufacture the finished dosage form of all our marketed products other than LACTEOL and SALOFALK. Depending on the particular arrangement, either we or the third-party manufacturer sources the active pharmaceutical ingredient. We also use third parties to perform analytical testing on our raw materials, active ingredients, finished products and product candidates.
     While we believe there are alternative sources of supply for the active pharmaceutical ingredients and raw materials required for the manufacturing of our products, should any of our current suppliers be unable to meet our business needs, there is possibility we could not be able to qualify these alternative suppliers in a timely manner, or obtain the required materials under favorable terms. For some of our marketed products, the finished dosage manufacturer also packages the product, while for others, we use a separate third-party packaging company.
     Our agreements with suppliers, manufacturers and testing laboratories include, among other, specific supply terms, product specifications, testing and release mechanisms, batch size requirements, price, payment terms, forecast requirements, shipping and quality assurance conditions. Under some of these agreements, we are obligated to purchase all or a specified percentage of our requirements for the product or active pharmaceutical ingredient supplied under the agreement. These agreements generally permit the manufacturer or supplier to pass on to us increases in cost of production or materials.
     With the exception of the manufacturers of ULTRASE, CANASA, and CARAFATE, our manufacturers and suppliers are not prevented from supplying similar product to third parties. Eurand, our supplier of ULTRASE, has agreed to restrictions on its ability to supply any third-party in the U.S., Canada and some Central and South-American countries with certain pancreatic enzyme products. Subject to certain requirements, Eurand is permitted to commercialize its own pancreatic enzyme product line, ZENPEP® as well as an authorized generic version of ZENPEP®, which was launched in the U.S. in 2009.
     Our suppliers of mesalamine and the manufacturer of CANASA have each agreed not to supply similar or same mesalamine active ingredient or mesalamine product to a third-party in the U.S. or Canada.

     Our supplier of CARAFATE has agreed not to supply a suspension formulation of sucralfate, the active pharmaceutical ingredient in CARAFATE, to a third-party in the U.S.
     Our agreements for the manufacturing of certain of our core products expire at various dates over the next three to five years. We believe, but cannot guarantee, that we will be able to renew these agreements under satisfactory terms and conditions as they expire or we shall be able to find suitable alternate suppliers and manufacturers. Should we be unable to renew these agreements under favorable terms and conditions or find suitable alternatives, our business may be adversely affected.
     Manufacturers and suppliers of our products and product candidates are subject to the FDA’s current cGMP requirements and other rules and regulations as prescribed by regulatory authorities outside the U.S., including in Canada and the EU. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements and other applicable regulations and standards.
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
U.S. Regulations
New Drug Application
     We are required by the FDA to comply with new drug application (NDA) procedures for our branded products prior to commencement of marketing. New drug compounds and new formulations for existing drug compounds that cannot be filed as ANDAs are subject to NDA procedures. These procedures include (1) preclinical laboratory and animal toxicology tests; (2) submission of an investigational new drug (IND) application and its required acceptance by FDA before any human clinical trials can commence; (3) adequate and well-controlled replicate human clinical trials to establish the safety and efficacy of a drug for its intended indication; (4) submission of an NDA to the FDA; and (5) FDA approval of an NDA prior to any commercial sale or shipment of the product, including pre-approval and post-approval inspections of its manufacturing and testing facilities.
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
Abbreviated New Drug Application
     When a drug is listed in the Orange Book and when a potential competitor seeks to develop a generic version of such a product, an ANDA may be filed in lieu of an NDA. An ANDA provides for marketing of a drug product that has the same active pharmaceutical ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Under the ANDA procedure, the FDA waives the requirement to submit complete reports of preclinical and clinical studies of safety and efficacy, and instead, requires the submission of bioequivalency data, that is, demonstration that the generic drug produces the same blood levels of drug in the body as its brand-name counterpart, although the FDA may agree or require other means of establishing bioequivalence.
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
Trademarks and Patents
     We believe that trademark protection is an important part of establishing product and brand recognition. We own a number of registered trademarks and trademark applications, including trademarks for all of our key product lines, and have acquired the rights to trademarks for several of our smaller product lines by license. We actively manage our trademark portfolio and maintain trademark registrations in a number of jurisdictions where we sell our products and regularly file applications where we sell or intend to distribute our products. In the U.S., trademark registrations remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce.
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
     A company may also enter into licensing agreements with third-party licensors in order to obtain the right to make, use and sell certain products, thereby gaining access to know-how, trade secrets and patented technology. The value of a license is generally enhanced by the existence of one or more patents. A license gives the licensee access to developed and, in many cases, tested technology and provides the licensee faster and often less expensive entry into the market. Licensing also establishes relationships, which may provide access to additional products or technology or may lead to joint ventures or alliances affording the licensor and the licensee an opportunity to evaluate each other’s products and technology. This is also true, to a lesser extent, for distribution relationships.
     Pursuant to license agreements with third parties, we have acquired rights to manufacture, market and used related know-how, tade secrets and, in certain cases, patented technology for our existing products, as well as many of our development products and technologies. Such agreements typically contain provisions requiring us to use commercially reasonable efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements, and may be cancelled upon our failure to perform our payment or other obligations.
     We further rely and expect to continue to rely upon unpatented proprietary know-how and technological innovation in the development and manufacture of many of our marketed and development products. We also maintain and rely on trade secrets, know-how, product innovations, in-licensed technologies and in-licensing opportunities to develop and maintain our proprietary positions. Our success depends in part on our ability to obtain and maintain proprietary protection for our products and product candidates, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights as we develop products or expand into new territories.
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
     There are currently no issued U.S. patents covering ULTRASE. However, there are three (3) pending patent applications in the U.S. with claims related to pancrelipase products. The patent applications include claims intended to provide market exclusivity for certain technological and commercial aspects of pancrelipase products and their manufacture.
     In addition, based on the 29th edition of the “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book, published by the FDA in August 2009, CREON®, ZENPEP® and PANCREAZE™ have been granted the status of New Chemical Entity, or NCE, which entitles them to certain market exclusivity protections pursuant to the Hatch-Waxman Act. We believe that, upon approval of its NDA, ULTRASE MT will also be designated as an NCE and will equally benefit from the same market exclusivity provided pursuant to the Hatch-Waxman Act. This would afford ULTRASE MT a measure of protection from new competition in the marketplace, as this exclusivity generally prohibits the FDA from reviewing ANDAs for products containing the same active moiety for a period of five years. Further, in its “Guidance for Industry—Exocrine Pancreatic Insufficiency Drug Products—Submitting NDAs” of April 2006, the FDA has stated that because of their complexity, pancreatic enzyme extract products are not likely to be appropriate for ANDA filings. For more details on NCE data exclusivity, see “Item 1 — Business - Government Regulation — U.S. Regulations — Data Exclusivity”.
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
     For the U.S., we licensed the rights to a patent covering the use of ursodiol in the treatment of PBC, which expired on November 19, 2007. On May 13, 2009, the Office of Generic Drugs approved a generic version of our ursodiol tablet products, which was launched by a third-party shortly thereafter. On July 2, 2009, we announced that we had entered into an agreement with Prasco Laboratories under which Prasco will market and sell an authorized generic of URSO 250 and URSO FORTE in the U.S. For Canada, we acquired full ownership of the patent relating to the use of ursodiol for the treatment of PBC, which expired in June 2010. However, in May 2006, the Canadian PBC patent was held to be invalid for the purposes of opposing the issuance of a Notice of Compliance for a generic version of URSO, under proceedings pursuant to the Canadian Patented Medicines (Notice of Compliance) Regulations.
PHOTOFRIN
     In May 2000, we purchased from QLT Inc., or QLT, the trademark PHOTOFRIN for the U.S., Canada and all other countries where it has been registered as a trademark or used in marketing. We also purchased, licensed or sublicensed from QLT, as the case may be, the worldwide rights in and to other assets and intellectual property related to PHOTOFRIN. As part of the transaction, we also acquired a European subsidiary of QLT, which holds the European regulatory approvals for PHOTOFRIN. The last of the patents, which form part of the licensed and acquired assets, expire in 2016 in the U.S. and in 2017 in certain other territories. As part of the acquisition, we agreed to assume QLT’s obligation to pay royalties of up to 5% on net sales of PHOTOFRIN to Health Research Inc., or Health Research, pursuant to arrangements under which we are a sub-licensee of the technology that QLT licensed from Health Research. Pursuant to the terms of the transaction between us and QLT, we have paid to QLT milestone cash payments of CAN$20.0 million (representing the maximum potential aggregate amount of milestone cash payments under the terms of the transaction).

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
PYLERA
     In January 2000, we entered into a worldwide (excluding Australia and New Zealand) licensing agreement (which was amended in November 2000 and August 2001) with Exomed Australia Pty Ltd, Gastro Services Pty Ltd, Ostapat Pty Ltd, and Capability Services Pty Ltd. This agreement, as amended, provided us with exclusive rights in a number of countries, including Canada and the U.S., to a series of patents covering triple and quadruple therapies for Helicobacter pylori eradication. These patents cover the treatment of duodenal ulcer disease (and in some countries reflux esophagitis and gastric ulcer) through the eradication of Helicobacter pylori using a bismuth compound together with two or more antibiotics. We paid approximately $1.64 million cash for the license and will pay a 5.5% royalty based on sales. The expiry dates of these licensed patents vary depending on the jurisdiction. In the U.S., the patents expired in March 2010 and in other territories, the last patent will expire in July 2011.
     In May 1999, we acquired the rights to a double-capsule delivery technology to be used for PYLERA and related patents issued or applied for in various jurisdictions. This patent expires in December 2018 in the U.S. Prior to November 2008, the U.S. patents covering PYLERA’s triple and quadruple therapies for Helicobacter pylori eradication and capsule formulation were not eligible for listing in the FDA’s Orange Book and to benefit from the automatic 30-month stay provisions of the Hatch-Waxman Act. In November 2008, pursuant to the enactment of the Q1 Program Supplemental Funding Act (Q1 Act), the FDCA was amended to permit the Orange Book listing of patents covering products containing antibiotic active ingredients included in an application submitted to FDA for review prior to November 21, 1997 or, “old” antibiotics, which is the case of PYLERA. In December 2008, our patents were submitted for listing and, as a result, were listed in the FDA’s Orange Book. Accordingly, we believe we are eligible to benefit from the automatic stay provisions of the Hatch-Waxman Act for an ANDA submitted subsequent to the date these patents were listed in the Orange Book and which contains a paragraph IV certification. For more details regarding the 30-month stay provisions of the Hatch-Waxman Act, see “Item 1. Business — Government Regulation — U.S. Regulations — Abbreviated New Drug Application”.
LACTEOL
     In April 2002, we acquired all of the shares of Laboratoire du Lactéol du Docteur Boucard (now Axcan Pharma SAS), which owns all the intellectual property rights to the bacterial strain (Lactobacillus LB) composition marketed by Laboratoire du Lactéol under different trademarks, including LACTEOL.
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
     LACTEOL has no patent protection or regulatory exclusivity. However, the product is derived from proprietary strains of bacterium for which the ultimate parent organism is protected by a number of security safeguards, such that access by third parties seeking to reproduce it for competitive or other purposes is limited and controlled.
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
     Based on the results of a Phase III study conducted by Cellerix in Europe, we have decided to not pursue the development of this formulation. We are awaiting the results of trials related to a new formulation to which we have certain exerciseable development rights.

Employees
     As of September 30, 2010, we employed 525 people. Of these employees, 194 were located in the U.S., 186 were located in Canada and 145 were located in the EU. In Canada, we are a party to a collective bargaining agreement expires March 24, 2011. As of September 30, 2010, this agreement covers 53 employees, all of whom are non management employees. In France, our employees are subject to the Convention Collective Nationale de l’Industrie Pharmaceutique, a collective bargaining agreement which applies to the entire pharmaceutical industry. We believe that relations with both our unionized and non unionized employees are good.
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
RISKS RELATED TO OUR BUSINESS
Since we ceased distributing PEPs products in the U.S., we currently depend on three categories of products for a large portion of our revenues; any material decline in the sales of any of them or our inability to relaunch PEPs in the U.S. would have an adverse impact on our business.
     Any factor that adversely affects the sale or price of our key products could significantly decrease our sales and profits. Ursodiol products (URSO, URSO 250, URSO DS, URSO FORTE and DELURSAN,), mesalamine products (CANASA and SALOFALK) and sucralfate products (CARAFATE and SULCRATE) accounted for 18.0%, 25.3% and 16.7%, respectively, of our net product sales for fiscal year 2009 and for 12.6%, 28.4% and 24.4%, respectively, of our net product sales for fiscal year 2010. With the exception of ursodiol products that now face generic competition both in the U.S. and Canada, we believe that sales of other groups of products will continue to constitute a significant portion of our total revenues until we launch additional products. Any significant setback with respect to any one of these products, including shipping, manufacturing, regulatory issues, product safety, marketing, government licenses and approvals, intellectual property rights problems, or generic or other forms of competition, could have a material adverse effect on our financial position, cash flows or overall trends in results of operations.
     Pancreatic enzyme products (ULTRASE, VIOKASE and PANZYTRAT) were representing the fourth category of products that was accounting for a large portion of our revenues. PEPs accounted for 27.5% of our net product sales for fiscal year 2009 and for 19.3% of our net product sales for fiscal year 2010. We ceased distributing our ULTRASE and VIOKASE product lines in the U.S. effective April 28, 2010. This action was taken because we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products. ULTRASE and VIOKASE have accounted for 24.0% of our net product sales in fiscal year 2009 and for 15.1% of our net product sales in fiscal year 2010. If ULTRASE MT and VIOKASE are not approved, it will continue to adversely affect our financial position, cash flows or overall trends in results of operations.
The entry of generics versions of our CARAFATE and CANASA products in the U.S. could have a material adverse impact on our financial position, cash flows or overall trends in results of operations.
     CANASA
     CANASA does not have any patent protection in the U.S. On November 5, 2007, clinical investigation exclusivity previously granted pursuant to the Hatch-Waxman Act, covering a change in the formulation of this drug from a 500 mg formulation to a 1,000 mg suppository formulation, expired. As a result, if a generic mesalamine suppository were to be launched, it could have a significant negative impact on sales of CANASA in the U.S.
     In June 2007, the FDA published draft guidance on the requirements it expects manufacturers seeking approval of a mesalamine suppository to meet in order to obtain approval of mesalamine suppositories. This draft guidance specifies that a request for regulatory approval of a mesalamine suppository product must be supported by placebo and reference-drug controlled clinical studies with clinical endpoints demonstrating safety and effectiveness in patients with ulcerative proctitis. We cannot provide assurances that the FDA requirements reflected in this draft guidance will be applied by the FDA or will be formally adopted in their current form.
     In a July 2010 posting on clinicaltrial.gov that was updated in November 2010, Sandoz Inc. disclosed that it had initiated in June 2010 a clinical trial to establish therapeutic equivalence of a 1,000 mg rectal mesalamine suppository product to CANASA rectal suppositories, for the treatment of mild to moderate ulcerative proctitis. The disclosure states that the trial is being conducted in India and has an estimated duration of 18 months. Cadila Healthcare Inc. also recently disclosed that it is conducting a similar clinical study in India to establish therapeutic equivalence of a 1,000 mg rectal mesalamine suppository product to CANASA.
     CARAFATE
     CARAFATE does not have any patent protection or regulatory exclusivity in the United States.
     In a public filing on May 7, 2010, K-V Pharmaceutical Company announced the sale of certain intellectual property and other assets related to its Abbreviated New Drug Application, submitted with the U.S. Food and Drug Administration for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, the active pharmaceutical ingredient in our CARAFATE product. We do not have any information on the status of this ANDA.
     Generic competition against any of our products could potentially lower prices and unit sales and could have a material adverse impact on our financial position, cash flows or overall trends in results of operations.

The launch of a product that competes with our ursodiol product line in France could have a material adverse impact on our financial position, cash flows or overall trends in results of operations.
     We reported net sales of $23.4 million, $20.8 million and $21.4 million for DELURSAN in fiscals 2010, 2009, and 2008, respectively. (In local currency, net sales of DELURSAN were €17.3 million, €15.4 million and €14.2 million in fiscal years 2010, 2009 and 2008, respectively).
     DELURSAN mainly competes with URSOLVAN® (Sanofi-Aventis S.A.). However, we expect another competing branded product to be launched in France by the end of calendar year 2011. An additional request for marketing approval was submitted by another competitor for an ursodiol product, based on well-established use. Under this procedure, a company can submit for approval a product similar to one that is already marketed by submitting evidence of therapeutic efficacy based on published literature. If this other ursodiol product is launched, it could have a significant negative impact on sales of DELURSAN in France.
     Competition to DELURSAN, which made up approximately 6.6% of our net product sales in fiscal year 2010, could have a material adverse effect on our results of operations and financial condition.
Some of our key products face competition from generic or unbranded products.
     Some of our key products, including products from our URSO and CANASA lines, currently face competition from generic or unbranded products (such as ACTIGALL™ , its generics and the launched generic in the case of URSO, and other mesalamine rectal dosage forms in the case of CANASA). Third-party payors and pharmacists can substitute generic or unbranded products for our products even if physicians prescribe our products by name. Particularly in the U.S., government agencies and third-party payors often put pressure on patients to purchase generic products instead of brand-name products as a way to reduce health-care costs.
     Generic competition against any of our products could lower prices and unit sales and could therefore have a material adverse effect on our results of operations and financial condition.
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
     The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. In fiscal year 2010, sales to our main customer, Customer A, accounted for 29.9% of our net product sales, sales to Customer B accounted for 28.1% of our net product sales, and sales to Customer C accounted for 12.2% of our net product sales.
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
     We deduct DSA fees, which totaled approximately $3.6 million and $5.6 million for fiscal year 2009 and fiscal year 2010, respectively, from our total revenues. If we enter into DSAs with additional wholesalers, we will likely have to pay them DSA fees, which will further reduce our revenue in future periods.
     Generally, changes in wholesaler buying patterns may occur in the future, and these changes could result in a reduction in our revenues and could have a detrimental effect on our overall financial condition or results of operations.
We use third parties to manufacture and test most of our products and product candidates. This may increase the risk of not having sufficient quantity of our products or product candidates, quantity at an acceptable cost or product with acceptable quality or in compliance with standards and specifications. This could adversely affect sales of our products or result in the clinical development or commercialization of our products or product candidates being delayed, prevented or impaired.
     With the exception of SALOFALK and LACTEOL, we have limited capabilities in manufacturing pharmaceutical products. We do not expect to engage directly in the manufacturing of products, but instead will continue to contract with third-party organizations. There are a limited number of manufacturers capable of manufacturing our marketed products and our product candidates. We could fail to contract or renew contracts with the relevant manufacturers or could contract with manufacturers under terms and conditions that may not be entirely acceptable to us.
     We currently rely, and expect to continue to rely, on third parties for (i) the supply and testing of the active pharmaceutical ingredients used in our products and product candidates, and (ii) the manufacturing, packaging and testing of the finished products. The current manufacturers of our products and product candidates and likely future third-party manufacturers with whom we would enter into an agreement, are or could be sole suppliers of our products and product candidates for a given period of time. These manufacturers are commonly referred to as single-source suppliers. Our agreements for the manufacturing of our core products expire at various dates over the next three to five years. Should we be unable to renew these agreements under favorable terms or find suitable alternates, our business may be adversely affected. Some of our contracts prohibit us from using alternate manufacturers or suppliers for the products supplied under these contracts, which prevents us from reducing dependence on single sources of supply. In addition, we currently purchase materials and clinical supplies for some of our products and product candidates from third-party manufacturers on a purchase order basis. Should any of these manufacturers be unable to supply us for any reason, we may be delayed in identifying and qualifying replacements. In any event, identifying and qualifying a new supplier or third-party manufacturer could involve significant cost, is associated with the transfer of the active pharmaceutical ingredient or finished-product manufacturing process. In addition, any change in manufacturing generally requires formal approval by the regulatory agency, e.g. the FDA, prior to proceeding with manufacturing at the new site. This approval process typically takes a minimum of 12 to 18 months and during that time we may face a shortage of supply of our products.
     Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured or tested products or product candidates ourselves; risks revolve around, without being limited to, the followings:
•	Manufacturing of products may be difficult to scale up when required, which could result in delays, inefficiencies and poor or low yields of quality products.

•	Some of our contracts contain purchase commitments that require us to make minimum purchases that might exceed needs or limit the ability to negotiate with other manufacturers, which might increase costs.

•	Cost involved in manufacturing certain products may lead to such products being prohibitively expensive.

•	Delays in site transfers or scale-up to commercial quantities and any difficulty in manufacturing could delay clinical studies, regulatory submissions, approval and commercialization or continued commercialization of our products.

•	In the event of a manufacturing change, the FDA and other comparable country regulators require testing and compliance inspections; new manufacturers may have to be educated to our products’ production process, which requires time.

•	There is a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture and/or test a product for commercial sale or for our clinical trials were to cease to continue to do so for any reason, we could experience delays in obtaining sufficient quantities of our products for us to meet commercial demand or in advancing production of our commercial products or our clinical trials while we identify and qualify replacement suppliers.

•	If, for any reason, we were not able to obtain adequate supply of our product and product candidates or the drug substances used to manufacture them, it would be difficult for us to develop, transfer or manufacture our products ourselves and compete effectively.
     Our current and anticipated future dependence upon others for the manufacturing and testing of our products and product candidates may adversely affect our profit margins and our ability to develop products and commercialize additional products that receive regulatory approval in a timely and competitive manner.
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
The success of our strategic investments, partnerships or development alliances depends upon the performance of the companies in which we invest, or with which we partner or co-develop products.
     Economic, governmental, industry and internal company factors outside our control affect each of the companies in which we may invest or with which we may partner or co-develop products. Some of the material risks relating to such companies include:
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
RISKS RELATED TO OUR PANCREATIC ENZYME PRODUCTS (PEPs)
Our ULTRASE MT and VIOKASE PEPs may never be approved in the U.S.
     We ceased distributing our ULTRASE and VIOKASE product lines in the United States effective April 28, 2010. ULTRASE and VIOKASE have accounted for 24.0% of our net product sales in fiscal year 2009 and for 15.1% of our net product sales in fiscal year 2010. This action was taken because we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products. In April 2004, the FDA mandated that all manufacturers of PEPs file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for PEPs until April 28, 2010, for those companies that (a) were marketing unapproved PEPs as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) continued diligent pursuit of regulatory approval.
     We completed the initial submission of our NDA for ULTRASE MT and, in the fourth quarter of fiscal 2008, received a first complete response letter from the FDA. Further to the filing of our response to this letter, we received a second complete response letter from the FDA in the fourth quarter of fiscal 2009. On May 5, 2010 the FDA issued an additional complete response with respect to our NDA for ULTRASE MT. As was the case with prior letters, the FDA requires that deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient of ULTRASE MT be addressed before approval can be granted. We submitted our response to this letter to the FDA that confirmed a November 28, 2010 Prescription Drug User Fee Act, or PDUFA, date for our ULTRASE MT NDA.
     The submission of our rolling NDA for VIOKASE was completed in the first quarter of fiscal 2010. At the time we completed this submission we requested a priority review and the FDA advised us in the second quarter of fiscal 2010 that it would not grant a priority review for this NDA. The initial PDUFA date for VIOKASE was August 30, 2010. In August 2010, we received feedback from the FDA regarding the timeline to review the VIOKASE NDA. At that time, the FDA indicated that the review was progressing but postponed the PDUFA date to November 30, 2010 to allow more time to complete their review.
     On November 28, 2010, the FDA issued complete response letters regarding the NDAs for ULTRASE MT and VIOKASE. The letters require that unresolved deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient for both ULTRASE MT and VIOKASE be addressed before approval can be granted. The letters also require that deficiencies identified in an FDA inspection of such manufacturer must be resolved before the NDAs can be approved. We are in ongoing discussions with the FDA and continue to work with the manufacturer of the active pharmaceutical ingredient to address the remaining open issues identified by the FDA, as soon as possible. However, those remaining issues do not require additional clinical studies.

     If ULTRASE MT and VIOKASE are not approved, it will continue to adversely affect our financial position, cash flows or overall trends in results of operations.
If ULTRASE MT and VIOKASE are approved and relaunched, competition in the PEP market could be more intense than expected.
     If approved and relaunched, the level of competition that ULTRASE MT and VIOKASE will face in the U.S. will be more intense than before April 28, 2010, when we ceased distributing these products. A number of branded pancreatic enzyme products have been approved and are currently marketed in the United States, including CREON® (Abbott Laboratories), PANCREAZE™ (Ortho-McNeil Pharmaceutical, Inc.) and ZENPEP® (Eurand N.V.). In order to relaunch ULTRASE MT and VIOKASE, we will need to re-establish the market position for these products and succeed in having customers using other marketed products start or restart using our products. These efforts will likely result in increased marketing and other expenses. If we are not successful, this would have a material adverse effect on our business and our financial results.
If ULTRASE MT and VIOKASE are approved and relaunched, our future revenues and profitability will be adversely affected if governmental, private third-party payors and other third-party payors, including Medicare and Medicaid, do not sufficiently defray the cost of ULTRASE MT and VIOKASE to the consumer.
     Our future revenues and profitability will be adversely affected if governmental, private third-party payors and other third-party payors, including Medicare and Medicaid, do not sufficiently defray the cost of ULTRASE MT and VIOKASE to the consumer. If these entities do not provide coverage and reimbursement for ULTRASE MT and VIOKASE or determine to provide an insufficient level of coverage and reimbursement, ULTRASE MT and VIOKASE may be too costly for general use, and physicians may not prescribe it. Many third-party payors cover only selected drugs, making drugs that are not preferred by such payor more expensive for patients, and often require prior authorization or failure on another type of treatment before covering a particular drug.
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
     If adequate coverage and reimbursement by third-party payors does not continue to be available, our ability to successfully relaunch ULTRASE MT and VIOKASE may be adversely impacted. Any limitation on the use of ULTRASE MT and VIOKASE or any decrease in the price of ULTRASE MT and VIOKASE will have a material adverse effect on our business.
RISKS RELATED TO REGULATORY MATTERS
If our products fail in clinical studies or if we fail, or encounter difficulties, in obtaining regulatory approval for our new products or new indications of existing products or relaunching our PEPs, we will have expended significant resources for no return.
     If our products are not successful in clinical trials or if we do not obtain such regulatory approvals, we will have expended significant resources for no return. Our ongoing clinical studies might be delayed or halted or additional studies might be required, for various reasons, including the following:
•	Our products are shown not to be effective.

•	We do not comply with requirements concerning the investigational NDAs, biologic license applications (BLAs) or new drug submissions (NDSs), for the protection of the rights and welfare of human subjects.

•	Patients experience unacceptable side effects or die during clinical trials.

•	Patients do not enroll in the studies at the rate we expect.

•	A drug is modified during testing.

•	Product supplies are delayed or are not sufficient to treat the patients participating in the studies.

•	Failure by our manufacturers or suppliers to comply with any of the FDA’s or other relevant foreign counterparts continuing regulations.
     If we cannot obtain regulatory approvals for the products we are developing or may seek to develop in the future, our rate of sales growth and competitive position will suffer. This risk is most acute for products that are currently in the development of the final formulation, or ULTRASE MT and VIOKASE, our pancreatic enzyme products, for which we need to comply with FDA’s requirement in order to return to the market.
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
We may find it difficult to achieve market acceptance of our PEPS or products in our product pipeline.
     The commercial success of any of our product candidates for which we obtain marketing approval from the FDA, Health Canada’s Therapeutic Products Directorate, or TPD, the European medicines Agency, or EMA, or other regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and health-care payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including
•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in a product’s FDA, TPD or EMA approved labeling;

•	availability of alternative treatments for the indications we target;

•	pricing and cost effectiveness compared to competing products, particularly generic products;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	the effectiveness of our manufacturing and distribution plans;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.
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
     Any regulatory approval is limited to those specific diseases and indications for which our products are deemed to be safe and effective by the FDA, the TPD, the EMA, or other regulatory authorities. In addition to approval required for new formulations, any new indication for an approved product also requires regulatory approval. If we are not able to obtain regulatory approval for any desired future indications for our products, our ability to effectively market and sell or products may be reduced and our business may be adversely affected.
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
     After receipt of initial regulatory approval, each product remains subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping. Furthermore, even if we receive regulatory approval to market a particular product, such a product will remain subject to the same extensive regulatory requirements. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor product safety or efficacy, which could reduce our revenues, increase our expenses and render the approved product not commercially viable. In addition, as clinical experience with a drug expands after approval because it is typically used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies.
Our approved products and pipeline products remain subject to ongoing regulatory requirements.
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
Pricing pressures from, and other measures taken by, third-party payors, including managed care organizations, government sponsored health-care systems and regulations relating to Medicare and Medicaid, Health Care and Education Reconciliation Act of 2010, pharmaceutical reimbursements and pricing in general could decrease our revenues.
     Our ability to successfully commercialize our products and product candidates—even if FDA, TPD or EMA approval is obtained— depends, in part, on whether appropriate reimbursement levels for the cost of the products and related treatments are obtained from government authorities and private health insurers and other organizations, such as health maintenance organizations, or HMOs, managed-care organizations, or MCOs, and provincial formularies.
     Third-party payors are increasingly challenging the pricing of pharmaceutical products. In addition, the trend toward managed health-care in the U.S., the growth of organizations such as HMOs and MCOs, and the recently enacted Health Care and Education Reconciliation Act of 2010, could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. One way in which MCOs and government sponsored health-care systems seek to control their costs is by developing formularies to encourage plan beneficiaries to use preferred products for which the plans have negotiated favorable terms. Exclusion of a product from a formulary, or placement of a product on a disfavored formulary tier, can lead to sharply reduced usage in the patient population covered by the applicable MCO or government-sponsored health-care system. If our products are not included in an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share and business could be negatively affected.
     Recent reforms to Medicare added an out-patient prescription drug reimbursement for all Medicare beneficiaries beginning in 2006. The U.S. federal government and private plans contracting with the government to deliver the benefit, through their purchasing power under these programs, are demanding discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. These reforms may decrease our future revenues from product lines covered by the Medicare drug benefit, thereby adversely affecting our results or operations and cash flows.
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

The Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010, known together as the Affordable Care Act, enacted in the U.S in March 2010 contain several provisions that could impact our business.
     Although many provisions of the new legislation do not take effect immediately, several provisions became effective during fiscal year 2010. These include (1) an increase in the minimum Medicaid rebate to States participating in the Medicaid program on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and. (3) the expansion of the 340B Public Health Service Act drug pricing program, which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals, and rural referral centers.
     In addition, beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries for any covered prescription drugs purchased during a Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, new fees will be assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare Parts B and D, Medicaid, Department of Veterans Affairs and Department of Defense programs and TRICARE retail pharmacy program) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. The IRS has issued guidance for calculating preliminary fees, but there is still uncertainty as to final implementation, since the IRS has requested public comment and may make changes in response. The new law also imposes a 2.3% excise tax on sales of certain taxable medical devices that are made after December 31, 2012, including our FLUTTER mucus clearance device. Further, effective March 31, 2013, the law requires pharmaceutical, medical device, biological, and medical supply manufacturers to begin reporting to the federal government the payments they make to physicians and teaching hospitals, and physician ownership interests in those entities. The law also provides for the creation of an abbreviated regulatory pathway for FDA approval of biosimilars and interchangeable biosimilar products. While creation of the biosimilars program is authorized as of passage of the legislation in 2010, the process of creating the regulatory pathway for approval of biosimilars will likely be lengthy, and the FDA is in the process of soliciting public input.
     The impact in terms of additional reserves recorded in contract rebates has been $1.8 million for the fiscal year 2010. However, we continue to assess the full extent of this legislation’s longer-term impact on our business. While certain aspects of the new legislation implemented in 2010 are expected to reduce our revenues in future years, other provisions of this legislation may offset, at some level, any reduction in revenues when these provisions become effective. In future years, based on our understanding, these other provisions are expected to result in higher revenues due to an increase in the total number of patients covered by health insurance and an expectation that existing insurance coverage will provide more comprehensive consumer protections. This would include a federal subsidy for a portion of a beneficiary’s out-of-pocket cost under Medicare Part D. However, these higher revenues will be negatively impacted by the branded prescription drug manufacturers’ fee.
Uncertainties regarding the Affordable Care Act and third-party reimbursement may impair our ability to continue to sell our products or form collaborations.
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
The FDAAA may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute our existing products.
     The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants a variety of powers to the FDA, many of which are aimed at improving drug safety and assuring the safety of drug products after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. We expect the FDAAA to have a substantial effect on the pharmaceutical industry. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products.
Changes in laws and regulations could affect our results of operations, financial position or cash flows.
     Our future operating results, financial position or cash flows could be adversely affected by changes in laws and regulations such as (i) changes in the FDA, TPD or EMA (or their foreign equivalents) approval processes that may cause delays in, or prevent the approval of, new products; (ii) new laws, regulations and judicial decisions affecting product development, marketing, promotion or the health-care field generally; (iii) new laws or judicial decisions affecting intellectual property rights and (iv) changes in the application of tax principles, including tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which result in a shift of taxable earnings between tax jurisdictions.
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
     We have operations in several different countries. For the fiscal years ended September 30, 2008, 2009 and 2010, approximately 27.0%, 24.5% and 27.9% of our revenues, respectively, were derived from sources outside the U.S. We are therefore exposed to risks inherent in international operations. These risks include, but are not limited to
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
     We operate internationally, but a majority of our revenue and expense activities, including our debt service obligations, and capital expenditures are denominated in U.S. dollars. The other currencies in which we engage in significant transactions are Canadian dollars and euros. As a consequence, we are exposed to currency fluctuations from purchases of goods, services and equipment and investments in other countries, and funding denominated in the currencies of other countries. In particular, we are exposed to the fluctuations in the exchange rate between the U.S. dollar, the euro and the Canadian dollar. During fiscal year 2010, approximately 17.8% of our revenues was denominated in euros, 9.0% of our revenue was denominated in Canadian dollar, while the remainder was denominated in U.S. dollars.
     Fluctuations in currency exchange rates may affect the results of our operations and the value of our assets and revenues, and increase our liabilities and costs, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. For example, in 2010, we experienced a positive foreign exchange effect on revenues of approximately 0.8%. Changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same market. Changes in the value of the relevant currencies also may affect the cost of goods, services and equipment required in our operations.
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

     A 1% change in the value of foreign currencies as compared the U.S. dollar to in which we had sales, income or expense in 2010 would have increased or decreased the translation of foreign sales by $0.9 million and income by $0.1 million.
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
RISKS RELATED TO OUR INDEBTEDNESS
We may need additional capital.
     We believe that our current cash and cash equivalents, together with cash generated from the sale of our products will be sufficient to fund our operations for fiscal year 2011. Our future capital requirements will depend on many factors, including but not limited to:
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
     We have a substantial amount of indebtedness. As of September 30, 2010, our total indebtedness was $594.5 million and we had an additional $115.0 million of borrowing capacity available under our senior secured revolving credit facility. The following chart shows our level of indebtedness as of September 30, 2010.

($ in millions of dollars)
Debt:
Senior secured term loan facility(1)	$135.2
Senior secured revolving credit facility	0
Secured Notes(2)	226.2
Senior Notes(3)	233.1

Total	$594.5

(1)	Represents the net proceeds received on our $175.0 million senior secured term loan facility after original issue discount.

(2)	Represents the net proceeds received on $228.0 million aggregate principal amount of secured notes after original issue discount.

(3)	Represents the net proceeds received on $235.0 million aggregate principal amount of senior notes after original issue discount.
     In addition, we have significant other commitments, including milestone and royalty payments. See Note 19 in “Notes to Consolidated Financial Statements”. As of September 30, 2010, we had outstanding approximately $135.2 million in aggregate principal amount of indebtedness under our senior secured credit facilities that would bear interest at a floating rate. Although we may enter into interest rate swap agreements, and did enter into an interest rate swap on February 28, 2008, related to $115.0 million under our senior secured revolving credit facility, we are exposed to interest rate increases on the floating portion of our senior secured credit facility that is not covered by an interest rate swap. Effective March 3, 2008, we entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115 million of variable-rate debt under our secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, our two interest rate swaps were designated as effective hedges of cash flows. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates and a realignment of our LIBOR rate election on our debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting. On December 1, 2008, we redesignated our $50 million notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. Our $65 million notional interest rate swap matured in February 2009. Effective March 2009, we entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52 million amortizing to $13 million through February 2010. During the fiscal year ended September 30, 2010, our two interest rate swaps with a combined $63 million notional that were designated as cash flow hedges of interest rate risk matured during the quarter ended March 31, 2010 and we have not entered into any new derivative agreement. The weighted average fixed interest rate on these swaps was 1.91%. Absent any such interest rate swap agreements, a change of 1/8% in floating rates would affect our annual interest expense on the senior secured borrowings by approximately $0.2 million. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk”.
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
     Subject to the restrictions in our senior secured credit facilities and the indentures governing the notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2010:
•	we had $361.4 million of senior secured debt, including borrowings under our senior secured credit facilities, and the secured notes;

•	we had $233.1 million of senior unsecured indebtedness under the senior notes;

•	we had approximately $115.0 million available for borrowing under our senior secured revolving credit facilities, which, if borrowed, would be senior secured indebtedness; and

•	subject to our compliance with certain covenants under the terms of our senior secured credit facility, we have the option to increase the senior secured term loan facility by up to $75 million without satisfying any additional financial tests under the indentures governing the notes, which, if borrowed, would be senior secured indebtedness.
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
     As of September 30, 2010, we had:
•	$361.4 million of senior secured debt, including borrowings under our senior secured credit facilities, and the secured notes;

•	an additional $115.0 million of borrowing capacity under our senior secured revolving credit facility, which, if borrowed, would be senior secured indebtedness; and

•	subject to our compliance with certain covenants under the terms of our senior secured credit facilities, the option to increase our senior secured term loan facility by up to $75 million, which, if borrowed, would be senior secured indebtedness.

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
     The notes are not guaranteed by certain of our subsidiaries, including all of our significant non-U.S. subsidiaries (other than Axcan Pharma Inc.). Accordingly, claims of holders of the notes will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon liquidation or otherwise, to us or a guarantor of the notes.
     For fiscal year 2010, our non-guarantor subsidiaries accounted for approximately $64.0 million, or 18.0% of our consolidated revenue. As of September 30, 2010, our non-guarantor subsidiaries accounted for approximately $168.4 million, or 23.6% of our consolidated total assets and $13.2 million, or 1.8% of our consolidated total liabilities. All amounts are presented after giving effect to intercompany eliminations. The indentures governing the notes permit these subsidiaries to incur certain additional debt and does not limit, or will not limit, their ability to incur other liabilities that are not considered indebtedness under the indentures.
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
The value of the pledged assets in the event of a liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. As of September 30, 2010, before taking into consideration the effect of intercompany eliminations, the pledged assets had a book value of approximately $1,952.7 million, approximately $347.6 million of which consisted of intangible assets, including goodwill. Accordingly, we cannot assure holders of secured notes that the proceeds of any sale of the pledged assets following an acceleration to maturity with respect to the secured notes would be sufficient to satisfy, or would not be substantially less than, amounts due on the secured notes and the other debt secured thereby.
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
     We believe that we have sufficient facilities to conduct our operations during fiscal year 2011 and that our facilities are in satisfactory condition and are suitable for their intended use, although investments to improve and expand our manufacturing and other related facilities are contemplated, as our business requires.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceeding or claims, either asserted or unasserted, which arise in the ordinary course of business. We have reviewed pending legal matters and believe that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations.
     One of our subsidiaries, Axcan Scandipharm (now Axcan Pharma US, Inc.), has been a party to several legal proceedings related to the product line it markets under the trademark ULTRASE and, in particular, with respect to dosage strengths that are no longer marketed by us.

These lawsuits were filed and claims were asserted against Axcan Scandipharm and other defendants, including the products’ manufacturer and a related company and, in certain cases, the manufacturers and distributors of other similar enzyme products, stemming from allegations that, among other things, the defendant’s enzyme products caused colonic strictures. In October 2006, in O’Mahony v. Axcan Scandipharm, Inc., et al., a complaint alleging a claim for damages related to products taken in the early part of the 1990’s, while the plaintiff was a minor, was filed in the Supreme Court of the state of New York. This complaint was settled in March 2009. Of the twelve other previous lawsuits, the last of which was filed in 2001, Axcan Scandipharm was dismissed from one, non-suited in another and settled ten. All these cases relates to product taken in or before early 1994. Because of the young age of the patients involved, Axcan Scandipharm’s product liability exposure for this issue in the U.S. will remain for a number of years. Axcan Scandipharm’s insurance carriers have defended the lawsuits to date and we expect them to continue to defend Axcan Scandipharm (to the extent of its product liability insurance) should other lawsuits be filed in the future. In addition, the enzyme manufacturer and a related company had claimed a right to recover amounts paid by them to defend and settle these claims and seeking a declaration that we were required to provide indemnification. These claims were submitted to binding arbitration and we were successful in obtaining a ruling which dismissed those claims. The arbitrators’ final ruling in the matter was appealed by one of the plaintiffs and in January 2010, the Court dismissed the appeal and further awarded damages to the defendants, including Axcan Scandipharm Inc., to compensate for certain legal fees incurred in defending the matter.
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
     In September 2010, one of our subsidiaries, and our indirect parent, received notice of sanofi-aventis U.S. LLC’s (“SA”) complaint filed with the Superior Court of New Jersey, Somerset County, requesting certain remedies in connection with SA’s stated intention to close its Kansas City facility where CARAFATE product is currently manufactured. The supply agreement with SA, as amended, provides that the CARAFATE product’s manufacturing site may not be changed without our subsidiary’s prior written consent. Pursuant to the complaint filed, SA is seeking an order for specific performance compelling the defendants to consent to the transfer of the manufacturing site of CARAFATE product to an alleged SA facility located in Laval, Canada and to execute related documentation, and for a declaration that SA will not be liable, including for lost profits, for any interruption in supply by reason of the current site’s closure or by reason of a site transfer to Laval. Our subsidiary removed the case to the United States District Court for the District of New Jersey; SA has moved to remand the case back to the Superior Court of New Jersey. The defendants believe that SA’s claims lack merit, and that under the supply agreement as amended, our subsidiary is entitled to have CARAFATE product continue to be manufactured at the Kansas City site until the expiry of that agreement as amended which, assuming our subsidiary exercises its option to extend the term as amended, will be in August 2016. Because of ongoing discussions and by agreement of the parties extending deadlines in the case, the defendants have yet to file responses to the SA complaint, including any counterclaims, or to file responses to SA’s motion to remand the case.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and other information
     We are a privately-owned company with no established public trading market for our common stock.
Holders
     As of December 16, 2010, there was one holder of our common stock, Axcan MidCo Inc., one holder of Axcan MidCo Inc.’s common stock, Axcan Holdings Inc. and 55 holders of Axcan Holdings Inc.’s common stock. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of Axcan Holdings Inc.’s common stock.
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

	Successor			Predecessor
			February 26,	October 1,
			2008	2007
	Fiscal Year	Fiscal Year	through	through
	Ended	Ended	September 30,	February 25,	Fiscal Years Ended September 30,
	September 30, 2010	September 30, 2009	2008	2008	2007	2006
	($ in thousands)			($ in thousands)
Statement of Operations Data:
Net product sales	$354,587	$409,826	$223,179	$158,579	$348,947	$292,317
Other Revenue	—	7,113	—	—	—	—

Total Revenue	$354,587	$416,939	$223,179	$158,579	$348,947	$292,317
Cost of goods sold(1)	130,915	103,023	77,227	38,739	83,683	72,772
Selling and administrative expenses(1)(2)	115,033	122,942	88,246	76,198	101,273	93,338
Management Fees	4,412	5,351	99	—	—	—
Research and development expenses(1)(3)	31,715	36,037	17,768	10,256	28,655	39,789
Depreciation and amortization	61,011	60,305	35,579	9,595	22,494	22,823
Acquired in-process research	7,948	—	272,400	—	10,000	—
Partial write-down of intangible assets	107,158	55,665	—	—	—	5,800

Operating Income (loss)	(103,605)	33,616	(268,140)	23,791	102,842	57,795
Financial expenses	64,956	69,809	41,513	262	4,825	6,988
Other interest income	(688)	(389)	(808)	(5,440)	(11,367)	(5,468)
Other income	(9,704)	(3,500)	—	—	—	—
Loss (gain) on foreign currency	1,247	(328)	(1,841)	(198)	2,352	(1,110)

Income (loss) before income taxes	(159,416)	(31,976)	(307,004)	29,167	107,032	57,385
Income taxes	10,950	(24,082)	(17,740)	12,042	35,567	18,266

Net income (loss)	$(170,366)	$(7,894)	$(289,264)	$17,125	$71,465	$39,119

Balance Sheet Data (at period end):
Cash and cash equivalents	$161,503	$126,435	$56,105	$348,791	$179,672	$55,830
Short-term investments, available for sale	—	—	—	—	129,958	117,151
Total current assets	226,749	250,682	176,980	471,170	402,127	262,378
Total assets	713,177	914,602	944,812	902,384	832,611	695,817
Total short-term borrowings	13,163	30,708	10,938	373	527	681
Total debt	594,475	613,294	622,184	441	649	126,246
Total current liabilities	111,329	121,022	99,300	166,456	104,737	64,617
Total liabilities	734,209	750,838	779,142	206,903	142,414	228,393
Total shareholders’ equity(4)	(21,032)	163,764	165,670	695,401	690,197	467,424

Statement of Cash Flows Data:
Net cash from (used in):
Operating activities	$63,120	$92,382	$(47,512)	$73,245	$136,102	$84,334
Investing activities	(6,058)	(10,600)	(961,556)	126,630	(19,415)	(108,139)
Financing activities	(21,338)	(11,594)	1,066,053	(31,243)	6,553	(616)

Other Financial Data:
EBITDA(5)	(34,137)	97,749	(230,720)	33,584	122,984	81,728

Adjusted EBITDA(5)	162,397	172,828	84,539	70,119	141,407	92,582

(1)	Exclusive of depreciation and amortization.

(2)	Amounts shown for the fiscal year ended September 30, 2007, five-month period ended February 25, 2008, seven-month period ended September 30, 2008, and for the fiscal year ended September 30, 2009 include expenses related to the February 2008 Transactions. Amount shown for the fiscal year ended September 30, 2010 includes reorganization, special projects and due diligence costs.

(3)	Amount shown for the fiscal year ended September 30, 2006 includes an up-front licensing fee equal to $1,500,000 paid in connection with a co-development agreement with AGI Therapeutics Ltd. Such amount is counted as acquired in-process research for purposes of calculating Adjusted EBITDA.

(4)	A portion of our common stock was issued to our parent company, Axcan MidCo Inc., in the February 2008 Transactions in exchange for a note receivable amounting to $133,154,405. Pursuant to U.S. GAAP, we report the principal amount as a separate balance offset against shareholders’ equity. Furthermore, we do not recognize interest income related to this note receivable due from Axcan MidCo Inc. in our income statement.

(5)	EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and Credit Facility further described in the section “Liquidity and Capital Resources—Long-term Debt and New Senior Secured Credit Facility”. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indentures and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•	EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA reflects additional adjustments as provided in the indentures governing our secured and unsecured notes and new senior secured credit facilities; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. Our management compensates for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

	Successor			Predecessor
			February 26,	October 1,
			2008	2007
	Fiscal Year	Fiscal Year	through	through	Fiscal Years Ended
	Ended	Ended	September 30,	February 25,	September 30,
	September 30, 2010	September 30, 2009	2008	2008	2007	2006
	($ in thousands)			($ in thousands)
Net income to EBITDA:
Net income (loss)	$(170,366)	$(7,894)	$(289,264)	$17,125	$71,465	$39,119
Financial expenses	64,956	69,809	41,513	262	4,825	6,988
Interest income	(688)	(389)	(808)	(5,440)	(11,367)	(5,468)
Income taxes expense (benefit)	10,950	(24,082)	(17,740)	12,042	35,567	18,266
Depreciation and amortization	61,011	60,305	35,579	9,595	22,494	22,823

EBITDA	$(34,137)	$97,749	$(230,720)	$33,584	$122,984	$81,728

EBITDA to Adjusted EBITDA:
EBITDA	$(34,137)	$97,749	$(230,720)	$33,584	$122,984	$81,728
Transaction, integration refinancing costs and other payments to third parties(a)	9,058	7,891	12,603	26,489	—	—
Management Fees(b)	4,412	5,351	99	—	—	—
Stock-based compensation expense excluding impact of the unapproved PEPs event(c)	4,540	6,172	7,443	10,046	4,548	3,554
Impairment of intangible assets and goodwill related to the unapproved PEPs event(d)	107,158	—	—	—	—	—
Partial write-down of intangible assets(e)	—	55,665	—	—	—	5,800
Other adjustments related to the unapproved PEPs event(f)	63,418	—	—	—	—	—
Acquired in-process research	7,948	—	272,400	—	10,000	1,500
Loss of disposal and write-down of assets	—	—	—	—	3,875	—
Inventories stepped-up value expensed(g)	—	—	22,714	—	—	—

Adjusted EBITDA(h)	$162,397	$172,828	$84,539	$70,119	$141,407	$92,582

a)	Represents integration and refinancing costs as well as due diligence costs related to certain non-recurring transactions, payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.

c)	Represents stock-based employee compensation expense under the provisions of FASB guidance, excluding the impact of the unapproved PEPs event.

d)	Intangible assets and goodwill impairment charges related to the unapproved PEPs event.

e)	Partial write-down of intangible assets related to URSO products.

f)	Adjustments and other charges related to the unapproved PEPs event, including an additional product returns and other sales deduction provision of $23.4 million during the fiscal year ended September 30, 2010, inventory net realizable value and accrual for purchases and other materials and supply commitments of $44.9 million during the fiscal year ended September 30, 2010, and a stock-based compensation recovery of $4.9 million during the fiscal year ended September 30, 2010.

g)	Represents inventories stepped-up value, arising from the February 2008 Transactions, expensed as acquired inventory is sold.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with “Item 6. Selected Financial Data” and the historical audited consolidated financial statements and related notes included elsewhere in this Report. The results of operations for the fiscal years ended September 30, 2010, and September 30, 2009, and the seven-month period ended September 30, 2008, reflect the results of operations for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries (the Successor). The results of operations for the five-month period ended February 25, 2008, reflect the results of operations for Axcan Pharma Inc. and its consolidated subsidiaries (the Predecessor).
Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms “Axcan”,“Axcan Pharma Inc.”, “Company”, “we”, “us” and “our” refer (i) for the period prior to the consummation of the February 2008 Transactions (as defined in this section), to Axcan Pharma Inc. and its consolidated subsidiaries and (ii) for periods following the consummation of the February 2008 Transactions, to Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.
This discussion contains forward-looking statements and involves numerous risk and uncertainties, including but not limited to those described in “Item 1A Risk Factors and Forward-Looking Statements”. Actual results may differ materially from those contained in any forward-looking statements.
Overview
Our Business
We are a specialty pharmaceutical company focused on marketing and selling pharmaceutical products used in the treatment of a variety of gastrointestinal, or GI, diseases and disorders, which are those affecting the digestive tract. Our vision is to become the reference gastrointestinal company, and we hope to achieve this through our mission: to improve the quality of care and health of patients suffering from gastrointestinal diseases and disorders by providing effective therapies for patients and specialized caregivers.
In addition to our marketing activities, we carry out research and development activities on products at late stages of development. These activities are carried out primarily with respect to products we currently market in connection with lifecycle management initiatives, as well as product candidates in late stage of development that we acquired or licensed from third parties. Our focus on products in late-stage development enables us to reduce risks and expenses typically associated with new drug development.
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
We use a “pull-through” marketing approach that is typical of pharmaceutical companies. Under this approach, our sales representatives actively promote our portfolio products by demonstrating the features and benefits of our products to physicians and, in particular, gastroenterologists who may prescribe our products for their patients. The patients, in turn, take the prescriptions to pharmacies to be filled. The pharmacies then place orders, directly or through buying groups, with the wholesalers, to whom we sell our products.
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
In March 2010, the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010, known together as the Affordable Care Act, was enacted in the U.S. This legislation contains several provisions that impact our business, which include expanding rebate coverage to managed Medicaid and an increase to the rate of rebates for all our drugs dispensed to Medicaid beneficiaries; expanding the 340(B) drug pricing program requiring drug manufacturers to provide discounted product to reduce the Medicare Part D coverage gap; and assessing a new fee on manufacturers and importers of branded prescription drugs paid for pursuant to coverage provided under specified government programs. The impact of these changes is further discussed below under the “Affordable Care Act” subsection.
On April 29, 2010, we announced that we had taken steps to cease the distribution of ULTRASE MT and VIOKASE, effective April 28, 2010, in response to FDA guidance related to the distribution of unapproved pancreatic enzyme products, or PEPs. The effects of ceasing to distribute these product lines on our financial statements are summarized in the section “Unapproved pancreatic enzyme products (“PEPs”) event” below. Reserves recorded at that time were based on Management’s estimates and, as previously disclosed, were subject to change. We have reflected certain adjustments to these reserves in our financial statements for the fiscal year ended September 30, 2010, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
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
The Arrangement was financed through the proceeds from the initial offering of $228.0 million aggregate principal amount of our 9.25% secured notes due in 2015, or the secured notes, the initial borrowings under a credit facility (the “Credit Facility”) composed of term loans and a revolving credit facility, collectively the new senior secured credit facilities, borrowings under a senior unsecured bridge facility maturing on February 25, 2009, or the senior unsecured bridge facility, equity investments funded by direct and indirect equity investments from the Sponsor Funds, or certain investment funds associated with or designated by TPG Capital (“TPG”), or the Sponsor, certain investors who co-invested with the Sponsor Funds, including investment funds affiliated with certain of the initial purchasers of the outstanding notes, or the Co-investors, and the cash on hand of Axcan Pharma and its subsidiaries. The closing of the offering of the secured notes, the new senior secured credit facilities and the senior unsecured bridge facility occurred substantially concurrently with the closing of the Arrangement on February 25, 2008. We refer to the Arrangement, the closing of the transactions relating to the Arrangement, and our payment of any fees and expenses related to the Arrangement and such transactions collectively in this report as the February 2008 Transactions.
Subsequent to the February 2008 Transactions, we became an indirect wholly-owned subsidiary of Axcan Holdings Inc., or Holdings, an entity controlled by the Sponsor Funds and the Co-investors, and Axcan Pharma became our indirect wholly-owned subsidiary.
The Refinancing
On May 6, 2008, we completed our offering of $235.0 million aggregate principal amount of our 12.75% senior unsecured notes (“Senior Unsecured Notes”) due in 2016, or the senior notes. The net proceeds from this offering, along with our cash on hand, were used to repay in full our senior unsecured bridge facility. We refer to this offering of our senior notes, along with the related use of proceeds, as the Refinancing and, collectively, with the February 2008 Transactions, as the Transactions.
In connection with the Transactions, we incurred significant indebtedness. See “Liquidity and Capital Resources”. In addition, we accounted for the acquisition as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

The final purchase price allocation is as follows (in millions of U.S. dollars):

$
Cash	348.8
Inventories	54.1
Other current assets	91.9
Property, plant and equipment	36.9
Intangible assets	581.7
Acquired in-process research	272.4
Goodwill	169.6
Deferred debt issue expenses	0.9
Deferred income tax assets	7.2
Current liabilities	(174.5)
Long-term debt	(0.1)
Deferred income tax liabilities	(81.6)

Total	1,307.3

Presentation of Financial Information
In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when financial information for the fiscal year ended September 30, 2008, is presented, including the results of operations, the information presented is the mathematical combination of the relevant financial information of the Predecessor (from October 1, 2007, to February 25, 2008) and the Successor (from February 26, 2008, to September 30, 2008) for such period. This mathematical combination is presented because we believe it assists in a reader’s analysis of our fiscal years 2010 and 2009 results as compared to our fiscal year 2008 results in comparable time periods. However, this approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the February 2008 Transactions and the lack of substantial debt outstanding of the Predecessor as compared to the Successor. In addition, the “combined” financial information has not been prepared as pro forma information and does not reflect all of the adjustments that would be required if the results and cash flows for the period were reflected on a pro forma basis. Furthermore, this financial information may not reflect the actual financial results we would have achieved if the February 2008 Transactions had occurred prior to such period and may not be predictive of future financial results.
FINANCIAL OVERVIEW FOR FISCAL YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008
This discussion and analysis is based on our audited annual consolidated financial statements and the related notes thereto reported under U.S. GAAP. For a description of our products, see the section entitled “Business Products”.
For the fiscal year ended September 30, 2010, total revenue was $354.6 million ($416.9 million in fiscal year 2009 and $381.8 million in fiscal year 2008), operating loss was $103.6 million ($33.6 million of operating income in fiscal year 2009 and $244.3 million of operating loss in fiscal year 2008) and net loss was $170.4 million ($7.9 million of net loss in fiscal year 2009 and $272.2 million of net loss in fiscal year 2008). Net product sales in the U.S. were $259.0 million (73.0% of net product sales) for the fiscal year ended September 30, 2010, compared to $319.6 million (78.0% of net product sales) for the fiscal year ended September 30, 2009, and $280.4 million (73.4% of net product sales) for the fiscal year ended September 30, 2008. In the European Union, net product sales were $63.2 million (17.8% of net product sales) for the fiscal year ended September 30, 2010, compared to $58.7 million (14.3% of net product sales) for the fiscal year ended September 30, 2009, and $66.0 million (17.3% of net product sales) for the fiscal year ended September 30, 2008. In Canada, net product sales were $32.4 million (9.1% of net product sales) for the fiscal year ended September 30, 2010, compared to $30.9 million (7.5% of net product sales) for the fiscal year ended September 30, 2009, and $34.9 million (9.1% of net product sales) for the fiscal year ended September 30, 2008.
Unapproved pancreatic enzyme products (“PEPs”) event
As previously disclosed, we ceased distributing our ULTRASE MT and VIOKASE product lines in the U.S. effective April 28, 2010. ULTRASE MT and VIOKASE have accounted for approximately 19% of our total net sales in the last three fiscal years ended September 30, 2009.
This action was taken as we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products. . We also interrupted shipments of ULTRASE MT from the U.S. to Canada and export markets to allow time for the FDA to review our request confirming that applicable export requirements were being met. As of September 30, 2010, this interruption of shipments was still in place.

We completed the initial submission of our NDA for ULTRASE MT and, in the fourth quarter of fiscal 2008, received a first complete response letter from the FDA. Further to the filing of our response to this letter, we received a second complete response letter from the FDA in the fourth quarter of fiscal 2009. On May 5, 2010 the FDA issued an additional complete response with respect to our NDA for ULTRASE MT. As was the case with prior letters, the FDA requires that deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient of ULTRASE MT be addressed before approval can be granted. We have submitted our response to this letter to the FDA that confirmed a November 28, 2010 Prescription Drug User Fee Act, or PDUFA, date for our ULTRASE MT NDA.
The submission of our rolling NDA for VIOKASE was completed in the first quarter of fiscal 2010. At the time we completed this submission we requested a priority review and the FDA advised us in the second quarter of fiscal 2010 that it would not grant a priority review for this NDA. The initial PDUFA date for VIOKASE was August 30, 2010. In August 2010, we received feedback from the FDA regarding the timeline to review the VIOKASE NDA. At that time, the FDA indicated that the review was progressing but postponed the PDUFA date to November 30, 2010 to allow more time to complete their review.
On November 28, 2010, the FDA issued complete response letters regarding the NDAs for ULTRASE MT and VIOKASE. The letters require that unresolved deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient for both ULTRASE MT and VIOKASE be addressed before approval can be granted. The letters also require that deficiencies identified in an FDA inspection of such manufacturer must be resolved before the NDAs can be approved. We are in ongoing discussions with the FDA and continue to work with the manufacturer of the active pharmaceutical ingredient to address the remaining open issues identified by the FDA, as soon as possible. However, those remaining issues do not require additional clinical studies.
As a result of taking steps to cease distribution of ULTRASE MT and VIOKASE and in accordance with U.S. GAAP, we recorded an additional $23.4 million sales deduction reserve for the fiscal year ended September 30, 2010. This reserve was an estimate of our liability for ULTRASE MT and VIOKASE that may be returned by the original purchaser under our DSAs or applicable return policies as well as other incremental sales deductions that may be incurred in addition to those previously recorded for ULTRASE MT and VIOKASE prior to the PEPs event. The cease distribution order issued by the FDA was not considered as a product recall. This reserve was based on management estimates of ULTRASE MT and VIOKASE inventory in the distribution channel, assumptions on related expiration dates of this inventory as well as estimated erosion of ULTRASE MT and VIOKASE demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE MT and VIOKASE, actual return activity and other factors. As at September 30, 2010, the remaining PEP liability reserve balance was $11.0 million which is equal to sales value of the estimated remaining inventory in the distribution channel as at September 30, 2010.
We recorded a charge of $44.9 million during the fiscal year ended September 30, 2010, to cost of goods sold to reduce inventories to their net realizable value and for estimated loss for purchase and other materials and supply commitments related to ULTRASE MT and VIOKASE products. We recorded this charge for inventory related to ULTRASE MT and VIOKASE, in light of the fact that these products did not obtain regulatory approval by the April 28, 2010 deadline established by the FDA.
This event has also resulted in a change in circumstance that caused us to review the carrying value of our U.S. reporting unit long lived intangible assets, including goodwill. Based on this review, an impairment charge of $107.2 million was recorded during the fiscal year ended September 30, 2010.
The income tax benefits of the above charges were estimated and an additional $31.1 million was recorded in income taxes benefit during the fiscal year ended September 30, 2010. We also recorded an increase in valuation allowance on deferred tax assets of $57.2 million during the fiscal year ended September 30, 2010.
The charges that we have taken as a result of having ceased distribution of our PEPs reflect many subjective estimates that were required to be made by management. These estimates include:
a)	The quantity and expiration dates of PEPs inventory in the distribution channel;

b)	Short-term prescription demand during the period of time during which the products continued to be available at the pharmacy level;

c)	Assumptions regarding the probability of obtaining an eventual NDA approval for our PEPs and the time required for such approval;

d)	Assumptions regarding market share growth after an eventual re-launch of our PEPs; and

e)	Other factors.
In future periods, we will monitor and review the assumptions and estimates and will prospectively record changes to provisions reflected in the fiscal year ended September 30, 2010.
The following table summarizes the assessment by management of the impacts of our ceasing to distribute ULTRASE MT and VIOKASE, or the “unapproved PEPs event’’ as it is sometimes referred to herein, on our consolidated financial statements of operations for the fiscal year ended September 30, 2010:

For the fiscal
year ended
September 30,
(in millions of U.S. dollars)	2010
$
Net product sales (increase in product returns)	(23.4)

Cost of goods sold (inventory net realizable value adjustment and estimated loss for purchase and other materials and supply commitments)	44.9
Impairment of intangible assets and goodwill	107.2
Selling and administrative expenses (decrease in stock-based compensation expense)	(4.9)

Total operating expenses	147.2

Operating loss	(170.6)
Income tax expense (tax benefit of above items, net of an increase in valuation allowance)	26.1

Net loss	(196.7)

Financial highlights

	September 30,	September 30,
(in millions of U.S. dollars)	2010	2009
	$	$
Total assets	713.2	914.6
Long-term debt (a)	594.5	613.3
Shareholders’ equity (deficiency)	(21.0)	163.8

(a)	Including the current portion

				For the	For the
	For the fiscal	For the fiscal	For the fiscal	seven-month	five-month
	year ended	year ended	year ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,	February 25,
(in millions of U.S. dollars)	2010	2009	2008	2008	2008
			Combined
			Predecessor/
	Successor	Successor	Successor	Successor	Predecessor
	$	$	$	$	$
Total revenue	354.6	416.9	381.8	223.2	158.6
EBITDA (1)	(34.1)	97.7	(197.1)	(230.7)	33.6
Adjusted EBITDA (1)	162.4	172.8	154.6	84.5	70.1
Net income (loss)	(170.4)	(7.9)	(272.2)	(289.3)	17.1

(1)	A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the fiscal years ended September 30, 2010, 2009 and 2008 are as follows:

				For the	For the
	For the fiscal	For the fiscal	For the fiscal	seven-month	five-month
	year ended	year ended	year ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,	February 25,
(in millions of U.S. dollars)	2010	2009	2008	2008	2008
			Combined
			Predecessor/
	Successor	Successor	Successor	Successor	Predecessor
	$	$	$	$	$
Net income (loss)	(170.4)	(7.9)	(272.2)	(289.3)	17.1
Financial expenses	65.0	69.8	41.8	41.5	0.3
Interest income	(0.7)	(0.4)	(6.2)	(0.8)	(5.4)
Income tax expense (benefit)	11.0	(24.1)	(5.7)	(17.7)	12.0
Depreciation and amortization	61.0	60.3	45.2	35.6	9.6

EBITDA i)	(34.1)	97.7	(197.1)	(230.7)	33.6
Transaction, integration, refinancing costs and other payments to third parties a)	9.0	7.8	39.1	12.6	26.5
Management fees b)	4.4	5.4	0.1	0.1	—
Stock-based compensation expense excluding impact of the unapproved PEPs event c)	4.5	6.2	17.4	7.4	10.0
Impairment of intangible assets and goodwill related to the unapproved PEPs event d)	107.2	—	—	—	—
Partial write-down of intangible assets e)	—	55.7	—	—	—
Other adjustments related to the unapproved PEPs event f)	63.4	—	—	—	—
Acquired in-process research g)	8.0	—	272.4	272.4	—
Inventory stepped-up value expenses h)	—	—	22.7	22.7	—

Adjusted EBITDA i)	162.4	172.8	154.6	84.5	70.1

a)	Represents integration and refinancing costs as well as due diligence costs related to certain non-recurring transactions, payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.

c)	Represents stock-based employee compensation expense under the provisions of FASB guidance, excluding the impact of the unapproved PEPs event.

d)	Intangible assets and goodwill impairment charges related to the unapproved PEPs event.

e)	Partial write-down of intangible assets related to URSO products.

f)	Adjustments and other charges related to the unapproved PEPs event, including an additional product returns and other sales deduction provision of $23.4 million during the fiscal year ended September 30, 2010, inventory net realizable value adjustment and accrual for purchases and other materials and supply commitments of $44.9 million during the fiscal year ended September 30, 2010, and a stock-based compensation recovery of $4.9 million during the fiscal year ended September 30, 2010.

g)	Represents the acquired in-process research.

h)	Represents inventories stepped-up value, arising from the February 2008 Transactions, expensed as acquired inventory is sold.

i)	EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and Credit Facility further described in the section “Liquidity and Capital Resources—Long-term Debt and New Senior Secured Credit Facility”. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indentures and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
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
Fiscal year ended September 30, 2010, compared to fiscal year ended September 30, 2009
Overview of results of operations

	For the fiscal	For the fiscal
	year ended	year ended
	September 30,	September 30,
(in millions of U.S. dollars)	2010	2009	Change
	$	$	$	%
Net product sales b)	354.6	409.8	(55.2)	(13.5)
Other revenue	—	7.1	(7.1)	(100.0)

Total revenue	354.6	416.9	(62.3)	(14.9)

Cost of goods sold a) b)	130.9	103.0	27.9	27.1
Selling and administration expenses a) b)	115.0	122.9	(7.9)	(6.4)
Management fees	4.4	5.4	(1.0)	(18.5)
Research and development expenses a)	31.7	36.0	(4.3)	(11.9)
Acquired in-process research	8.0	—	8.0	—
Depreciation and amortization	61.0	60.3	0.7	1.2
Impairment of intangible assets and goodwill b)	107.2	55.7	51.5	92.5

Total operating expenses	458.2	383.3	74.9	19.5

Operating income (loss)	(103.6)	33.6	(137.2)	(408.3)

Financial expenses	65.0	69.8	(4.8)	(6.9)
Interest income	(0.7)	(0.4)	(0.3)	(75.0)
Other income	(9.7)	(3.5)	(6.2)	(177.1)
Loss (gain) on foreign currencies	1.2	(0.3)	1.5	500.0

Total other expenses	55.8	65.6	(9.8)	(14.9)

Income (loss) before income taxes	(159.4)	(32.0)	(127.4)	(398.1)
Income taxes expense (benefit) b)	11.0	(24.1)	35.1	145.6

Net income (loss)	(170.4)	(7.9)	(162.5)	(2,057.0)

a)	Exclusive of depreciation and amortization

b)	2010 includes charges related to the unapproved PEPs event

Net product sales
For the fiscal year ended September 30, 2010, net product sales were $354.6 million compared to $409.8 million for the preceding fiscal year, a decrease of 13.5%.
This decrease was primarily derived from lower sales in the U.S., which amounted to $259.0 million for the fiscal year ended September 30, 2010, compared to $319.6 million for the preceding fiscal year, a decrease of 19.0%. The decrease in sales in the U.S. is mainly due to the effects of the unapproved PEPs event and the continued decrease in sales of certain of our URSO branded products. This decrease in URSO sales resulted from the entry on the U.S. market of generic versions of URSO 250 and URSO FORTE following their approval by the Office of Generic Drugs on May 13, 2009, combined with increases in sales deductions discussed hereafter in the gross-to-net product sales analysis.
Net product sales in the European Union increased 7.7%, to $63.2 million for the fiscal year ended September 30, 2010, from $58.7 million for the preceding fiscal year. The increase in sales resulted primarily from higher sales volume of DELURSAN, and the introduction of a new product, FLEET PHOSPHO-SODA in our distribution channel.
Net product sales in Canada increased 4.9%, to $32.4 million for the fiscal year ended September 30, 2010, from $30.9 million for the preceding fiscal year. The increase in sales resulted primarily from the positive impact of currency fluctuations compared to the preceding fiscal year, as the value of the Canadian dollar improved against the U.S. dollar by 10.9%. This increase was partially offset by the decrease in sales of certain products.
Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

	For the fiscal	For the fiscal
	year ended	year ended
	September 30,	September 30,
(in millions of U.S. dollars)	2010	2009	Change
	$	$	$	%
Gross product sales	474.6	503.1	(28.5)	(5.7)

Gross-to-net product sales adjustments
Product returns	9.3	10.7	(1.4)	(13.1)
Chargebacks	37.3	33.7	3.6	10.7
Contract rebates	36.3	36.5	(0.2)	(0.5)
DSA fees	5.6	3.6	2.0	55.6
Discounts and other allowances	8.1	8.8	(0.7)	(8.0)
Provisions related to the unapproved PEPs event	23.4	—	23.4	—

Total gross-to-net product sales adjustments	120.0	93.3	26.7	28.6

Total net product sales	354.6	409.8	(55.2)	(13.5)

Product returns, contract rebates, DSA fees, discounts and other allowances totalled $120.0 million (25.3% of gross product sales) for the fiscal year ended September 30, 2010, compared to $93.3 million (18.5% of gross product sales) for the preceding fiscal year. The increase in total deductions as a percentage of gross product sales was mainly due to the additional provision of $23.4 million for the fiscal year ended September 30, 2010, related to the unapproved PEPs event and to an increase of 1.2% in chargebacks. The increase in chargebacks is primarily due to Medicaid and the Affordable Care Act.
In May 2009, we entered into an agreement with the Department of Defense, or DOD, to remain eligible for inclusion on the DOD’s formulary and pursuant to which we agreed to pay rebates under the TRICARE retail pharmacy program. We began accounting for these rebates in the third quarter of fiscal year 2009. Under its contracting process, the DOD is further seeking rebates from pharmaceutical manufacturers on all prescriptions of covered prescription drugs filled under TRICARE from January 28, 2008, forward, unless DOD agrees to a waiver or compromise of amounts due. On November 30, 2009, in litigations initiated by third parties seeking to have the DOD’s ability to seek retroactive rebates invalidated, the Court affirmed DOD’s position that it is entitled to retroactive refunds on prescriptions filled on or after January 28, 2008. In October 2010, the DOD affirmed its former rulemaking which was the subject of litigation and its intention to seek to collect rebates for periods prior to the contract date. We have estimated that our exposure to the retroactive rebates claimed by the DOD would not be material and have recorded an accrual in fiscal year 2010.
Deductions also increased due to increases in DSA fees resulting from new DSA agreements signed with two additional U.S. wholesalers during the previous year.

     Affordable Care Act
The Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010, known together as the Affordable Care Act, enacted in the U.S in March 2010 contain several provisions that could impact our business.
Although many provisions of the new legislation do not take effect immediately, several provisions became effective during the fiscal year ended September 30, 2010. These include (1) an increase in the minimum Medicaid rebate to States participating in the Medicaid program on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Service Act drug pricing program, which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals, and rural referral centers.
In addition, beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries for any covered prescription drugs purchased during a Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, new fees will be assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare Parts B and D, Medicaid, Department of Veterans Affairs and Department of Defense programs and TRICARE retail pharmacy program) made during the previous fiscal year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. The Internal Revenue Service, or IRS, has issued guidance for calculating preliminary fees, but there is still uncertainty as to final implementation, since the IRS has requested public comment and may make changes in response. The new law also imposes a 2.3% excise tax on sales of certain taxable medical devices that are made after December 31, 2012, including our FLUTTER mucus clearance device. Further, effective March 31, 2013, the law requires pharmaceutical, medical device, biological, and medical supply manufacturers to begin reporting to the federal government the payments they make to physicians and teaching hospitals, and physician ownership interests in those entities. The law also provides for the creation of an abbreviated regulatory pathway for FDA approval of biosimilars and interchangeable biosimilar products. While creation of the biosimilars program is authorized as of passage of the legislation in 2010, the process of creating the regulatory pathway for approval of biosimilars will likely be lengthy, and the FDA is in the process of soliciting public input.
The impact in terms of additional reserves recorded in contract rebates has been $1.8 million for the fiscal year ended September 30, 2010. However, we continue to assess the full extent of this legislation’s longer-term impact on our business. While certain aspects of the new legislation implemented in 2010 are expected to reduce our revenues in future years, other provisions of this legislation may offset, at some level, any reduction in revenues when these provisions become effective. In future years, based on our understanding, these other provisions are expected to result in higher revenues due to an increase in the total number of patients covered by health insurance and an expectation that existing insurance coverage will provide more comprehensive consumer protections. This would include a federal subsidy for a portion of a beneficiary’s out-of-pocket cost under Medicare Part D. However, these higher revenues will be negatively impacted by the branded prescription drug manufacturers’ fee.
     Performance of our main product lines
Variations in sales performance in fiscal year 2010 versus the preceding fiscal year were the result of a combination of changes in sales volume as well as price increases.
Key sales figures for our main product lines for the fiscal year 2010 are as follows:
•	Sales of pancreatic enzyme products (ULTRASE, PANZYTRAT and VIOKASE) decreased $44.5 million (39.5%) to $68.3 million from $112.8 million for the preceding fiscal year mainly due to decreases in sales volume as a result of the unapproved PEPs event.

•	Sales of ursodiol products (URSO, URSO 250, URSO FORTE, URSO DS and DELURSAN,) decreased $29.3 million (39.6%) to $44.6 million from $73.9 million for the preceding fiscal year. This decrease resulted mainly in sales volume from the entry of generic versions of URSO 250 and URSO FORTE on the U.S. market, approved by the Office of Generic Drugs on May 13, 2009.

•	Sales of mesalamine products (CANASA and SALOFALK) decreased $3.0 million (2.9%) to $100.7 million from $103.7 million for the preceding fiscal year.

•	Sales of sucralfate products (CARAFATE and SULCRATE) increased $18.0 million (26.3%) to $86.5 million from $68.5 million for the preceding fiscal year. The increase mainly resulted from price increases announced during the preceding fiscal year and, to a lesser extent, from an increase in prescription volumes.

•	Sales of other products increased $3.6 million (7.1%) to $54.5 million from $50.9 million for the preceding fiscal year.
Other revenue
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
Cost of goods sold
Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing. We outsource most of our manufacturing requirements. For the fiscal year ended September 30, 2010, cost of goods sold increased $27.9 million (27.1%) to $130.9 million from $103.0 million for the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the fiscal year ended September 30, 2010, increased compared to the preceding fiscal year from 25.1% to 36.9%. The increase in cost of goods sold is mostly due to adjustments to reduce certain inventory to net realizable value and purchase commitments reserves related to the unapproved PEPs event that amounted to $44.9 million (12.7% of net product sales) for the fiscal year ended September 30, 2010,. Excluding the impact related to the unapproved PEPs event, cost of goods sold as a percentage of net product sales would have been 22.8% for the fiscal year ended September 30, 2010.
Selling and administrative expenses
Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the fiscal year ended September 30, 2010, selling and administrative expenses decreased $7.9 million (6.4%) to $115.0 million from $122.9 million for the preceding fiscal year. This decrease in selling and administrative expenses is mainly due to a reduction of PEPs marketing expenses combined with the adjustment of $6.5 million for stock-based compensation further to changes in assumptions affecting our valuation of these expenses primarily due to the impact of the unapproved PEPs event on our business amounting to $4.9 million. This decrease was partially offset by an increase in non-recurring professional fees.
Management fees
Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. For the fiscal year ended September 30, 2010, management fees decreased $1.0 million (18.5%) to $4.4 million from $5.4 million for the preceding fiscal year. The variance was due to the fact that historically, these fees were previously unallocated to subsidiaries of Axcan Holdings Inc., the indirect parent company of Axcan Intermediate Holdings Inc. In the fiscal year ended September 30, 2009, they were allocated from the closing date of February 2008 Transactions based on revenue.
Research and development expenses
Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the fiscal year ended September 30, 2010, research and development expenses decreased $4.3 million (11.9%) to $31.7 million, from $36.0 million for the preceding fiscal year. The research and development expenses include a reduction in expenses related to the development work on PEPs and European clinical trial costs for PYLERA as compared to the previous fiscal year. This decrease was offset by the effect of foreign currencies on some of our expenses denominated in Canadian dollars and in Euros.
Acquired in-process research
During the fiscal year ended September 30, 2010, we entered into an asset purchase and license agreement to acquire rights in and to the intellectual property, assigned contracts, permits and inventories related to a compound to be used in the development of an undisclosed product in the field of gastroenterology. Certain other rights were licensed under the agreement. Pursuant to the agreement, we made an upfront payment of $8.0 million on closing and will make additional payments of up to $86.0 million may be required based on the achievement of certain development, regulatory and commercialization milestones. In addition, we will pay royalties on the basis of net sales. We completed the asset acquisition in April 2010 and recorded an expense of $8.0 million for the payment of acquired in-process research in the third quarter of fiscal year 2010.
Depreciation and amortization
Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the fiscal year ended September 30, 2010, depreciation and amortization increased $0.7 million (1.2%) to $61.0 million from $60.3 million for the preceding fiscal year.
Impairment of intangible assets and goodwill
The value of goodwill and intangible assets with an indefinite life are subject to an annual impairment test unless events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The intangible assets with a finite life and property, plant and equipment are subject to an impairment test whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. As a result of the unapproved PEPs event, we compared the carrying value of the intangible assets with a finite life affected by the unapproved PEPs event to estimated future undiscounted cash flows. The change in circumstances associated with the unapproved PEPs event also caused us to review the carrying value of our long lived intangible assets including goodwill. Based on this review, an impairment charge of $107.2 million was recorded during the fiscal year ended September 30, 2010, reflecting charges of $91.4 million for the goodwill allocated to our U.S. reporting unit and of $15.8 million related to finite life intangible assets.
As a result of certain factors related to the ongoing marketing of certain of our products including the approval of a generic formulation of URSO 250 and URSO FORTE, during the fiscal year ended September 30, 2009, we reviewed the carrying amount of our intangible assets specifically related to these products. Based on a discounted cash-flow analysis and market prices, we concluded that a $55.7 million reduction to the carrying value of the related intangible assets totalling $83.7 million prior to the write-down was required in that year.
Financial expenses
Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the fiscal year ended September 30, 2010, financial expenses decreased $4.8 million (6.9%) to $65.0 million from $69.8 million for the preceding fiscal year. The decrease in financial expenses is mainly due to the reduction of interest on long-term debt of $3.2 million as a result of the decrease in interest rates combined with lower capital outstanding and the change in the fair value of derivatives of $1.2 million. We also had two interest rate swaps with a combined notional amount of $63.0 million that were designated as cash-flow hedges of interest rate risk. These swaps matured during the three-month period ended March 31, 2010, and were not renewed.
Interest income
For the fiscal year ended September 30, 2010, total interest income increased $0.3 million (75.0%) to $0.7 million from $0.4 million for the preceding fiscal year. This increase is mainly due to the increase in our cash and cash equivalent investments.
Other income
We initiated claims in damages under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE. During the fiscal year ended September 30, 2009, a settlement arrangement with respect to these claims was entered into with certain of these defendants and in the second quarter of fiscal 2010, another settlement agreement was entered into with the remaining defendants. Pursuant to each of the agreements, the settling defendants agreed to pay a confidential global amount in one or several installments; all of which have now been paid. Additionally, in the fourth quarter of fiscal year 2010, pursuant to the settlement of another matter in which we were a defendant, we received compensation for legal fees incurred by reason of having to defend against unfounded claims made by the plaintiff. A total amount of $9,704,000 was paid to us during the fiscal year ended September 30, 2010, ($3,500,000 during the fiscal year ended September 30, 2009) in respect of these settlement agreements. These amounts were recorded as other income in the statement of operations.
Income taxes
For the fiscal year ended September 30, 2010, income tax expense amounted to $11.0 million compared to an income tax benefit of $24.1 million for the preceding fiscal year. The effective tax rate was minus 6.9% for the fiscal year ended September 30, 2010, compared to 75.3% for the preceding fiscal year. The effective tax rate for the fiscal year ended September 30, 2010, is affected by a number of elements, the most important being the non-deductible provisions related to the unapproved PEPs event and the valuation allowance taken against deferred tax assets attributable to the U.S. reporting unit. During the fiscal year ended September 30, 2010, we recorded a valuation allowance of $57.5 million against our net deferred tax assets mostly attributable to the U.S. reporting unit. If, in future periods, the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded.
The difference between our effective tax rate and the statutory income tax rate is summarized as follows:

	For the fiscal		For the fiscal
	year ended		year ended
	September 30,		September 30,
(in millions of US dollars)	2010		2009
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(55.8)	35.00	(11.2)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	0.01	0.0	(0.91)	0.3
Difference with foreign tax rates	1.70	(2.7)	8.10	(2.6)
Valuation allowance	(36.09)	57.5	(2.30)	0.7
Tax benefit arising from a financing structure	11.18	(17.8)	44.46	(14.2)
Non-deductible items	(21.89)	34.9	(9.72)	3.1
Investment tax credits	0.96	(1.5)	4.24	(1.3)
State taxes	1.95	(3.1)	(0.34)	0.1
Other	0.31	(0.5)	(3.22)	1.0

	(6.87)	11.0	75.31	(24.1)

Net loss
For the fiscal year ended September 30, 2010, net loss increased $162.5 million to $170.4 million from $7.9 million for the preceding fiscal year. The increase in net loss for is mainly due to the impacts of the unapproved PEPs event amounting to $196.7 million for the fiscal year ended September 30, 2010. This increase in net loss was partially offset by the partial write-down of intangible assets related to our URSO products amounting to $55.7 million which was recorded during the fiscal year ended September 30, 2009.
Balance sheets as at September 30, 2010, and September 30, 2009
The following table summarizes balance sheet information as at September 30, 2010, compared to September 30, 2009.

	As at September 30,
(in millions of U.S. dollars)	2010	2009	Change
	$	$	$	%
Cash and cash equivalents	161.5	126.4	35.1	27.8
Current assets	226.7	250.7	(24.0)	(9.6)
Total assets	713.2	914.6	(201.4)	(22.0)
Current liabilities	111.3	121.0	(9.7)	(8.0)
Long-term debt	581.3	582.6	(1.3)	(0.2)
Total liabilities	734.2	750.8	(16.6)	(2.2)
Shareholders’ equity (deficiency)	(21.0)	163.8	(184.8)	(112.8)
Working capital	115.4	129.7	(14.3)	(11.0)
Working capital decreased by $14.3 million (11.0%) to $115.4 million as at September 30, 2010, from $129.7 million as at September 30, 2009. This decrease was mainly due to net working capital adjustments of $59.6 million related to the unapproved PEPs event. This decrease was partially offset by an increase in cash and cash equivalents of $35.1 million from operating activities and the reduction in installments on long-term debt. Pursuant to our credit agreement we are required to annually prepay amounts equal to a portion of our annual excess cash flow, as defined under our credit agreement. For fiscal year 2010, we will be required to offer to prepay $13.2 million of outstanding term loans in the first quarter of fiscal year 2011 ($17.6 million for the fiscal year ended September 30, 2009, was paid in the first quarter of fiscal year 2010). As allowed by the credit agreement, the prepayment is applied to the remaining scheduled installments of principal in direct order of maturity and the current portion of long-term debt was reduced accordingly.
Total assets decreased $201.4 million (22.0%) to $713.2 million as at September 30, 2010, from $914.6 million as at September 30, 2009. This decrease was mainly due to the adjustments related to the unapproved PEPs event amounting to $165.9 million. Long-term debt decreased $1.3 million (0.2%) to $581.3 million as at September 30, 2010, from $582.6 million as at September 30, 2009.

Fiscal year ended September 30, 2009, compared to fiscal year ended September 30, 2008
Overview of results of operations

			For the	For the
	For the fiscal	For the fiscal	seven-month	five-month
	year ended	year ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
(in millions of U.S. dollars)	2009	2008	2008	2008	Change
		Non U.S.
		GAAP
		Combined
		Predecessor/
	Successor	Successor	Successor	Predecessor
	$	$	$	$	$	%
Net product sales	409.8	381.8	223.2	158.6	28.0	7.3
Other revenue	7.1	—	—	—	7.1	—

Total revenue	416.9	381.8	223.2	158.6	35.1	9.2

Cost of goods sold a)	103.0	115.9	77.2	38.7	(12.9)	(11.1)
Selling and administration expenses a)	122.9	164.4	88.2	76.2	(41.5)	(25.2)
Management fees	5.4	0.1	0.1	—	5.3	5,300.0
Research and development expenses a)	36.0	28.1	17.8	10.3	7.9	28.1
Acquired in-process research	—	272.4	272.4	—	(272.4)	(100.0)
Depreciation and amortization	60.3	45.2	35.6	9.6	15.1	33.4
Partial write-down of intangible assets	55.7	—	—	—	55.7	—

Total operating expenses	383.3	626.1	491.3	134.8	(242.8)	(38.8)

Operating income (loss)	33.6	(244.3)	(268.1)	23.8	277.9	113.8

Financial expenses	69.8	41.8	41.5	0.3	28.0	67.0
Interest income	(0.4)	(6.2)	(0.8)	(5.4)	5.8	93.5
Other income	(3.5)	—	—	—	(3.5)	—
Gain on foreign currencies	(0.3)	(2.0)	(1.8)	(0.2)	1.7	85.0

Total other expenses (income)	65.6	33.6	38.9	(5.3)	32.0	95.2

Income (loss) before income taxes	(32.0)	(277.9)	(307.0)	29.1	245.9	88.5
Income taxes expense (benefit)	(24.1)	(5.7)	(17.7)	12.0	(18.4)	(322.8)

Net income (loss)	(7.9)	(272.2)	(289.3)	17.1	264.3	97.1

a)	Exclusive of depreciation and amortization
Net product sales
For the fiscal year ended September 30, 2009, revenue was $409.8 million compared to $381.8 million for the preceding fiscal year, an increase of 7.3%.
The increase was primarily derived from higher sales in the U.S., which amounted to $319.6 million for the fiscal year ended September 30, 2009, compared to $280.4 million for the fiscal year ended September 30, 2008, an increase of 14.0%. The increase in sales in the U.S. is mainly due to the combined effect of price increases on our products announced during the fiscal year and a change in prescription rates for these products compared to the previous fiscal year. It was partially offset by increases in sales deduction as well as the decreases in sale of certain of our URSO branded products resulting from the entry of generic versions of URSO 250 and URSO FORTE on the U.S. market, approved by the Office of Generic Drugs on May 13, 2009. On July 2, 2009, Axcan and Prasco Laboratories announced that they had entered into an agreement under which Prasco would market and sell an authorized generic of URSO 250 and URSO FORTE in the U.S. market. In addition, we also announced a price increase for our URSO products in the United States. Despite measures taken to defend our URSO franchise in this market, we expect future sales to continue to decline.
Net product sales in the European Union decreased 11.1%, from $66.0 million for the fiscal year ended September 30, 2008, to $58.7 million for the fiscal year ended September 30, 2009. The decline in sales resulted principally from the negative impact of currency fluctuations compared to the preceding fiscal year as the value of the Euro depreciated against the U.S. dollar by 11.6%.
Net product sales in Canada decreased 11.5% from $34.9 million for the fiscal year ended September 30, 2008, to $30.9 million for the fiscal year ended September 30, 2009. The decline in sales resulted from the negative impact of currency fluctuations compared to the preceding fiscal year as the value of the Canadian dollar depreciated against the U.S. dollar by 17.0% partially offset by an increase in sales of SALOFALK products.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

	For the fiscal	For the fiscal
	year ended	year ended
	September 30,	September 30,
(in millions of U.S. dollars)	2009	2008	Change
		Combined
		Predecessor/
	Successor	Successor
	$	$	$	%
Gross product sales	503.1	447.1	56.0	12.5

Gross-to-net product sales adjustments
Product returns	10.7	9.2	1.5	16.3
Chargebacks	33.7	20.6	13.1	63.6
Contract rebates	36.5	25.3	11.2	44.3
DSA fees	3.6	2.1	1.5	71.4
Discounts and other allowances	8.8	8.1	0.7	8.6

Total gross-to-net product sales adjustments	93.3	65.3	28.0	42.9

Total net product sales	409.8	381.8	28.0	7.3

Product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances totalled $93.3 million (18.5% of gross product sales) for the fiscal year ended September 30, 2009, and $65.3 million (14.6% of gross product sales) for the fiscal year ended September 30, 2008. The increase in total deductions as a percentage of gross product sales was partly due to an increase of 2.1% in chargebacks and 1.6% in contract rebates. The increase in chargebacks and contract rebates is primarily due to the fact that we have fixed price contracts with certain third party payors which, as a result of price increases announced during the fiscal year, resulted in a greater rebate as a percentage of sales being awarded under those contracts. Estimated chargebacks and rebates are recorded at the time revenue is recognized and are based on the latest information available at that time, including estimated inventory levels in the distribution channel.
Furthermore, as a result of the approval of generic version of our URSO products in the U.S., we expect the future sales of our URSO product line to be significantly less than historical sales. As at September 30, 2009, an additional reserve of $1.9 million was recorded to reflect our estimated liability for URSO related chargebacks and rebates. This estimate was developed based on the following:
•	our estimate of future demand for URSO based on the actual erosion of product demand for several comparable products that were previously genericized, and the actual demand for URSO experienced during 2009 subsequent to the generic approvals and launch;

•	our estimate of chargeback and rebate activity based on actual chargeback and rebate activity during fiscal year 2009 subsequent to the generic approvals and launch; and

•	other relevant factors.
Deductions also increased due to increases in DSA fees resulting from new DSA agreements signed with two additional U.S. wholesalers during the fiscal year 2009.
Performance of our main product lines
Variations in sales performance in fiscal year 2009 versus the preceding fiscal year were the result of a combination of sales volume and price increases.
Key sales figures for our main product lines for the fiscal year 2009 were as follows:
•	Sales of pancreatic enzyme products (ULTRASE, PANZYTRAT and VIOKASE) amounted to $112.8 million, an increase of 24.1% over fiscal year 2008. Sales during the fiscal year were favorably affected by an increase in both price and prescription volumes. Most unbranded pancreatic enzyme products for which a new drug application (NDA) had not been submitted by April 2009 have been withdrawn from the market, leaving room for ULTRASE and VIOKASE to capture a portion of their market share in the U.S. market.

•	Sales of ursodiol products (URSO, URSO 250, URSO FORTE, URSO DS and DELURSAN,) decreased 19.9% from fiscal year 2008 to $73.9 million. This decrease resulted from the entry of generic versions of URSO 250 and URSO FORTE on the U.S. market, approved by the Office of Generic Drugs on May 13, 2009. This decrease was partially offset by price increases announced on our URSO 250 and URSO FORTE branded products, and by sales generated from the launch of our authorized generic version of these ursodiol products.

•	Sales of mesalamine products (CANASA and SALOFALK) amounted to $103.7 million, a 11.3% increase from the prior fiscal year. The increase was attributed to price increases announced during the fiscal year.

•	Sales of sucralfate products (CARAFATE and SULCRATE) amounted to $68.5 million, an increase of 30.5% over the prior fiscal year. The increase mainly resulted from price increases announced during the fiscal year and from an increase in prescription volumes.

•	Sales of other products amounted to $50.9 million, a 3.6% decrease over the prior fiscal year. This decrease mainly results from foreign exchange effect on foreign denominated sales.
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
Cost of goods sold
Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing. We outsource most of our manufacturing requirements. For the fiscal year ended September 30, 2009, cost of goods sold decreased $12.9 million (11.1%) to $103.0 million from $115.9 million for the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the fiscal year ended September 30, 2009, decreased as compared to the preceding fiscal year from 30.4% to 25.1%. As part of the purchase price allocation for the Acquisition, the book value of inventory acquired was stepped-up to fair value by $22.7 million as of February 25, 2008. The stepped-up value was recorded in fiscal year 2008 as a charge to cost of goods sold until acquired inventory was sold. Without this additional charge, cost of goods sold as a percentage of net product sales would have been 24.4% for the fiscal year ended September 30, 2008. During fiscal year 2009, we also incurred a charge of $3.1 million related to the carrying value of certain of our third party manufactured inventory.
Selling and administrative expenses
Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the fiscal year ended September 30, 2009, selling and administrative expenses decreased $41.5 million (25.2%) to $122.9 million from $164.4 million for the preceding fiscal year. This decrease in selling and administrative expenses is largely attributable to the portion of investment banking and other professional fees charged to operations amounting to $42.2 million and the selling and administrative portion of stock-based compensation expenses amounting to $10.8 million both incurred in relation to the Acquisition and charged in the previous fiscal year, partially offset by an increase in sales force and direct marketing expenses incurred in the fiscal year ended September 30, 2009, as well as the favourable effect of foreign exchange on expenses incurred in our European and Canadian operations.
Management fees
Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. These fees were previously unallocated to subsidiaries of Axcan Holdings Inc., the indirect parent company of Axcan Intermediate Holdings Inc. As of September 30, 2009, they were allocated from the closing date of February 2008 Transactions based on revenue. For the fiscal year ended September 30, 2009, management fees amounted to $5.4 million, an increase of $5.3 million from of the preceding fiscal year.
Research and development expenses
Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the fiscal year ended September 30, 2009, research and development expenses increased $7.9 million (28.1%) to $36.0 million, from $28.1 million for the preceding fiscal year. This increase is mainly due to the development work and regulatory submission costs on pancreatic enzyme products and European clinical trial costs for PYLERA and professional fees related to strategic portfolio analysis. The increase is partially offset by the effect of foreign currency fluctuations on some of our expenses incurred in Canadian dollars and in Euros.
Acquired in-process research
The acquired in-process research of $272.4 million for the fiscal year ended September 30, 2008, relates to the intangible assets acquired in the Acquisition. The acquired in-process research represents the estimated fair value of acquired in-process R&D projects that had not yet reached technological feasibility at the time of the Acquisition and had no alternative future use. Accordingly, this amount was immediately expensed upon the Acquisition date. The value assigned to purchased in-process technology is mainly attributable to the following projects: CANASA MAX002, pancreatic enzymes, PYLERA in the European Union and Cx401.

Depreciation and amortization
Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the fiscal year ended September 30, 2009, depreciation and amortization increased $15.1 million (33.4%) to $60.3 million from $45.2 million for the preceding fiscal year. The increase for the fiscal year is due to the amortization of the stepped-up value of the intangible assets which were classified as intangible assets with a finite life following the February 2008 Transactions.
Partial write-down of intangible assets
We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value might not be recoverable. As a result of certain factors related to the ongoing marketing of certain of our products including the approval of a generic formulation of URSO 250 and URSO FORTE, we reviewed the carrying amount of our intangible assets specifically related to these products. During the fiscal year ended September 30, 2009, based on a discounted cash-flow analysis and market prices, we concluded that a $55.7 million reduction to the carrying value of the related intangible assets totalling $83.7 million prior to the write-down was required. In addition, the remaining amortizable life of these intangible assets was reduced to periods ranging from 6 months to 14 years.
Financial expenses
Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the fiscal year ended September 30, 2009, financial expenses increased $28.0 million (67.0%) to $69.8 million from $41.8 million for the preceding fiscal year. This increase is mainly due to an increase in the interest on long-term debt of $25.2 million to $61.8 million from $36.6 million for the preceding fiscal year due to the length of time the debt was outstanding in the comparable period last fiscal year.
Interest income
For the fiscal year ended September 30, 2009, total interest income decreased $5.8 million (93.5%) to $0.4 million from $6.2 million from the preceding fiscal year. This decrease is mainly due to the reduction in short-term investments resulting from the use of cash on hand for the February 2008 Transactions as well as lower rates paid on short-term investments compared to the previous fiscal year.
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
Income taxes
For the fiscal year ended September 30, 2009, income taxes benefits amounted to $24.1 million, compared to $5.7 million for the preceding fiscal year. The effective tax rate was 75.3% for the fiscal year ended September 30, 2009, compared to 2.1% for the fiscal year ended September 30, 2008. The effective tax rate for the fiscal year ended September 30, 2009, is affected by a number of elements, the most important being the tax benefit arising from a financing structure. The effective tax rate for the fiscal year ended September 30, 2008, was also greatly affected by the non-deductible nature of the acquired in-process research expense amounting to $272.4 million resulting from the Acquisition. If the effect of the acquired in-process research was removed, the effective tax rate would have been 104.8%. The difference in our effective income tax rate and the statutory income tax rate is summarized below:

	For the		For the
	fiscal year ended		fiscal year ended
	September 30,		September 30,
(in millions of US dollars)	2009		2008
			Combined
			Predecessor/
	Successor		Successor
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(11.2)	35.33	(98.2)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	(0.91)	0.3	(0.01)	—
Difference with foreign tax rates	8.10	(2.6)	(0.64)	1.8
Tax benefit arising from a financing structure	44.46	(14.2)	3.24	(9.0)
Non-deductible items	(9.72)	3.1	(36.82)	102.3
Non-taxable items	—	—	0.01	—
Investment tax credits	4.24	(1.3)	0.60	(1.6)
State taxes	(0.34)	0.1	1.43	(4.0)
Valuation allowance	(2.30)	0.7	—	—
Other	(3.22)	1.0	(1.09)	3.0

	75.31	(24.1)	2.05	(5.7)

Net income
For the fiscal year ended September 30, 2009, net loss was $7.9 million compared to a net loss of $272.2 million the preceding fiscal year. The decrease of $264.3 million in net loss resulted mainly from a decrease in operating expenses of $242.8 million largely comprised of the acquired in-process research expenses of $272.4 million for the fiscal year ended September 30, 2008. This increase in net loss was offset by an increase in total revenue of $35.1 million, and an increase of income taxes benefit of $18.4 million which were partly offset by an increase in financial expenses of $28.0 million and the partial write-down of intangible assets of $55.7 million.
Balance sheets as at September 30, 2009, and September 30, 2008
The following table summarizes balance sheet information as at September 30, 2009, compared to September 30, 2008:

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
Our cash and cash equivalents increased by $70.3 million (125.3%) to $126.4 million as at September 30, 2009, from $56.1 million as at September 30, 2008. As at September 30, 2009, working capital was $129.7 million, compared to $77.7 million as at September 30, 2008, an increase of $52.0 million (66.9%). This increase was mainly derived from cash flow generated from operations.
Total assets decreased $30.2 million (3.2%) to $914.6 million as at September 30, 2009, from $944.8 million as at September 30, 2008 partially due to the partial write-down of intangible assets in the amount of $55.7. Long-term debt decreased $28.6 million (4.7%) to $582.6 million as at September 30, 2009, from $611.2 million as at September 30, 2008 mostly due to the reclassification of $17.6 million from long-term debt to short-term debt. Pursuant to the annual excess cash flow requirements defined in the credit agreement, we are required to make an offer to prepay $17.6 million of outstanding term loans in the first quarter of fiscal year 2010. For fiscal year 2008, we were not required to prepay any outstanding term loans pursuant to the annual excess cash flow requirements. Shareholders’ equity decreased $1.9 million (1.1%) to $163.8 million as at September 30, 2009, from $165.7 million as at September 30, 2008.

Selected quarterly financial data
The following tables present selected quarterly financial data for the fiscal years ended September 30, 2010, and 2009 and should be read in conjunction with our historical audited consolidated financial statements and related notes contained elsewhere in this Annual Report. Our operating results for any quarter are not necessarily indicative of results for any future quarter or for a full fiscal year.

	For the quarters ended
	September 30,	June 30,	March 31,	December 31,
(in millions of U.S. dollars)	2010	2010	2010	2009
	$	$	$	$

Net product sales b)	69.6	80.5	94.4	110.1

Cost of goods sold a) b)	15.3	20.8	68.2	26.6
Selling and administration expenses a) b)	27.0	27.4	28.4	32.2
Management fees	1.9	0.6	1.0	0.9
Research and development expenses a)	7.0	8.6	7.7	8.4
Acquired in-process research	—	8.0	—	-
Depreciation and amortization	15.2	15.1	14.0	16.7
Impairment of intangible assets and goodwill b)	—	—	107.2	-

Total operating expenses	66.4	80.5	226.5	84.8

Operating income (loss)	3.2	—	(132.1)	25.3

Financial expenses	16.2	16.3	16.3	16.2
Interest income	(0.2)	(0.2)	(0.2)	(0.1)
Other income	(2.0)	—	(7.7)	—
Loss (gain) on foreign currencies	0.6	(0.8)	1.4	—

Total other expenses	14.6	15.3	9.8	16.1

Income (loss) before income taxes	(11.4)	(15.3)	(141.9)	9.2
Income taxes expense (benefit)	(5.2)	(5.4)	21.8	(0.2)

Net income (loss)	(6.2)	(9.9)	(163.7)	9.4

EBITDA c)	19.8	15.9	(111.8)	42.0
Adjusted EBITDA (c)	24.5	41.7	50.0	46.2

	For the quarters ended
	September 30,	June 30,	March 31,	December 31,
(in millions of U.S. dollars)	2009	2009	2009	2008
	$	$	$	$
Net product sales	84.2	100.9	120.6	104.1
Other revenue	1.9	5.2	—	—

Total revenue	86.1	106.1	120.6	104.1

Cost of goods sold (a)	26.0	22.1	29.4	25.5
Selling and administration expenses (a)	30.5	28.6	31.8	32.0
Management fees	0.5	4.7	—	0.2
Research and development expenses (a)	9.2	10.7	9.1	7.0
Depreciation and amortization	16.5	14.8	14.5	14.5
Partial write-down of intangible assets	—	55.7	—	—

Total operating expenses	82.7	136.6	84.8	79.2

Operating income (loss)	3.4	(30.5)	35.8	24.9

Financial expenses	16.8	16.7	17.0	19.3
Interest income	(0.1)	—	(0.1)	(0.2)
Other income	—	(3.5)	—	—
Loss (gain) on foreign currency	0.8	(0.8)	(0.4)	0.1

Total other expenses	17.5	12.4	16.5	19.2

Income (loss) before income taxes	(14.1)	(42.9)	19.3	5.7
Income taxes expense (benefit)	(5.4)	(21.5)	2.2	0.6

Net income (loss)	(8.7)	(21.4)	17.1	5.1

EBITDA c)	19.1	(11.4)	50.7	39.3
Adjusted EBITDA c)	21.2	55.6	54.1	41.9

a)	Exclusive of depreciation and amortization

b)	Including one time charges related to the unapproved PEPs event

c)	A reconciliation of net income to EBITDA (a-non U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a-non U.S. GAAP measure) for each of the quarters ended in 2010 and 2009 is as follows:

	For the quarters ended
	September 30,	June 30,	March 31,	December 31,
(in millions of U.S. dollars)	2010	2010	2010	2009
	$	$	$	$
Net income (loss)	(6.2)	(9.9)	(163.7)	9.4
Financial expenses	16.2	16.3	16.3	16.2
Interest income	(0.2)	(0.2)	(0.2)	(0.1)
Income taxes expense (benefit)	(5.2)	(5.4)	21.8	(0.2)
Depreciation and amortization	15.2	15.1	14.0	16.7

EBITDA h)	19.8	15.9	(111.8)	42.0

Transaction, integration, refinancing costs and payments to third parties a)	3.5	1.1	2.6	1.8
Management fees b)	1.9	0.6	1.0	0.9
Stock-based compensation expense excluding impact of the unapproved PEPs event c)	(0.7)	1.2	2.5	1.5
Impairment of intangible assets and goodwill related to the unapproved PEPs event d)	—	—	107.2	—
Other adjustments related to the unapproved PEP event f)	—	14.9	48.5	—
Acquired in-process research g)	—	8.0	—	—

Adjusted EBITDA h)	24.5	41.7	50.0	46.2

	For the quarters ended
	September 30,	June 30,	March 31,	December 31,
(in millions of U.S. dollars)	2009	2009	2009	2008
	$	$	$	$
Net income (loss)	(8.7)	(21.4)	17.1	5.1
Financial expenses	16.8	16.7	17.0	19.3
Interest income	(0.1)	—	(0.1)	(0.2)
Income taxes expense (benefit)	(5.4)	(21.5)	2.2	0.6
Depreciation and amortization	16.5	14.8	14.5	14.5

EBITDA h)	19.1	(11.4)	50.7	39.3

Transaction, integration, refinancing costs and payments to third parties a)	0.9	5.0	0.8	1.1
Management fees b)	0.5	4.7	—	0.2
Stock-based compensation expense c)	0.7	1.6	2.6	1.3
Partial write-down of intangible assets e)	—	55.7	—	—

Adjusted EBITDA h)	21.2	55.6	54.1	41.9

a)	Represents integration and refinancing costs as well as due diligence costs related to certain non-recurring transactions, payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.

c)	Represents stock-based employee compensation expense under the provisions of FASB guidance, excluding the impact of the unapproved PEPs event.

d)	Intangible assets and goodwill impairment charges related to the unapproved PEPs event.

e)	Partial write-down of intangible assets related to URSO products.

f)	Adjustments and other charges related to the unapproved PEPs event, including an additional product returns and other sales deduction provision of $23.4 million during the fiscal year ended September 30, 2010, inventory net realizable value and accrual for purchases and other materials and supply commitments of $44.9 million during the fiscal year ended September 30, 2010, and a stock-based compensation recovery of $4.9 million during the fiscal year ended September 30, 2010.

g)	Represents the acquired in-process research.

h)	EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and Credit Facility further described in the section “Liquidity and Capital Resources-Long-term Debt and New Senior Secured Credit Facility”. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indentures and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•	EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA reflects additional adjustments as provided in the indentures governing our secured and unsecured notes and new senior secured credit facilities; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. Our management compensates for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.
Liquidity and Capital Resources
Cash requirements
As at September 30, 2010, working capital was approximately $115.4 million and $129.7 as at September 30, 2009. Cash generated from operations, which will be affected by the unapproved PEPs event, is used to fund working capital, capital expenditures, milestone payments, debt service and business development activities. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.
A significant portion of our sales are attributable to the ULTRASE and VIOKASE product lines. We reported net sales of $37.8 million for ULTRASE and $15.6 million for VIOKASE for the fiscal year ended September 30, 2010. Total net sales for these two products, which amounted to $53.4 million, are net of the additional reserve of $23.4 million taken due to the effect of the unapproved PEPs event.
The loss of revenues associated with these products is expected to continue to have a material negative effect on our ability to generate cash used to fund our operations and meet our other capital requirements. While there remain a number of uncertainties, including our ability to re-introduce these products into the market, the timing of such re-introduction and the resulting sales levels, management is currently evaluating the impact of the unapproved PEPs event on its cash flows and measures it could take to mitigate the negative effect of the withdrawal of these products on its cash flows.
There are currently two rating agencies (Moody’s and Standard & Poor’s) rating AIH’s debt. These ratings are revised from time to time.

Contractual obligations and other commitments
The following table summarizes our significant contractual obligations as at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes the payment of amounts already recorded on the balance sheet as current liabilities as at September 30, 2010, and certain other purchase obligations as discussed below:

	For the fiscal years ending September 30,
		Less than			More than
(in millions of U.S. dollars)	Total	1 year	1-3 years	4-5 years	5 years
	$	$	$	$	$
Long-term debt	601.8	13.2	75.3	278.3	235.0
Operating leases	5.7	2.4	2.7	0.6	—
Other commitments	4.3	3.9	0.3	0.1	—
Interest on long-term debt	271.6	56.1	112.3	90.7	12.5

	883.4	75.6	190.6	369.7	247.5

Purchase orders for raw materials, finished goods and other goods and services are not included in the above table. Management is not able to accurately determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for the purchase of goods or services are only included in other commitments where there exist agreements that are legally binding and enforceable on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are fulfilled by our vendors within relatively short timetables. We do not have significant agreements for the purchase of raw materials or finished goods specifying minimum quantities or set prices that exceed our short-term expected requirements. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. As milestone payments are primarily contingent upon successfully achieving clinical milestones or on receiving regulatory approval for products under development, they do not have defined maturities and therefore are not included in the above table.
The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of goods or services, or, for some obligations, changes to agreed-upon amounts.
As more fully described in Note 7 to the consolidated financial statements, effective October 1, 2007, we adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. As at September 30, 2010, we had unrecognized tax benefits of $11.5 million ($10.4 million as at September 30, 2009). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.
Long-term debt and Credit Facility
On November 29, 2007, we entered into an Arrangement Agreement with Axcan Pharma Inc., pursuant to which we agreed to, through an indirect wholly-owned subsidiary, acquire all of the common stock of Axcan Pharma Inc. and enter into various other transactions in accordance with the Plan of Arrangement (the “Arrangement”). On February 25, 2008, we obtained various types of financing in connection with the Arrangement. We issued $228.0 million aggregate principal amount of senior secured notes (“Senior Secured Notes”). The Senior Secured Notes were priced at $0.98737 with a yield to March 1, 2015, of 10%. The Senior Secured Notes rank pari passu with our Credit Facility.

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
We also obtained a Credit Facility for a total of $290.0 million composed of term loans totalling $175.0 million and a revolving credit facility of $115.0 million. The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at our option, plus the applicable rate based on our consolidated total leverage ratio and certain of our subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with quarterly payments on the term. As at September 30, 2010, $175.0 million of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as further disclosed in our consolidated financial statements. The Credit Facility requires us to meet certain financial covenants, which were met as at September 30, 2010. The credit agreement governing the Credit Facility requires us to prepay outstanding term loans contingent upon the occurrence of these events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ending September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestment rights and certain other exceptions. Based on these requirements, for fiscal year 2010, we will be required to offer to prepay $13.2 million of outstanding term loans in the first quarter of fiscal year 2011 ($17.6 million for the fiscal year ended September 30, 2009, was paid in the first quarter of fiscal year 2010). As allowed by the credit agreement, the prepayment is applied to the remaining scheduled installments of principal in direct order of maturity and the current portion of long-term debt was reduced accordingly.
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
Prior to March 1, 2011, we may also redeem up to 35% of the aggregate principal amount of the secured senior notes using the proceeds of one or more equity offerings at a redemption price equal to 112.750% of the aggregate principal amount of the Senior Unsecured Notes plus accrued and unpaid interest. If there is a change of control as specified in the indenture governing the senior notes, we must offer to repurchase the senior notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.
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
Related party transactions
As at September 30, 2010, and September 30, 2009, we had a note receivable from our parent company amounting to $133.2 million. During the fiscal year ended September 30, 2010, we earned interest income on the note amounting to $7.8 million net of taxes amounting to $4.2 million ($7.8 million net of taxes amounting to $4.2 million during the fiscal year ended September 30, 2009, and $4.7 million net of taxes amounting to $2.5 million during the seven-month period ended September 30, 2008) and the related interest receivable on the note receivable from our parent company amounting to $27.1 million as at September 30, 2010, ($15.1 million as at September 30, 2009) has been recorded in the shareholder’s equity section of the consolidated balance sheet. As at September 30, 2010, we have an account receivable from our parent company amounting to $0.5 million ($0.3 million as at September 30, 2009).
During the fiscal year ended September 30, 2010, we recorded management fees from a controlling shareholding company amounting to $4.4 million ($5.4 million during the fiscal year ended September 30, 2009, and we recorded fees amounting to $13.0 million of which $4.8 million was accounted for as debt issue expenses, $6.1 million as transaction costs and $2.1 million as selling and administrative expenses during the seven-month period ended September 30, 2008). As at September 30, 2010, we accrued fees payable to a controlling shareholding company amounting to $1.6 million ($0.4 million as at September 30, 2009).
During the fiscal year ended September 30, 2010, we paid a dividend to our parent company amounting to $0.1 million ($0.5 million during the fiscal year ended September 30, 2009) to allow for the payment of certain group expenses.
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
Cash flows
Our cash flows from operating, investing and financing activities for the fiscal years ended September 30, 2010, 2009 and 2008, as reflected in the consolidated statements of cash flows, are summarized in the following table:

(in millions of U.S. dollars)	For the fiscal years ended September 30,
	2010	2009	2008
			Combined
			Predecessor/
	Successor	Successor	Successor
	$	$	$
Net cash provided by operating activities	63.1	92.4	25.7
Net cash used by investing activities	(6.1)	(10.6)	(834.9)
Net cash provided (used) by financing activities	(21.3)	(11.6)	1,034.8
Cash flows provided by operating activities decreased $29.3 million to $63.1 million for the fiscal year ended September 30, 2010, from $92.4 million for the fiscal year ended September 30, 2009. The decrease in net cash provided by operating activities is mainly due to the decrease in net product sales of $31.8 million during the fiscal year ended September 30, 2010, (net of the additional provision in product returns of $23.4 million related to the unapproved PEPs event), compared to the preceding fiscal year.
Cash flows used in investing activities decreased by $4.5 million to $6.1 million of cash used in the fiscal year ended September 30, 2010, from $10.6 million of cash used in the fiscal year ended September 30, 2009.

Cash flows used by financing activities increased $9.7 million to $21.3 million of cash used in the fiscal year ended September 30, 2010, from $11.6 million of cash used in the fiscal year ended September 30, 2009. The increase in cash used by financing activities in the fiscal year ended September 30, 2010, is mainly due to the prepayment of $17.6 million of outstanding term-loans, based on the annual excess cash flow requirements for the fiscal year 2009, as defined in the credit agreement.
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
Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements and also affect the recognized amounts of revenues and expenses during the fiscal year. Significant estimates and assumptions made by management include those related to the charges to be recorded in conjunction with ceasing of distributing PEPs, allowances for accounts receivable, inventories, reserves for product returns, rebates, chargebacks and DSA fees, the classification of intangible assets between finite life and indefinite life, the useful lives of long-lived assets, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, stock based compensation costs, pending legal settlements and the establishment of provisions for income taxes including the realizability of deferred tax assets. The estimates are made using the historical information and various other relevant factors available to management. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in regulations governing the manner in which we sell our products, changes in the healthcare environment, foreign exchange and managed care consumption patterns.
The charges that we have recorded as a result of having ceased distribution of our PEPs also reflect many subjective estimates that were required to be made by management. These estimates include:
a)	The quantity and expiration dates of PEPs inventory in the distribution channel;

b)	Short-term prescription demand during the period of time during which the products continued to be available at the pharmacy-level;

c)	Assumptions regarding the probability of obtaining an eventual NDA approval for our PEPs and the time required for such approval;

d)	Assumptions regarding market share growth after an eventual re-launch of our PEPs; and

e)	Other factors.
In future periods, management will monitor and review the assumptions and estimates and will prospectively record changes to provisions reflected in the current fiscal year.
Revenue recognition
Revenue is recognized when the product is delivered to our customers, provided we have not retained any significant risks of ownership or future obligations with respect to the product delivered. Provisions for sales discounts and estimates for chargebacks, managed care and Medicaid rebates, product returns and DSA fees are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves. In certain circumstances, product returns are allowed under our policy and provisions are maintained accordingly. These revenue reductions are generally reflected as an addition to accrued liabilities. Amounts received from customers as prepayments for products to be delivered in the future are reported as deferred revenue.

The following table summarizes the activity in the accounts related to revenue reductions:

						Reserves
						related to the
	Product	Contract	Charge-	DSA	Discounts	unapproved
(in millions of U.S. dollars)	returns	rebates	backs	fees	and other	PEPs event	Total
	$	$	$	$	$	$	$
Balance as at September 30, 2009	17.2	9.8	9.0	1.0	0.7	—	37.7
Provisions	9.3	36.3	37.3	5.6	8.1	23.4	120.0
Settlements	(13.1)	(40.0)	(38.2)	(5.3)	(8.6)	(12.4)	(117.6)

Balance as at September 30, 2010	13.4	6.1	8.1	1.3	0.2	11.0	40.1

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
The accrued liabilities include reserves of $13.4 million as at September 30, 2010, ($17.2 million as at September 30, 2009) for estimated product returns, excluding the additional provision related to the unapproved PEPs event.
As at September 30, 2010, the product returns reserve were increased by $11.0 million, net of settlement of $12.4 million, due to the unapproved PEPs event, which represents primarily management’s current estimate of the balance of ULTRASE MT and VIOKASE inventory in the distribution channels. Due to the subjectivity of this estimate, we prepared various sensitivity analyses to ensure our final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of ULTRASE MT and VIOKASE inventory in the distribution channel would have resulted in a change in the return reserve of approximately $1.1 million.
Rebates, chargebacks and other sales deduction
In the U.S., we establish and maintain reserves for amounts payable to managed care organizations, state Medicaid and other government programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. We also establish and maintain reserves for amounts payable to wholesale distributors for the difference between their regular sale price and the contract price for the products sold to our contract customers.
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
Accrued liabilities include reserves of $6.1 million and $8.1 million as at September 30, 2010, ($9.8 million and $9.0 million as at September 30, 2009) for estimated contract rebates and chargebacks.
If the levels of chargebacks, fees pursuant to DSAs, managed care, Medicaid and other government rebates, product returns and discounts fluctuate significantly and/or if our estimates do not adequately reserve for these reductions of net product revenues, our reported revenue could be negatively affected.
Intangible assets and goodwill
Intangible assets with a finite life are amortized over their estimated useful lives according to the straight-line method over periods varying from 6 months to 20 years. The straight-line method of amortization is used because it reflects, in the opinion of management, the pattern in which the intangible assets with a finite life are used. In determining the useful life of intangible assets, we consider many factors including the intention of management to support the asset on a long-term basis by maintaining the level of expenditure necessary to support the asset, the use of the asset, the existence and expiration date of a patent, the existence of a generic version of, or competitor to, the product and any legal or regulatory provisions that could limit the use of the asset.
The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2009, to September 30, 2010:

	Intangible
	assets	Goodwill
	$	$
Balance as at September 30, 2009	421.3	165.8
Depreciation and amortization	(52.4)	—
Partial write-down of intangible assets	(15.8)	(91.4)
Foreign exchange translation adjustments	(5.1)	(0.9)

Balance as at September 30, 2010	348.0	73.5

Research and development expenses
Research and development expenses are charged to operations in the period they are incurred. The cost of intangibles that are purchased from others for a particular research and development project that have no alternative future use are expensed at the time of acquisition.
Income taxes
Income taxes are calculated using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized to account for the estimated taxes that will result from the recovery or settlement of assets and liabilities recorded at their financial statement carrying amounts. Deferred income tax assets and liabilities are measured based on enacted tax rates and laws at the date of the financial statements for the fiscal years in which the temporary differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to remain unrealized. Adjustments to the deferred income tax asset and liability balances are recognized in net income as they occur.
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

Changes in accounting standards
In March 2010, the FASB issued guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In March 2010, the FASB amended the existing guidance on stock compensation to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In March 2008, the FASB amended the guidance on disclosure requirements related to derivative instruments and hedging activities. The new guidance requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Pursuant to the new guidance, enhanced disclosures are required about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements (See note 16 to our consolidated financial statements).
In December 2007, the FASB issued guidance related to collaborative arrangements. The guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is effective for fair-value measurements already required or permitted by other guidance for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB issued guidance, that deferred the effective date of the guidance for fair value measurement for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued guidance which clarifies the application of the guidance on fair value measurements in determining the fair value of a financial asset when the market for that asset is not active. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of the guidance on fair value measurements for financial assets and liabilities carried at fair value did not have a material impact on the Company’s consolidated financial statements (see Note 19).
Subsequent Events
On December 1, 2010, Axcan Holdings Inc. (“Axcan Holdings”), our indirect parent, and Axcan Pharma Holding B.V. (“Axcan Pharma”), our subsidiary, announced that they had entered into a definitive agreement with Eurand N.V. (“Eurand”), a global specialty pharmaceutical company with headquarters in the Netherlands, under which Axcan Holdings will acquire all of the outstanding shares of Eurand for $12.00 per share in cash, resulting in a purchase price of approximately $583 million. The transaction is subject to a condition that a minimum of 80% of Eurand shares be tendered, as well as receipt of antitrust approval. We have secured committed debt financing from BofA Merrill Lynch, Barclays Capital, RBC Capital Markets and HSBC Securities (USA) for the transaction.

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
     A 1% change in the value of foreign currencies as compared the U.S. dollar to in which we had sales, income or expense in 2010 would have increased or decreased the translation of foreign sales by $0.9 million and income by $0.1 million.
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
     Effective March 3, 2008, we entered into two pay-fixed, receive-floating interest rate swap agreements, effectively converting $115.0 million of variable-rate debt under the $175.0 million secured senior credit facilities to fixed-rate debt. Through the first two quarters of 2008, our two interest rate swaps were designated as effective hedges of cash flows. For the quarter ended September 30, 2008, due to the increased volatility in short-term interest rates and a realignment of our LIBOR rate election on our debt capital repayment schedule, hedge accounting was discontinued as the hedge relationship ceased to satisfy the strict conditions of hedge accounting. On December 1, 2008, we redesignated our $50.0 million notional interest rate swap that matures in February 2010 anew as a cash flow hedge using an improved method of assessing the effectiveness of the hedging relationship. Our $65.0 million notional interest rate swap matured in February 2009. Effective March 2009, we entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52.0 million amortizing to $13.0 million through February 2010. During the fiscal year ended September 30, 2010, our two interest rate swaps with a combined $63 million notional that were designated as cash flow hedges of interest rate risk matured during the quarter ended March 31, 2010 and we have not entered into any new derivative agreement. The weighted average fixed interest rate on these swaps was 1.91%. Absent any such interest rate swap agreements, a change of 1/8% in floating rates would affect our annual interest expense on the senior secured borrowings by approximately $0.2 million.
     Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet, with changes in the fair value of the derivatives recognized in either net income (loss) or other comprehensive income (loss), depending on the timing and designated purpose of the derivative. When we pay interest on the portion of the debt designated as hedged, the gain or loss on the swap designated as hedging the interest payment will be reclassified from accumulated other comprehensive income to interest expense. These derivative instruments are designated as cash flow hedges with the related gains or losses recorded in other comprehensive income, with an offsetting amount included in other long-term liabilities. The fair value of the interest rate swap as at September 30, 2010, was $0.0 million (a liability of $0.6 million as at September 30, 2009).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AXCAN INTERMEDIATE HOLDINGS INC. (Successor)
and
AXCAN PHARMA INC. (Predecessor)
INDEX

Report Of Independent Registered Public Accounting Firm
To The Board Of Directors And Shareholder Of Axcan Intermediate Holdings Inc.	81

Report Of Independent Registered Public Accounting Firm
To The Board Of Directors And Shareholder Of Axcan Pharma Inc.	82

Consolidated Balance Sheets as of September 30, 2010 and September 30, 2009	83

Consolidated Statements Of Operations for the twelve-month periods ended September 30, 2010 and September 30, 2009 and for the period from February 26, 2008 to September 30, 2008 (Successor), the period from October 1, 2007 to February 25, 2008	84

Consolidated Shareholders’ Equity (Deficiency) And Comprehensive Income (Loss) for the twelve-month periods ended September 30, 2010 and September 30, 2009 and for the period from February 26, 2008 to September 30, 2008 (Successor), the period from October 1, 2007 to February 25, 2008	85

Consolidated Cash Flows for the twelve-month periods ended September 30, 2010 and September 30, 2009 and for the period from February 26, 2008 to September 30, 2008 (Successor), the period from October 1, 2007 to February 25, 2008	86

Notes To Consolidated Financial Statements	87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF AXCAN INTERMEDIATE HOLDINGS INC.
We have audited the consolidated balance sheets of Axcan Intermediate Holdings Inc. and subsidiaries as of September 30, 2010, and 2009 and the consolidated statements of operations, shareholders’ equity (deficiency) and comprehensive income (loss) and cash flows for the years ended September 30, 2010, and 2009 and the period from February 26, 2008 to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axcan Intermediate Holdings Inc. and subsidiaries as of September 30, 2010, and 2009 and the results of their operations and their cash flows for the years ended September 30, 2010, and 2009 and the period from February 26, 2008 to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Raymond Chabot Grant Thornton LLP1
Chartered Accountants
Montreal, Quebec, Canada
December 1, 2010

[1]	Chartered Accountant Auditor permit No. 10019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF AXCAN PHARMA INC.
We have audited the consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows of Axcan Pharma Inc. and subsidiaries for the period from October 1, 2007 to February 25, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Axcan Pharma Inc. and subsidiaries for the period from October 1, 2007 to February 25, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Raymond Chabot Grant Thornton LLP
Chartered Accountants
Montreal, Quebec, Canada
December 9, 2008

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Balance Sheets
(in thousands of U.S. dollars, except share related data)

	September 30,	September 30,
	2010	2009
	$	$
Assets
Current assets
Cash and cash equivalents	161,503	126,435
Accounts receivable, net (Note 5)	32,379	57,124
Accounts receivable from the parent company (Note 18)	487	306
Income taxes receivable	2,906	3,391
Inventories, net (Note 6)	23,866	44,706
Prepaid expenses and deposits	3,277	2,868
Deferred income taxes, net (Note 7)	2,331	15,852

Total current assets	226,749	250,682
Property, plant and equipment, net (Note 8)	35,777	39,344
Intangible assets, net (Note 9)	347,962	421,290
Goodwill, net (Note 9)	73,540	165,823
Deferred debt issue expenses, net of accumulated amortization of $14,136 ($9,168 as at September 30, 2009)	20,443	25,411
Deferred income taxes, net (Note 7)	8,706	12,052

Total assets	713,177	914,602

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 10)	94,673	87,684
Income taxes payable (Note 7)	3,446	2,493
Installments on long-term debt (Note 11)	13,163	30,708
Deferred income taxes (Note 7)	47	137

Total current liabilities	111,329	121,022
Long-term debt (Note 11)	581,312	582,586
Other long-term liabilities	10,028	9,448
Deferred income taxes (Note 7)	31,540	37,782

Total liabilities	734,209	750,838

Commitments and contingencies (Note 19)
Shareholders’ Equity (Deficiency)
Capital Stock (Note 12)
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as at September 30, 2010, and September 30, 2009	1	1
Deficit	(468,152)	(297,658)
9.05% Note receivable from the parent company (Note 18)	(133,154)	(133,154)
Additional paid-in capital	614,113	619,053
Accumulated other comprehensive loss	(33,840)	(24,478)

Total shareholders’ equity (deficiency)	(21,032)	163,764

Total liabilities and shareholders’ equity (deficiency)	713,177	914,602

The accompanying notes are an integral part of the consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Statements of Operations
(in thousands of U.S. dollars)

	Successor			Predecessor
	For the	For the	For the	For the
	twelve-month	twelve-month	seven-month	five-month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
	2010	2009	2008	2008
	$	$	$	$
Net product sales	354,587	409,826	223,179	158,579
Other revenue	—	7,113	—	—

Total revenue	354,587	416,939	223,179	158,579

Cost of goods sold (a) (Note 2)	130,915	103,023	77,227	38,739
Selling and administrative expenses (a) (Note 13)	115,033	122,942	88,246	76,198
Management fees (Note 18)	4,412	5,351	99	—
Research and development expenses (a)	31,715	36,037	17,768	10,256
Acquired in-process research (Note 4)	7,948	—	272,400	—
Depreciation and amortization (Note 13)	61,011	60,305	35,579	9,595
Impairment of intangible assets and goodwill (Note 9)	107,158	55,665	—	—

Total operating expenses	458,192	383,323	491,319	134,788

Operating income (loss)	(103,605)	33,616	(268,140)	23,791

Financial expenses (Note 13)	64,956	69,809	41,513	262
Interest income	(688)	(389)	(808)	(5,440)
Other income (Note 19)	(9,704)	(3,500)	—	—
Loss (gain) on foreign currencies	1,247	(328)	(1,841)	(198)

Total other expenses (income)	55,811	65,592	38,864	(5,376)

Income (loss) before income taxes	(159,416)	(31,976)	(307,004)	29,167

Income taxes expense (benefit) (Note 7)	10,950	(24,082)	(17,740)	12,042

Net income (loss)	(170,366)	(7,894)	(289,264)	17,125

(a)	Excluding depreciation and amortization
The accompanying notes are an integral part of the consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)
(in thousands of U.S. dollars, except share related data)

	Successor			Predecessor
	For the	For the	For the	For the
	twelve-month	twelve-month	seven-month	five-month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
	2010	2009	2008	2008
Common shares (number)
Balance, beginning of period	100	100	—	55,359,652
Shares issued for cash	—	—	100	—
Shares issued pursuant to stock incentive plans for cash	—	—	—	17,299

Balance, end of period	100	100	100	55,376,951

	$	$	$	$
Common shares
Balance, beginning of period	1	1	—	395,888
Shares issued for cash	—	—	1	—
Stock-based compensation on exercised options	—	—	—	41
Shares issued pursuant to stock incentive plans for cash	—	—	—	224

Balance, end of period	1	1	1	396,153

Retained earnings (deficit)
Balance, beginning of period	(297,658)	(289,264)	—	249,371
Stock-based compensation cancellation	—	—	—	(8,821)
Dividends paid	(128)	(500)	—	—
Net income (loss)	(170,366)	(7,894)	(289,264)	17,125

Balance, end of period	(468,152)	(297,658)	(289,264)	257,675

Additional paid-in capital
Balance, beginning of period	619,053	617,255	—	9,089
Shares issued for cash	—	—	608,154	—
Stock-based compensation expense (recovery)	(378)	6,172	7,443	7,474
Stock-based compensation on exercised options	—	—	—	(41)
Stock-based compensation plan redemptions and settlements	(345)	(157)	—	(16,395)
Income tax deductions on stock options exercise	—	—	—	(127)
Provision on interest receivable from the parent company	(12,050)	(12,050)	(3,028)	—
Interest income from the parent company (net of taxes of $4, 217, $4,217 and $2,524)	7,833	7,833	4,686	—

Balance, end of period	614,113	619,053	617,255	—

9.05% Note receivable from the parent company
Balance, beginning of period	(133,154)	(133,154)	—	—
Issue of notes	—	—	(133,154)	—

Balance, end of period	(133,154)	(133,154)	(133,154)	—

Accumulated other comprehensive income (loss)
Balance, beginning of period	(24,478)	(29,168)	—	35,849
Hedging contract fair value adjustments (net of taxes of $4,$155, and ($159))	(7)	(288)	295	—
Foreign currency translation adjustments	(9,355)	4,978	(29,463)	5,724

Balance, end of period	(33,840)	(24,478)	(29,168)	41,573

Total shareholders’ equity (deficiency)	(21,032)	163,764	165,670	695,401

Comprehensive income (loss)
Other comprehensive income (loss)	(9,362)	4,690	(29,168)	5,724
Net income (loss)	(170,366)	(7,894)	(289,264)	17,125

Total comprehensive income (loss)	(179,728)	(3,204)	(318,432)	22,849

Accumulated other comprehensive income (loss)
Amounts related to foreign currency translation adjustments	(33,840)	(24,485)	(29,463)	41,573
Amounts related to hedging contract fair value adjustments	—	7	295	—

Accumulated other comprehensive income (loss)	(33,840)	(24,478)	(29,168)	41,573

The accompanying notes are an integral part of the consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Consolidated Cash Flows
(in thousands of U.S. dollars)

	Successor			Predecessor
	For the	For the	For the	For the
	twelve-month	twelve-month	seven-month	five-month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
	2010	2009	2008	2008
	$	$	$	$
Cash flows from operating activities
Net income (loss)	(170,366)	(7,894)	(289,264)	17,125
Adjustments to reconcile net income to cash flows from operating activities
Non-cash financial expenses	7,014	7,028	5,352	—
Inventories stepped-up value expensed	—	—	22,714	—
Depreciation and amortization	61,011	60,305	35,579	9,595
Acquired in-process research	—	—	272,400	—
Stock-based compensation expense (recovery) (Note 13)	(378)	6,172	7,443	7,474
Impairment of intangible assets and goodwill (Note 9)	107,158	55,665	—	—
Loss on disposal and write-down of assets	128	196	—	—
Non-cash loss (gain) on foreign exchange	240	2,110	(3,302)	(67)
Change in fair value of derivatives	(621)	734	5	—
Deferred income taxes (Note 7)	5,616	(35,573)	(25,367)	432
Other non-cash adjustments related to unapproved PEPs	68,335	—	—	—
Changes in working capital items
Accounts receivable	23,437	(14,268)	6,343	(12,340)
Accounts receivable from the parent company	(181)	681	(987)	—
Income taxes receivable	61	13,936	3,097	(5,929)
Inventories	(9,572)	(7,721)	(6,818)	(3,803)
Prepaid expenses and deposits	(431)	428	(149)	(49)
Accounts payable and accrued liabilities	(30,361)	9,056	(71,205)	67,865
Income taxes payable	2,030	1,527	(3,353)	(7,058)

Net cash provided by (used in) operating activities	63,120	92,382	(47,512)	73,245

Cash flows from investing activities
Disposal of short-term investments	—	—	—	129,958

Acquisition of property, plant and equipment	(6,058)	(10,590)	(3,061)	(3,314)

Acquisition of intangible assets	—	(10)	(32)	(14)
Net cash used for the Acquisition	—	—	(958,463)	—

Net cash provided by (used in) investing activities	(6,058)	(10,600)	(961,556)	126,630

Cash flows from financing activities
Issuance of long-term debt	—	—	634,120	—
Repayment of long-term debt	(20,865)	(10,937)	(10,890)	(221)
Advances from the parent company	—	—	4,182	—
Deferred debt issue expenses	—	—	(36,360)	(889)
Stock-based compensation plan redemptions and settlements	(345)	(157)	—	(30,357)
Issue of shares	—	—	475,001	224
Dividends paid	(128)	(500)	—	—

Net cash provided by (used in) financing activities	(21,338)	(11,594)	1,066,053	(31,243)

Foreign exchange gain (loss) on cash held in foreign currencies	(656)	142	(880)	487

Net increase in cash and cash equivalents	35,068	70,330	56,105	169,119
Cash and cash equivalents, beginning of period	126,435	56,105	—	179,672

Cash and cash equivalents, end of period	161,503	126,435	56,105	348,791

Additional information
Interest received	689	424	918	4,507
Interest paid	57,366	60,496	31,599	11
Income taxes received	2,602	16,761	—	—
Income taxes paid	5,452	13,883	8,954	24,080

The accompanying notes are an integral part of the consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
1. Governing Statutes, Description of Business and Basis of Presentation
Axcan Intermediate Holdings Inc., a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware and its subsidiaries (together the “Company” or the “Successor”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary on February 25, 2008, of all of the outstanding common shares of Axcan Pharma Inc. (the “February 2008 Transactions”) a company incorporated under the Canada Business Corporation Act (the “Predecessor”). The Company is involved in the research, development, production and distribution of pharmaceutical products mainly in the field of gastroenterology. Prior to the February 2008 Transactions, Axcan Intermediate Holdings Inc. had no independent operations or assets. Accordingly, the financial information is presented separately for the period prior to the completion of the February 2008 Transactions and the period after the completion of the February 2008 Transactions, which relate to the accounting periods preceding and succeeding the completion of the February 2008 Transactions. The financial information presented for the Predecessor is the financial information for Axcan Pharma Inc. and its consolidated subsidiaries and the financial information presented for the Successor is the financial information for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries. The financial information as at September 30, 2010, and for the Successor’s periods is not comparable to the financial information of the Predecessor because of the new basis of accounting resulting from the February 2008 Transactions.
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
2. Significant Accounting Policies
Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements and also affect the recognized amounts of revenues and expenses during the fiscal year. Significant estimates and assumptions made by management include those related to the charges to be recorded in conjunction with ceasing of distributing PEPs, allowances for accounts receivable, inventories, reserves for product returns, rebates, chargebacks and DSA fees, the classification of intangible assets between finite life and indefinite life, the useful lives of long-lived assets, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, stock based compensation costs, pending legal settlements and the establishment of provisions for income taxes including the realizability of deferred tax assets. The estimates are made using the historical information and various other relevant factors available to management. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in regulations governing the manner in which we sell our products, changes in the healthcare environment, foreign exchange and managed care consumption patterns.
Principles of consolidation
These financial statements include the accounts of Axcan Intermediate Holdings Inc. and its wholly-owned subsidiaries, the most significant being Axcan Pharma Inc., Axcan Pharma U.S. Inc. and Axcan Pharma S.A. Significant intercompany balances and transactions have been eliminated on consolidation.
Revenue recognition
Revenue is recognized when the product is delivered to the Company’s customers, provided the Company has not retained any significant risks of ownership or future obligations with respect to the product delivered. Provisions for sales discounts and estimates for chargebacks, managed care and Medicaid rebates, product returns and distribution service agreement fees are recorded as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves. In certain circumstances, returns of products are allowed under the Company’s policy and provisions are maintained accordingly. These revenue reductions are generally reflected as an addition to accrued liabilities. Amounts received from customers as prepayments for products to be delivered in the future are reported as deferred revenue.
The Company presents, on a net basis, taxes collected from customers and remitted to governmental authorities; that is, they are excluded from revenues.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
ULTRASE and VIOKASE, the Company’s pancreatic enzyme products (“PEPs”) have historically accounted for approximately a 19% of the Company’s net sales in the last three years ended September 30, 2009. Prior to April 28, 2010, products that were marketed in the U.S. to treat exocrine pancreatic insufficiency have been available before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there were marketed PEPs that had not been approved under the NDA process by the FDA. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products to April 28, 2010, for those companies that were (a) marketing unapproved pancreatic enzyme products as at April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) that continue diligent pursuit of regulatory approval. The FDA has required all manufacturers with unapproved NDAs to cease distribution of unapproved products after April 28, 2010, until such time that NDA approval is granted. After this date, the unapproved products may still be available on pharmacy shelves for a short time until stock is depleted. The FDA has stated that it will continue to review NDAs that have been submitted by manufacturers of unapproved PEPs, and will approve additional PEPs even after the April 28, 2010 deadline has passed, if they meet the required safety, effectiveness and product quality standards. The Company completed the submission for ULTRASE MT in the fourth quarter of fiscal year 2008. The submission of the Company’s rolling NDA for VIOKASE was completed in the first quarter of fiscal year 2010.
ULTRASEMT and VIOKASE did not receive NDA approval by the April 28, 2010 deadline and the Company has ceased distributing the two products after that date, in compliance with the FDA guideline. The Company recorded an additional $23,453,000 sales deductions reserve for the fiscal year ended September 30, 2010. This reserve is for product returns and other sales deductions as an estimate of Company’s liability for ULTRASE MT and VIOKASE that may be returned by the original purchaser under the Company DSAs or applicable return policies. The cease distribution order issued by the FDA was not considered as a product recall. As at September 30, 2010, the reserve was $11,046,000 and was based on management estimates of ULTRASE MT and VIOKASE inventory in the distribution channel, assumptions on related expiration dates of this inventory as well as estimated erosion of ULTRASE MT and VIOKASE demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE MT and VIOKASE, actual return activity and other factors. In future periods, the Company will monitor and review the estimates and will prospectively record changes to the reserve.
On November 28, 2010, the FDA issued complete response letters regarding the NDAs for ULTRASE MT and VIOKASE. The letters require that unresolved deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient for both ULTRASE MT and VIOKASE be addressed before approval can be granted. The letters also require that deficiencies identified in an FDA inspection of such manufacturer must be resolved before the NDAs can be approved. The Company is in ongoing discussions with the FDA and continues to work with the manufacturer of the active pharmaceutical ingredient to address the remaining open issues identified by the FDA, as soon as possible.
Cash and cash equivalents
Cash and cash equivalents consist of U.S. Treasury backed securities, bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid short-term investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.
Short-term investments
The Company classifies its short-term investments as available-for-sale. These investments are recorded at their fair value, and unrealized gains or losses, net of tax, are reported in accumulated other comprehensive income in Shareholders’ Equity. As at September 30, 2010, 2009 and 2008 and February 25, 2008, there were no material unrealized gains or losses.
The Company monitors its investments for impairment and other than temporary declines in fair value. A debt security is considered impaired when its fair value is less than its amortized cost basis. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If impairment is considered other than temporary based on condition (i) or (ii) described above, the entire impairment loss is recognized in earnings. If an impairment is considered other than temporary based on conditions (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. As part of this assessment, the Company evaluates among other factors general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost and specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors.
In addition, the Company reviews its equity securities for other than temporary declines in fair value. The Company evaluates the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the portfolio company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company charges an impairment loss to earnings when an other than temporary decline in fair value occurs.

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
Inventory valuation
Inventories of raw materials and packaging material are valued at the lower of cost and replacement cost. Inventories of work in progress and finished goods are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Cost for work in progress and finished goods include raw materials, direct labor, subcontracts and an allocation for overhead. Allowances are maintained for slow-moving inventories based on the remaining shelf life of products and estimated time required to sell such inventories. Obsolete inventory and rejected products are written-off to cost of goods sold.
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
The Company recorded a charge of $44,883,000 during the twelve-month period ended September 30, 2010, to cost of goods sold to reduce inventories to their net realizable value and for estimated loss for purchase and other materials and supply commitments related to ULTRASE MT and VIOKASE products.
Research and development
Research and development expenses are expensed as incurred. Upfront and milestone payments made to third parties in connection with agreements with third parties (or research and development collaborations) are expensed as incurred up to the point of regulatory approval, in the absence of an alternative future uses. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in intangible assets.
In-process research and development
In-process research and development (“IPR&D”) represents the fair value assigned to incomplete research and development projects acquired in a business combination or asset acquisition which, at the time of acquisition, are determined to have no alternative future use. For business combinations that closed prior to October 1, 2009, the fair value of such project was expensed upon acquisition. For business combinations that closed after October 1, 2009, the fair value of such acquired IPR&D projects are capitalized as indefinite lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Alternatively, the fair value of IPR&D projects acquired as part of an asset acquisition is expensed on acquisition.
Depreciation and amortization
Property, plant and equipment and intangible assets with a finite life are reported at acquisition cost, less accumulated depreciation and amortization are depreciated or amortized over their estimated useful lives according to the straight-line method over the following periods:

Buildings	10 to 25 years
Furniture and equipment	5 to 10 years
Computer equipment and software	2 to 5 years
Leasehold and building improvements	5 to 10 years
Trademarks, trademark licenses and manufacturing rights	6 months to 20 years
Depreciation or amortization commences when an asset is substantially completed and becomes available for productive commercial use.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
Impairment of long lived-assets and goodwill
The value of goodwill and intangible assets with an indefinite life are subject to an annual impairment test unless events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.
The intangible assets with a finite life and property, plant and equipment are subject to an impairment test whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The Company compares the carrying value of the unamortized portion of property, plant and equipment and intangible assets with a finite life to estimated future undiscounted cash flows. If the carrying value exceeds estimated undiscounted future cash flows, an impairment loss equal to the excess is recorded in earnings and the cost basis is adjusted.
The goodwill impairment test is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit may be based on one or more fair value measures including present value technique of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying tangible and intangible assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in earnings.
The Company’s pancreatic enzyme products did not receive NDA approval from the FDA by the April 28, 2010 deadline. This is a change in circumstance that caused the Company to review the carrying value of its associated long-lived assets including goodwill. Based on this review, an impairment charge of $107,158,000 was recorded during the twelve-month period ended September 30, 2010 (Note 9).
Income taxes
Income taxes are calculated using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized to account for the estimated taxes that will result from the recovery or settlement of assets and liabilities recorded at their financial statement carrying amounts. Deferred income tax assets and liabilities are measured based on enacted tax rates and laws at the date of the financial statements for the years in which the temporary differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to remain unrealized. Adjustments to the deferred income tax asset and liability balances are recognized in net income as they occur.
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
Foreign currency translation
The Company has operations in the United States of America, Canada and some Western European countries. For foreign subsidiaries where the local currencies have been determined to be the functional currency, the net assets of these subsidiaries are translated into U.S. dollars for consolidation purposes using the current rate method. Gains and losses arising from the translation of the financial statements of subsidiaries are deferred in a cumulative foreign currency translation adjustments account reported as a component of Accumulated other comprehensive income in Shareholders’ Equity (Deficiency).
On October 1, 2008, the Company changed the functional currency of its Canadian business unit from the Canadian dollar to the U.S. dollar. For the operations in the United States of America and in Canada for the period after September 30, 2008, monetary foreign currency assets and liabilities are translated into U.S. dollars, the functional currency, at the exchange rates in effect at the balance sheet date whereas non-monetary assets and liabilities are translated at exchange rates in effect at transaction dates. Revenue and operating expenses in foreign currency are translated at the average rates in effect during the year, except for depreciation and amortization, translated at historical rates. Gains and losses are included in net income for the year.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
Deferred debt issue expenses
Financing costs incurred in connection with the issuance of senior secured notes (“Senior Secured Notes”), a credit facility (“Credit Facility”) and a Senior Unsecured Interim Loan (“Senior Unsecured Interim Loan”) on February 25, 2008, have been deferred and are included in deferred debt issue expenses on the consolidated balance sheets. These financing costs are being expensed over the terms of the respective debt using the effective interest method. Financing costs incurred in connection with the repayment of the bridge financing (“Bridge Financing”) and the issuance of senior unsecured notes (“Senior Unsecured Notes”) on May 6, 2008, have also been deferred and are included in deferred debt issue expenses related to the Senior Unsecured Interim Loan are being expensed over the terms of the Senior Unsecured Notes using the effective interest method.
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
In March 2010, the FASB amended the existing guidance on stock compensation to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
In March 2008, the FASB amended the guidance on disclosure requirements related to derivative instruments and hedging activities. The new guidance requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. Pursuant to the new guidance, enhanced disclosures are required about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements (see Note 16).
In December 2007, the FASB issued guidance related to collaborative arrangements. The guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as at the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is effective for fair value measurements already required or permitted by other guidance for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued guidance, that deferred the effective date of the guidance for fair value measurement for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued guidance which clarifies the application of the guidance on fair value measurements in determining the fair value of a financial asset when the market for that asset is not active. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. On October 1, 2008, the Company adopted the guidance on fair value measurements for financial assets and liabilities. The adoption of the guidance on fair value measurements for financial assets and liabilities carried at fair value did not have a material impact on the Company’s consolidated financial statements (see Note 17). On October 1, 2009, the Company adopted the guidance on fair value measurements for non-financial assets and liabilities. The adoption of the guidance on fair value measurements for non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.
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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
The Company accounted for this acquisition as a business combination and, accordingly, the cost was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. As at September 30, 2008, the Company finalized its allocation of the purchase price. As at September 30, 2008, the final purchase price allocation was as follows:

$
Cash	348,791
Inventories a)	54,055
Other current assets	91,951
Property, plant and equipment	36,912
Intangible assets	581,653
Acquired in-process research b)	272,400
Goodwill	169,625
Deferred debt issue expenses	889
Deferred income taxes assets	7,246
Current liabilities	(174,554)
Long-term debt	(68)
Deferred income taxes liabilities	(81,646)

Total	1,307,254

a)	As part of the purchase price allocation for the acquisition, the carrying value of inventory acquired was stepped-up to fair value by $22,714,000 as at February 25, 2008. The stepped-up value is recorded as a charge to cost of goods sold as acquired inventory is sold.

b)	Represents the estimated fair value of acquired in-process R&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. The value assigned to purchased in-process technology is mainly attributable to the following projects: CANASA MAX 002, pancreatic enzymes, PYLERA in the European Union, AGI 010 and Cx401.
The pro-forma results of operations for the Company, assuming that the transaction occurred on October 1, 2007 and excluding any pro-forma charges for acquired in-process research, inventory stepped-up value adjustments, transaction and integration costs are as follows:

For the
twelve-month
period ended
September 30, 2008
(unaudited)
$
Revenue	381,758
Income before income taxes a)	259
Net income a)	3,964

a)	The pro-forma financial information for the fiscal year ended September 30, 2008, has not been adjusted for the acquired in-process research of $272,400,000 and inventory stepped-up value adjustments of $22,714,000, which form part of the purchase price allocation, transaction and integration costs of $37,569,000 because they are non-recurring in nature.
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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
Product acquisitions
During the twelve-month period ended September 30, 2010, the Company entered into an asset purchase and license agreement to acquire rights in and to the intellectual property, assigned contracts, permits and inventories related to a compound to be used in the development of an undisclosed product in the field of gastroenterology. Certain other rights were licensed under the agreement. Pursuant to the agreement, the Company made an upfront payment of $8,000,000 on closing and additional payments of up to $86,000,000 may be required based on the achievement of certain development, regulatory and commercialization milestones. In addition, the Company will pay royalties on the basis of net sales. The Company completed the asset acquisition in April 2010 and recorded an expense of $7,948,000 and $52,000 in property, plant and equipment for the payment of acquired in-process research and development in the third quarter of fiscal year 2010.
5. Accounts receivable

	September 30,	September 30,
	2010	2009
	$	$
Trade accounts, net of allowance for doubtful amounts of $117 ($117 in 2009) a)	31,404	54,094
Taxes receivable	364	612
Other	611	2,418

	32,379	57,124

The Company believes that there is no unusual exposure associated with the collection of these accounts receivable.
a)	As at September 30, 2010, the accounts receivable include amounts receivable from three major customers which represent approximately 42% (57% as at September 30, 2009) of the Company’s total accounts receivable (Note 14).
6. Inventories

	September 30,	September 30,
	2010	2009
	$	$
Raw material and packaging material	10,316	8,416
Work in progress	595	886
Finished goods net of reserve for obsolescence of $758 ($4,159 as at September 30, 2009)	12,955	35,404

	23,866	44,706

As disclosed in Note 2, the Company’s PEPs did not obtain regulatory approval by the April 28, 2010 deadline established by the FDA. As a result, a charge of $44,883,000 was recorded during the twelve-month period ended September 30, 2010, to cost of goods sold to reduce inventories to their net realizable value and for estimated loss for purchase and other materials and supply commitments related to ULTRASE MT and VIOKASE products.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
7. Income Taxes
Income taxes included in the statement of operations are as follows:

	Successor			Predecessor
	For the	For the	For the	For the
	twelve-month	twelve-month	seven-month	five-month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
	2010	2009	2008	2008
	$	$	$	$
Current	5,334	11,491	7,627	11,888

Deferred
Creation and reversal of temporary differences	5,638	(35,863)	(25,367)	154
Change in promulgated rates	(22)	290	—	—

	5,616	(35,573)	(25,367)	154

	10,950	(24,082)	(17,740)	12,042

Domestic
Current	274	7,430	4,057	(4,264)
Deferred	10,945	(37,510)	(10,461)	1,977

	11,219	(30,080)	(6,404)	(2,287)

Foreign
Current	5,060	4,061	3,570	16,152
Deferred	(5,329)	1,937	(14,906)	(1,823)

	(269)	5,998	(11,336)	14,329

	10,950	(24,082)	(17,740)	12,042

The Company’s effective income tax rate differs from the statutory federal income tax rate in the United States of America of 35.00% for the Successor and the combined statutory federal and provincial income tax rate in Canada for the Predecessor of 31.83%. This difference arises from the following:

	Successor						Predecessor
	For the		For the		For the		For the
	twelve-month		twelve-month		seven-month		five-month
	period ended		period ended		period ended		period ended
	September 30,		September 30,		September 30,		February 25,
	2010		2009		2008		2008
	%	$	%	$	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(55,796)	35.00	(11,192)	35.00	(107,451)	31.83	9,284
Increase (decrease) in taxes resulting from:
Change in promulgated rates	0.01	(22)	(0.91)	290	—	—	0.15	42
Difference with foreign tax rates	1.70	(2,717)	8.10	(2,591)	(1.12)	3,428	(5.63)	(1,643)
Tax benefit arising from a financing structure	11.18	(17,824)	44.46	(14,218)	2.94	(9,014)	—	—
Non-deductible items	(21.89)	34,892	(9.72)	3,108	(31.81)	97,647	15.91	4,641
Non-taxable items	—	—	—	—	—	—	(0.06)	(17)
Investment tax credits	0.96	(1,524)	4.24	(1,355)	0.29	(885)	(2.72)	(793)
State taxes	1.95	(3,107)	(0.34)	110	1.29	(3,974)	—	—
Change in valuation allowance	(36.09)	57,544	(2.30)	736	—	—	—	—
Other	0.31	(496)	(3.22)	1,030	(0.81)	2,509	1.81	528

	(6.87)	10,950	75.31	(24,082)	5.78	(17,740)	41.29	12,042

As at September 30, 2010, no provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries that the Company intends to indefinitely reinvest.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
The deferred income tax assets and liabilities result from differences between the tax value and book value of the following items:

	September 30,	September 30,
	2010	2009
	$	$
Assets
Inventories	2,897	3,519
Accounts payable and accrued liabilities	12,257	12,464
Intangible assets	7,849	—
Research and development tax credits	2,022	2,355
Deferred debt issue expenses	2,332	1,812
Unused tax losses	42,046	20,983
Financing expenses	1,038	736
Stock-based compensation	2,123	1,984
Other	176	485
Liabilities
Prepaid expenses and deposits	(832)	(786)
Property, plant and equipment	(1,183)	(1,305)
Intangible assets	(32,915)	(45,312)
Sub Part F income	—	(3,660)
Undistributed earnings of foreign subsidiaries	—	(2,097)
Other	(80)	(457)

	37,730	(9,279)
Valuation allowance	(58,280)	(736)

Net deferred income tax liabilities	(20,550)	(10,015)

Recorded as:

	September 30,	September 30,
	2010	2009
	$	$
Deferred income tax assets — Current	2,331	15,852
Deferred income tax assets — Non-current	8,706	12,052
Deferred income tax liabilities — Current	(47)	(137)
Deferred income tax liabilities — Non-Current	(31,540)	(37,782)

Net deferred income tax liabilities	(20,550)	(10,015)

Current and non-current deferred income tax assets and liabilities within the same jurisdiction are generally offset for presentation in the Consolidated Balance sheets.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
As at September 30, 2010, the Company had tax benefit carryovers of $42,046,000 ($20,983,000 as at September 30, 2009) relating to operating losses and $3,032,000 ($2,355,000 as at September 30, 2009) relating to tax credits. These tax benefits, in the amounts indicated below, are available until the following fiscal years:

	Operating losses	Tax credits
	$	$
2028	4,046	343
2029	2,302	1,457
2030	26,998	1,232
Indefinitely	8,700	—

A valuation allowance against deferred tax assets is established when it is not more likely than not that the deferred tax assets will be realized. Based on all available evidence, both positive and negative, the Company determined that it is more likely than not that the deferred tax assets related to substantially all of the U.S. jurisdictions’ cumulative gross net operating loss carry forwards, and certain other deferred assets, will not be realized. Accordingly, the Company recorded a valuation allowance of $57,242,000 for the year ended September 30, 2010, against the following net deferred tax assets generated in the U.S. reporting unit: $33,347,000 for unused losses, $10,696,000 for accounts payable and accrued liabilities, $7,849,000 for intangible assets, $2,333,000 for deferred debt issue expenses, $2,123,000 for stock-based compensation liability, and $894,000 for others. The Company has also recorded valuation allowances for the years ended September 30, 2010, and 2009 of $302,000 and $736,000 respectively against the deferred tax assets relating to financing expenses generated in its France reporting unit.
In future periods, if the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded.
Effective October 1, 2007, the Company adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations and a cumulative effect adjustment to the opening balance of retained earnings was not necessary. If recognized, the total amount of unrecognized tax benefits of $11,485,000 as at September 30, 2010, ($10,409,000 as at September 30, 2009) would affect the Company’s effective tax rate.
The following table presents a summary of the changes to unrecognized tax benefits:

	Successor			Predecessor
	For the	For the	For the	For the
	twelve-month	twelve-month	seven-month	five-month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
	2010	2009	2008	2008
	$	$	$	$
Balance, beginning of period	10,409	10,446	2,015	1,245
Additions based on tax positions related to the current year	31	31	249	904
Additions for tax positions of prior years	1,179	279	8,182	15
Reductions for tax positions of prior years	(134)	(347)	—	(149)

Balance, end of period	11,485	10,409	10,446	2,015

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at September 30, 2010, the company had accrued $1,075,000 ($649,000 as at September 30, 2009) for interest relating to income tax matters. There were no amounts recorded for penalties as at September 30, 2010, and 2009.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions including Canada and France. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is subject to federal and state income tax examination by U.S. tax authorities for fiscal years 2005 through 2010. The Company is subject to Canadian and provincial income tax examination for fiscal years 2005 through 2010. There are numerous other income jurisdictions for which tax returns are not yet settled, none of which is individually significant. The Company is currently being audited by Canada Revenue Agency for fiscal year 2005 to fiscal year 2008.
The Company and its U.S. subsidiaries file as members of a U.S. Federal income tax return, of which Axcan Holdings Inc. is the parent. The consolidated income tax liability is allocated among the members of the group in accordance with a tax allocation agreement. The tax allocation agreement provides that each member of the group is allocated its share of the consolidated tax provision determined generally on a separate income tax return method.
8. Property, Plant and Equipment

	September 30, 2010
		Accumulated
	Cost	depreciation	Net
	$	$	$
Land	2,240	—	2,240
Buildings	23,252	4,490	18,762
Furniture and equipment	8,534	3,515	5,019
Computer equipment and software	18,419	9,588	8,831
Leasehold and building improvements	1,220	295	925

	53,665	17,888	35,777

	September 30, 2009
		Accumulated
	Cost	depreciation	Net
	$	$	$
Land	2,276	—	2,276
Buildings	22,739	2,931	19,808
Furniture and equipment	8,321	2,598	5,723
Computer equipment and software	15,218	4,805	10,413
Leasehold and building improvements	1,181	57	1,124

	49,735	10,391	39,344

Acquisitions of property, plant and equipment amount to $5,577,000 for the twelve-month period ended September 30, 2010, ($11,023,000 for the twelve-month period ended September 30, 2009, $3,134,000 for the seven-month period ended September 30, 2008, and $2,963,000 for the five-month period ended February 25, 2008).
The cost and accumulated depreciation of equipment under capital leases amount to $1,401,000 and $1,077,000 respectively ($1,697,000 and $1,173,000 in 2009).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
9. Impairment of Long-Lived Assets, Including Goodwill
Goodwill
The FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 28, 2010. On April 28, 2010, neither of the Company’s two pancreatic insufficiency drug products, ULTRASEMT and VIOKASE, had obtained FDA approval. The Company plans to continue to seek to obtain an NDA approval for these products. The Company is currently not distributing these products and expects that the future cash flows that would be generated from these products will be negatively impacted by market share erosion that will occur between April 28, 2010 and the date of eventual re-launch of the products on the market, and management cannot provide any assurances that the Company will be able to re-launch the products. The Company has considered the FDA April 28, 2010 approval deadline to be a triggering event which causes the Company to assess whether any portion of its recorded goodwill balance was impaired. As a result, an estimate of the impact of these developments was reflected in certain valuation assumptions of the Company’s interim goodwill impairment test performed as at March 31, 2010.
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
Income approach
To determine the fair value, the Company discounted the expected future cash flows of the U.S. reporting unit, using a discount rate, which reflected the overall level of inherent risk and the rate of return an outside investor would have expected to earn. To estimate cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company used estimated operating income before interest, taxes, depreciation and amortization in the final year of its model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption, and discounted by a perpetuity discount factor to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of the fair value.
Based on the “step one” analysis that was performed for the U.S. reporting unit, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for its U.S. reporting unit, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill, based on a hypothetical allocation of the estimated fair value to the net assets. Based on the preliminary step two analysis, the Company determined that the goodwill allocated to the U.S. reporting unit, in the amount of $91,400,000 was impaired. As a result, the Company recorded a preliminary goodwill impairment charge of $91,400,000 during the three-month period ended March 31, 2010, which represented the Company’s best estimate as at March 31, 2010. The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also requires the Company to make significant estimates and assumptions. The hypothetical allocation required several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit. During the three-month period ended June 30, 2010, the Company finalized its step two analysis. The finalization of this analysis did not result in any adjustment to the previously recorded impairment.
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
The following table reflects the changes in carrying amount of goodwill:

	September 30,	September 30,
	2010	2009
	$	$
Balance, beginning of period	165,823	165,014
Impairment	(91,400)	—
Foreign exchange	(883)	809

Balance, end of period	73,540	165,823

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
Intangible assets
In conjunction with the goodwill impairment identified during the twelve-month period ended September 30, 2010, the Company completed its review of the impairment test for intangible assets with a finite life related to PEPs within the U.S. reporting unit for recoverability and recorded a non-cash charge for impairment of intangible assets other than goodwill of $15,758,000. The Company used a discounted cash flow based approach to value these assets.
During the twelve-month period ended September 30, 2009, as a result of certain factors related to the ongoing marketing of certain of the Company’s products including the approval of a generic formulation of URSO 250 and URSO FORTE, the Company reviewed the carrying amount of the intangible assets specifically related to these products. Based on a discounted cash flow analysis and market prices, the Company concluded that a $55,665,000 reduction to the carrying value of the related intangible assets totalling $83,709,000 prior to the write-down was required. In addition, the estimated remaining amortizable life of these intangible assets was reduced to periods ranging from 6 months to 14 years.
The following table reflects the changes in the carrying amount of intangible assets:
Trademarks, trademark licenses and manufacturing rights with a finite life

	September 30, 2010
		Accumulated
	Cost	amortization	Net
	$	$	$
Balance, beginning of period	491,411	70,121	421,290
Impairment	(26,400)	(10,642)	(15,758)
Amortization	—	52,465	(52,465)
Foreign exchange	(5,804)	(699)	(5,105)

Balance, end of period	459,207	111,245	347,962

	September 30, 2009
		Accumulated
	Cost	amortization	Net
	$	$	$
Balance, beginning of period	559,146	30,770	528,376
Acquisition	10	—	10
Impairment	(70,857)	(15,192)	(55,665)
Amortization	—	53,936	(53,936)
Foreign exchange	3,112	607	2,505

Balance, end of period	491,411	70,121	421,290

As at September 30, 2010, the current intangible assets with a finite life have a weighted average remaining amortization period of approximately 11 years (12 years as at September 30, 2009).
The annual amortization expenses, without taking into account any future acquisitions expected for the years 2011 through 2015, are as follows:

$

2011	44,497
2012	40,409
2013	32,269
2014	26,455
2015	26,455

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
10. Accounts Payable and Accrued Liabilities

	September 30,	September 30,
	2010	2009
	$	$
Accounts payable	18,677	20,781
Accounts payable to a shareholding company	1,574	436
Contract rebates, product returns and accrued chargebacks	29,039	38,189
Accrued interest on long-term debt	4,254	4,377
Accrued royalty fees	4,010	6,516
Accrued salaries	4,790	5,502
Accrued bonuses	6,695	6,649
Accrued research and development expenses	853	308
Accrued liability related to Unapproved Pep’s	18,607	—
Other accrued liabilities	6,174	4,926

	94,673	87,684

11. Long-term Debt

	September 30,	September 30,
	2010	2009
	$	$
Senior notes secured by substantially all of the present and future assets of the Company, bearing interest at 9.25% and maturing in March 2015	226,171	225,764
Term loans of $138,823 at September 30, 2010, ($159,688 at September 30, 2009), of which $138,823 ($109,668 at September 30, 2009) bearing interest at the one-month British Banker Association LIBOR (0.26% as at September 30, 2010, and 0.25% as at September 30, 2009), and $0 ($50,000 at September 30, 2009) bearing interest at the three-month British Banker Association LIBOR (0.28% as at September 30, 2009), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2014.
	135,210	154,779
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	233,094	232,751

	594,475	613,294
Installments due within one year	13,163	30,708

	581,312	582,586

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
On February 25, 2008, the Company obtained various types of financing in connection with the Acquisition. The Company issued $228,000,000 aggregate principal amount of its 9.25% senior secured notes (the “Senior Secured Notes”) due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. The Senior Secured Notes rank pari passu with the credit facility.
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
The Company has a credit facility for a total amount of $290,000,000 composed of available term loans totaling $175,000,000 and of a revolving credit facility of $115,000,000 (“Credit Facility”). The Credit Facility bears interest at a variable rate available composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at September 30, 2010, $175,000,000 of term loans had been issued and no amounts had been drawn during the year against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75% before the effect of the interest rate swaps as disclosed in Note 16. The Credit Facility requires the Company to meet certain financial covenants, which were met as at September 30, 2010. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ended September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions. Pursuant to the annual excess cash flow requirements defined in the credit agreement, the Company will be required to offer to prepay $13,163,000 of outstanding term loans in the first quarter of fiscal year 2011 ($17,583,000 for the fiscal year 2009 was paid in the first quarter of fiscal year 2010). As allowed by the credit agreement, the prepayment has been applied to the remaining scheduled installments of principal in direct order of maturity.
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
Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$
2011	13,163
2012	14,098
2013	61,250
2014	50,312
2015	228,000
Thereafter	235,000

601,823
Unamortized original issuance discount	7,348

594,475

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
12. Capital Stock
Stock incentive plans
Predecessor
In 2006, the Predecessor adopted a new stock incentive plan (the “2006 plan”) in replacement of its previous stock option plan and pursuant to which the Predecessor grant, among other instruments, options, restricted share units (“RSUs”) and deferred share units (“DSUs”) to eligible employees and directors of the Predecessor. The 2006 plan provided that a maximum of 2,300,000 common shares were issuable pursuant to awards made under the 2006 plan, of which a maximum of 800,000 shares were available in the form of RSUs and DSUs. The per share purchase price could not be less than the market price of the common stock on the last trading day prior to the date of grant and the options expired no later than seven years from that date. Options could be exercised over a period established at the date of grant except for the annual options granted to outside directors which were exercisable one year after the date of grant.
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
The following table presents a summary of the changes to the number of stock options outstanding:

	For the five-month period
	ended February 25, 2008
		Weighted
		average
	Number of	exercise
	options	price
		$
Balance, beginning of period	2,684,835	13.61
Exercised	(17,299)	12.72
Expired	(4,000)	11.99
Forfeited	(47,710)	14.62
Settled upon consummation of the Acquisition	(2,615,826)	13.85

Balance, end of period	—	—

Options exercisable at the end of the period	—	—

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
The following table presents a summary of the changes to the number of non-vested stock options in the Predecessor five month-period ended February 25, 2008:

		Weighted
		average
	Number of	grant date
	options	fair value
		$
Balance, beginning of period	1,238,064	6.26
Vested (1)	(1,190,354)	6.25
Forfeited	(47,710)	6.44

Balance, end of period	—	—

(1)	Upon consummation of the Acquisition, all non-vested stock options became vested; as a result, the Predecessor recorded $2,572,085 in share-based compensation expense for the five-month period ended February 25, 2008, $8,821,215 in reduction of retained earnings and $16,394,611 in reduction of additional paid-in capital.
Excluding the expenses recorded upon the consummation of the Acquisition, the Predecessor recorded $7,473,061 or share-based compensation expense relative to stock options for the five-month period ended February 25, 2008 in accordance with the guidance issued by the FASB on compensation related to share-based payment transactions. The amount of expense has been reduced to take into account the forfeitures.
As at the Acquisition date, there were 199,050 outstanding RSUs.
Since 2006, directors received an annual grant of DSUs having a value of $15,000 and each of the eligible persons may have elected to receive a portion of their annual compensation in the form of DSUs. DSUs were credited with dividend equivalents when dividends were paid on the Predecessor’s common shares. Directors may not have received any distribution in respect of the DSUs until they withdrew from the Board and members of management until cessation of employment. The amount of compensation was converted into DSUs based on the market price of the common stock on the last trading day prior to the date of grant. At the Acquisition date, the Predecessor’s directors held 16,211 DSUs.
Successor
Management equity incentive plan
In April 2008, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “MEIP Plan”), pursuant to which the indirect parent company grants options to selected employees and directors of the Company. The MEIP Plan provides that a maximum of 3,833,307 shares of common stock of the indirect parent company are issuable pursuant to the exercise of options. The per share purchase price cannot be less than the fair value of the share of common stock of the indirect parent company at the grant date and the option expires no later than ten years from the date of grant. Vesting of these stock options is split into 3 categories: 1) time-based options: 50% of option grants generally vest ratably over 5 years and feature a fixed exercise price equal to the fair value of common stock of the indirect parent company on grant date; 2) premium options: 25% of stock option grants with an exercise price initially equal to the fair value of common stock on grant date that will increase by 10% each year and generally vesting ratably over 5 years; and 3) performance-based options: 25% of stock option grants with a fixed exercise price equal to the fair value of common stock on grant date which vest upon the occurrence of a liquidity event (as defined under the terms of the MEIP Plan) based on the achievement of return targets calculated based on the return received by majority shareholders from the liquidity event. While the time-based options and the premium options are expensed over the requisite service period, the performance-based options will not be expensed until the occurrence of the liquidity event.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
The following table presents the changes to the number of stock options outstanding under the MEIP:

	For the		For the		For the
	twelve-month		twelve-month		seven-month
	period ended		period ended		period ended
	September 30,		September 30,		September 30,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
		$		$		$
Balance, beginning of period	3,724,375	10.34	3,648,000	10.00	—	—
Granted	190,000	12.31	197,000	12.40	3,723,000	10.00
Exercised	(18,750)	10.33	—	—	—	—
Forfeited	(253,375)	10.27	(120,625)	10.16	(75,000)	10.00

Balance, end of period	3,642,250	10.69	3,724,375	10.34	3,648,000	10.00

Options exercisable at end of year	1,021,012	10.70	526,450	10.31	—	—

Stock options outstanding as at September 30, 2010, are as follows:

	Options outstanding			Options exercisable
		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
	of options	life	price	of options	life	price
Exercise price			$			$
$10.00 - $11.00	2,537,750	7.59	10.01	693,612	7.59	10.01
$11.01 - $12.53	1,104,500	8.08	12.26	327,400	7.67	12.17

	3,642,250	7.74	10.69	1,021,012	7.62	10.70

Stock options outstanding as at September 30, 2009, are as follows:

	Options outstanding			Options exercisable
		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
	of options	life	price	of options	life	price
Exercise price			$			$
$10.00 - $11.00	3,544,375	8.58	10.23	526,450	8.59	10.31
$11.01 - $12.53	180,000	9.64	12.53	—	—	—

	3,724,375	8.63	10.34	526,450	8.59	10.31

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
The changes to the number of non-vested stock options for the fiscal years ended September 30, 2010, and September 30, 2009, are as follows:

	September 30, 2010		September 30, 2009
		Weighted		Weighted
		average		average
	Number of	grant date	Number of	grant date
	options	fair value	options	fair value
		$		$
Balance, beginning of period	3,197,925	3.52	3,648,000	3.43
Granted	190,000	5.18	197,000	5.12
Vested	(513,312)	3.59	(526,450)	3.45
Forfeited	(253,375)	3.37	(120,625)	3.52

Balance, end of period	2,621,238	3.63	3,197,925	3.52

The weighted average fair value of stock options granted under the MEIP was $5.18 for the year ended September 30, 2010, ($5.12 for the fiscal year ended September 30, 2009, and $3.43 for the seven-month period ended September 30, 2008).
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
The fair value estimates are based on the following weighted average assumptions for options granted:

	For the	For the	For the
	twelve-month	twelve-month	seven-month
	period ended	period ended	period ended
	September 30,	September 30,	September 30,
	2010	2009	2008
Expected term of options (years)	5.50	5.40	4.15
Expected stock price volatility	58.4%	57.6%	46.0%
Risk-free interest rate	2.34%	2.38%	2.80%
Expected dividend	—	—	—

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
Special equity grant
In April 2008, the indirect parent company approved the Restricted Stock Unit grant agreement and the penny option grant agreement (collectively “Equity Grant Agreements”) pursuant to which a one-time grant of equity-based awards of either restricted stock units (“RSUs”) or options to purchase shares of common stock of the indirect parent company for a penny (“Penny Options”) was made to certain employees of the Company. A maximum of 1,343,348 shares of common stock of the indirect parent company are issuable with respect to the special grants. As a result of the option to allow the recipients to elect to have an amount withheld that is in excess of the required minimum withholding under the current tax law, the special grants will be accounted for as liability awards. As a liability award, the fair value on which the expense is based is remeasured each period based on the estimated fair value and the final expense will be based on the fair value of the shares on the date the award is settled. The RSUs and Penny Options expire no later than four years and ten years from the date of grant. One third of the granted RSUs and Penny Options vested immediately on date of grant; one third vested on August 25, 2009, and the remainder vested on August 25, 2010.
The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,348,348 with an initial fair value of $10 equal to the share price at the date of grant. As at September 30, 2010, there were 1,172,396 outstanding RSUs and Penny Options (1,275,220 as at September 30, 2009) of which 1,167,396 (851,490 as at September 30, 2009) were vested.
The Company recorded a net recovery of $378,000 of share-based compensation expense relative to the MEIP and the Special Equity Grant for the twelve-month period ended September 30, 2010, ($6,172,000 for the twelve-month period ended September 30, 2009, and $7,443,000 for the seven-month period ended September 30, 2008) with related income tax benefits of $300,000 ($1,098,000 and $1,092,000) respectively. The amount of expense has been reduced to take into account estimated forfeitures. As at September 30, 2010, there were $5,404,000 ($10,341,000 as at September 30, 2009) of total unrecognized compensation costs related to MEIP and the Special Equity Grant based on the recorded fair value. These costs are expected to be recognized over a weighted average period of 4.44 years. At September 30, 2010, there was $3,108,000 ($3,107,000 as at September 30, 2009) of compensation expense related to the performance based options that will be recognized upon the occurrence of a liquidity event.
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
The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable as at September 30, 2010, the value of the awards to be expensed by the Company would range between $5,358,000 and $6,430,000 depending on the level of return expected to be realized by the majority shareholders.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
13. Financial Information Included in the Consolidated Operations
a) Financial expenses

	Successor			Predecessor
	For the	For the	For the	For the
	twelve-month	twelve-month	seven-month	five-month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
	2010	2009	2008	2008
	$	$	$	$
Interest on long-term debt (including amortization of original issuance discount of $2,046, $2,061 in 2009 and $1,150 for the seven-month period ended September 30, 2008)	58,609	61,821	36,631	14
Interest and bank charges	806	444	207	76
Interest rate swaps (Note 16)	17	1,531	5	—
Financing fees	556	1,046	469	172
Amortization of deferred debt issue expenses	4,968	4,967	4,201	—

	64,956	69,809	41,513	262

b) Other information

	Successor			Predecessor
	For the	For the	For the	For the
	twelve-month	twelve-month	seven-month	five-month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
	2010	2009	2008	2008
	$	$	$	$
Rental expenses	3,724	2,881	1,831	1,052
Shipping and handling expenses	6,308	7,066	3,748	2,263
Advertizing expenses	9,847	16,449	8,803	4,628
Depreciation of property, plant and equipment	8,546	6,369	3,824	2,526
Amortization of intangible assets	52,465	53,936	31,755	7,069
Stock-based compensation expense	(378)	6,172	7,443	10,046
Transaction and integration costs	5,602	2,871	11,780	26,489

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
14. Segmented Information
The Company operates in a single field of activity, the pharmaceutical industry.
Three major customers in the U.S. market for which the sales represent 70.2% of revenue for the twelve-month period ended September 30, 2010, (79.5% of revenue for the twelve-month period ended September 30, 2009, 77.1% for the seven-month period ended September 30, 2008, and 74.2% for the five-month period ended February 25, 2008) are detailed as follows:

	Successor			Predecessor
	For the	For the	For the	For the
	twelve-month	twelve-month	seven-month	five-month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
	2010	2009	2008	2008
	%	%	%	%
Customer A	29.9	30.4	43.7	32.4
Customer B	28.1	37.4	24.3	29.8
Customer C	12.2	11.7	9.1	12.0

	70.2	79.5	77.1	74.2

Purchases from one supplier represent approximately 32% of the cost of goods sold for the twelve-month period ended September 30, 2010, (two suppliers for 51% for the twelve-month period ended September 30, 2009, two for 38% for the seven-month period ended September 30, 2008, and two for 40% for the five-month period ended February 25, 2008).
The Company purchases its inventory from third party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.
The Company operates in the following geographic areas:

	Successor			Predecessor
	For the	For the	For the	For the
	twelve-month	twelve-month	seven-month	five-month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	February 25,
	2010	2009	2008	2008
	$	$	$	$
Total Revenue
United States
Domestic sales	255,506	314,783	162,908	112,146
Foreign sales	3,513	4,821	3,076	2,221
Canada
Domestic sales	31,867	30,755	19,614	15,302
Foreign sales	522	165	—	—
European Union
Domestic sales	52,253	58,634	33,082	24,608
Foreign sales	10,911	7,168	4,258	4,093
Other	15	613	241	209

	354,587	416,939	223,179	158,579

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
Revenue is attributed to geographic area as based on the country of origin of the sales.

	September 30,	September 30,
	2010	2009
	$	$
Property, plant, equipment and intangible assets
Canada	299,180	333,001
United States	13,906	44,448
European Union	70,653	83,185

	383,739	460,634

	September 30,	September 30,
	2010	2009
	$	$
Goodwill
Canada	61,887	61,887
United States	—	91,400
European Union	11,653	12,536

	73,540	165,823

15. Financial Instruments
Interest rate risk
The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 16, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing.
Currency risk
The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company does not use derivative instruments to reduce its exposure to foreign currencies risk. As at September 30, 2010, the financial assets totaling $194,005,000 ($183,252,000 as at September 30, 2009) include cash and cash equivalents and accounts receivable for CAN$4,073,000, 18,658,000 Euros and 1,820,000 Swiss francs (CAN$3,525,000, 19,014,000 Euros and 2,000,000 Swiss francs as at September 30, 2009). As at September 30, 2010, the financial liabilities totaling $689,148,000 ($700,978,000 as at September 30, 2009) include accounts payable and accrued liabilities and long-term debt of CAN$10,234,000 and 8,158,000 Euros respectively(CAN$11,432,000 and 8,044,000 Euros as at September 30, 2009).
Credit risk
As at September 30, 2010, the Company had $134,299,000 ($98,630,000 as at September 30, 2009) of cash with one financial institution. At times, such deposits may exceed the amount insured by the Federal Deposit Insurance Corporation.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
Fair value of the financial instruments on the balance sheet
The estimated fair value of the financial instruments is as follows:

	September 30, 2010		September 30, 2009
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	$	$	$	$
Assets
Cash and cash equivalents	161,503	161,503	126,435	126,435
Accounts receivable from the parent company	487	487	306	306
Accounts receivable, net	32,015	32,015	56,511	56,511
Liabilities
Accounts payable and accrued liabilities	94,673	94,673	87,684	87,684
Long-term debt	608,535	594,475	649,689	613,294
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
b) Long-term debt
     The fair value of the long-term debt bearing interest at fixed rates has been established according to market prices obtained from a large U.S. financial institution. The fair value of the variable interest bearing term loan at September 30, 2010, has been established based on broker-dealer quotes. The fair value of the variable interest bearing term loan at September 30, 2009, is estimated to be equal to book value.
16. Derivatives and Hedging Activities
Risk management objective of using derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, conditions and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments, if any, are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as at September 30, 2010, and September 30, 2009.
Tabular disclosure of fair values of derivative instruments

		Liability Derivatives
		Successor	Successor
		September 30, 2010	September 30, 2009
	Balance sheet location	Fair value	Fair value
		$	$
Derivatives designated as hedging instruments
Interest rate swaps	Other long-term liabilities	—	610

Total derivatives designated as hedging instruments		—	610

The table below presents the effect of the Company’s derivative financial instruments on the consolidated operations as at September 30, 2010, and 2009.
Tabular disclosure of the effect of derivative instruments for the twelve-month period ended September 30, 2010, and 2009

		For the	For the
	Location in the	twelve-month	twelve-month
	Consolidated	period ended	period ended
	Financial	September 30,	September 30,
	Statements	2010	2009
		$	$
Interest rate swaps in cash flow hedging relationships
Loss recognized in other comprehensive income on derivatives (effective portion), net of tax of $166 ($330 in 2009)	OCI	(309)	(612)
Loss reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(464)	(499)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	447	—
Interest rate swaps not designated as hedging instruments
Loss recognized in income on derivatives	Financial expenses	—	(1,032)

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
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Inputs that are unobservable and significant to the overall fair value measurement.
If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities measured at fair value on a recurring basis as at September 30, 2010, and September 30, 2009, are summarized below:

Quoted prices in
	active markets	Significant
	for identical	other	Significant
	assets and	observable	unobservable	Balance as at
	liabilities	inputs	inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
	$	$	$	$
Liabilities
Derivative financial instruments	—	—	—	—

	Quoted prices in
	active markets for		Significant
	identical assets	Significant other	unobservable	Balance as at
	and liabilities	observable inputs	inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009
	$	$	$	$
Liabilities
Derivative financial instruments	—	610	—	610

Derivative financial instruments consist of interest rate swap agreements as more fully described in Note 16 and are measured at fair value based on observable market interest rate curves as at the measurement date.
During the twelve-month period ended September 30, 2010, the Company recorded a goodwill impairment charge of $91,400,000 and an intangible assets impairment charge of $15,758,000. The fair value measurement method used in the Company’s impairment analysis utilized a discounted cash flow model and market approach that incorporates significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.
18. Related Party Transactions
As at September 30, 2010, and September 30, 2009, the Company had a note receivable from its parent company amounting to $133,154,000. During the twelve-month period ended September 30, 2010, the Company earned interest income on the note amounting to $7,833,000 net of taxes amounting to $4,217,000 ($7,833,000 net of taxes amounting to $4,217,000 during the twelve-month period ended September 30, 2009, and $4,686,000 net of taxes amounting to $2,524,000 during the seven-month period ended September 30, 2008) and the related interest receivable from the parent company amounting to $27,130,000 as at September 30, 2010, ($15,078,000 as at September 30, 2009) has been recorded in the shareholder’s equity section of the consolidated balance sheet. As at September 30, 2010, the Company has an account receivable from the parent company amounting to $487,000 ($306,000 as at September 30, 2009).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
During the twelve-month period ended September 30, 2010, the Company recorded charges pursuant to the terms of a management fee arrangement with a controlling shareholding company amounting to $4,412,000 ($5,351,000 during the twelve-month period ended September 30, 2009, and the Company recorded fees amounting to $12,975,000 during the seven-month period ended September 30, 2008, of which $4,785,000 was accounted for as debt issue expenses, $6,128,000 as transaction costs, $1,963,000 as selling and administrative expenses and $99,000 as management fees). As at September 30, 2010, the Company accrued fees payable to a controlling shareholding company amounting to $1,574,000 ($436,000 as at September 30, 2009).
During the twelve-month period ended September 30, 2010, the Company paid a dividend to its parent company amounting to $128,000 ($500,000 during the twelve-month period ended September 30, 2009).
For the five-month period ended February 25, 2008, the Predecessor incurred professional fees with entities, in which directors of the Company were partners or shareholders totaling $126,000. These transactions were concluded in the normal course of operations, at the amounts agreed to by related parties.
19. Commitments and Contingencies
a) Commitments
The Company and the Predecessor have entered into non-cancellable operating leases and service agreements with fixed minimum payment obligations expiring on different dates for the rental of office space, automotive equipment and other equipment and for administrative, research and development and other services.
Minimum future payments under these commitments for the next years are as follows:

	For the years ending September 30,
					2015 and
(in millions of U.S. dollars)	2011	2012	2013	2014	thereafter	Total
	$	$	$	$	$	$
Operating leases	2,356	1,532	1,189	613	8	5,698
Other commitments	3,907	165	103	103	—	4,278

	6,263	1,697	1,292	716	8	9,976

b) Licensing agreements
In September 2006, the Predecessor entered into a license and co-development agreement with AGI Therapeutics Research Ltd. (“AGI”). Pursuant to this agreement, AGI and the Predecessor will co-develop a controlled release omeprazole product, AGI-010, for the treatment of gastro-oesophageal reflux disease. On August 14, 2009, AGI and Axcan announced that their license and co-development agreement for AGI-010 had been terminated by mutual agreement. As a consequence, AGI regained full control of AGI-010.
In September 2007, the Predecessor entered into an exclusive license and development agreement with Cellerix SL (“Cellerix”) of Spain, for the North American (United States, Canada and Mexico) rights to Cx401, a biological product in development for the treatment of perianal fistulas. Cx401 uses non-embryonic stem-cells to treat perianal fistulas in Crohn’s and non Crohn’s diseased patients. Under the terms of the agreement, the Predecessor paid a $10,000,000 upfront payment and agreed to pay regulatory milestone payments that could total up to another $30,000,000. The Predecessors’ had also undertaken to make an equity investment of up to $5,000,000 in Cellerix in the event it completed an initial public offering, but this undertaking has now expired without an equity investment being made. Finally, the Predecessor agreed to pay royalties varying between 10% and 18% of net sales of an approved product. Based on the results of a Phase III study conducted by Cellerix in Europe, the Company has decided to not pursue the development of this formulation. The Company is awaiting the results of trials related to a new formulation to which the Company has certain exercisable development rights.
In March 2010, the Company entered into an asset purchase and license agreement to acquire rights in and to the intellectual property, assigned contracts, permits and inventories related to a compound to be used in the development of an undisclosed product in the field of gastroenterology. Certain other rights were licensed under the agreement. Pursuant to the agreement, the Company made an upfront payment of $8,000,000 on closing and additional payments of up to $86,000,000 based on the achievement of certain development, regulatory and commercialization milestones. In addition, the Company will pay royalties on the basis of net sales of an approved product.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
c) Royalties
The Company pays royalties on the sales of certain of its marketed products to unrelated third parties under license and similar agreements, at rates ranging between 1% and 6%.
During the twelve-month period ended September 30, 2010, the Company charged to cost of goods sold a total of $2,404,000 ($5,330,000 for the twelve-month period ended September 30, 2009, $2,302,000 for the seven-month period ended September 30, 2008, and $1,936,000 for the five-month period ended February 25, 2008) in royalties in connection with the sales of its URSO, ULTRASE, VIOKASE, PHOTOFRIN, ADEKs and PYLERA products.
d) Contingencies
The Company and its subsidiaries are involved in litigation matters arising in the ordinary course and conduct of its business. Although the resolution of such matters cannot be predicted with certainty, management does not consider the Company’s exposure to litigation to be material to these consolidated financial statements. As at September 30, 2005, the Predecessor had accrued $2,900,000 to cover any future settlements in connection with an indemnification claim being arbitrated and product liability lawsuits initiated against its subsidiary Axcan Scandipharm (now known as Axcan Pharma US Inc.), relating to the ULTRASE product line. During the year ended September 30, 2006, following a series of favorable decisions in the arbitration of the indemnification claim, the Predecessor re-evaluated its exposure and this accrual was reversed, thus reducing the selling and administrative expenses by the same amount. One of the Plaintiffs in this matter subsequently appealed the favorable arbitration decisions and in January 2010, the Court dismissed the appeal. In November 2006, a new complaint alleging a claim for damages related to these products was received in the Supreme Court of the State of New York. This complaint was settled in March 2009.
In May 2009, the Company entered into an agreement with the U.S. Department of Defense, or DOD, to remain eligible for inclusion on the DOD’s formulary and pursuant to which the Company agreed to pay rebates under the TRICARE retail pharmacy program. The Company began accounting for these rebates in the third quarter of fiscal year 2009. Under its contracting process, the DOD is further seeking rebates from pharmaceutical manufacturers on all prescriptions of covered prescription drugs filled under TRICARE from January 28, 2008, forward, unless DOD agrees to a waiver or compromise of amounts due. On November 30, 2009, in litigation initiated by third parties seeking to have the DOD’s ability to seek retroactive rebates invalidated, the Court affirmed DOD’s position that it is entitled to retroactive refunds on prescriptions filled on or after January 28, 2008. In October 2010, the DOD affirmed its former rulemaking which was the subject of litigation and its intention to seek to collect rebates for periods prior to the contract date. The Company has estimated that its exposure to the retroactive rebates claimed by the DOD would not be material and has recorded an accrual in fiscal year 2010.
e) Employee benefit plan
A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. The Company charged to operations contributions to the Plan totaling $751,000 for the twelve-month period ended September 30, 2010, ($554,000 for the twelve-month period ended September 30, 2009, $233,000 for the seven-month period ended September 30, 2008, and $219,000 for the five-month period ended February 25, 2008).
f) Litigation settlement
The Company initiated claims in damages under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE. During the fiscal year ended September 30, 2009, a settlement arrangement with respect to these claims was entered into with certain of these defendants and in the second quarter of fiscal year 2010, another settlement agreement was entered into with the remaining defendants. Pursuant to each of the agreements, the settling defendants agreed to pay a confidential global amount in one or several installments; all of which have now been paid. Additionally, in the fourth quarter of fiscal year 2010, pursuant to the settlement of another matter in which the Company was a defendant, the Company received compensation for legal fees incurred by reason of having to defend against unfounded claims made by the plaintiff. A total amount of $9,704,000 was paid to the Company during the twelve-month period ended September 30, 2010, ($3,500,000 during the twelve-month period ended September 30, 2009) in respect of these settlement agreements. These amounts were recorded as other income in the statement of operations.
20. Condensed Consolidated Financial Information
As at September 30, 2010, the Company had outstanding $228,000,000 aggregate principal amount of the Senior Secured Notes. The Secured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.
The following supplemental tables present condensed consolidated balance sheets for the Company and its subsidiary guarantors and non-guarantors as at September 30, 2010, and September 30, 2009, the condensed consolidated statements of operations for the twelve-month periods ended September 30, 2010, and 2009, the seven-month period ended September 30, 2008, and the five-month period ended February 25, 2008 (Predecessor) and the condensed consolidated statement of cash flows for the twelve-month periods ended September 30, 2010, and 2009, the seven-month period ended September 30, 2008, and the five-month period ended February 25, 2008 (Predecessor).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Condensed consolidated balance sheet as at September 30, 2010 (Successor)

	Axcan		Subsidiary
	Intermediate	Subsidiary	non-
	Holdings Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	864	104,608	56,031	—	161,503
Accounts receivable, net	—	19,262	13,117	—	32,379
Accounts receivable from the parent company	50	437	—	—	487
Intercompany receivables	11,092	1,618	4,265	(16,975)	—
Income taxes receivable	—	2,906	—	—	2,906
Inventories, net	—	17,697	6,563	(394)	23,866
Prepaid expenses and deposits	48	2,385	844	—	3,277
Deferred income taxes	—	1,355	857	119	2,331

Total current assets	12,054	150,268	81,677	(17,250)	226,749
Property, plant and equipment, net	—	27,383	8,394	—	35,777
Intangible assets, net	—	285,703	62,259	—	347,962
Investments in subsidiaries	(354,104)	830,813	78,175	(554,884)	—
Intercompany advances	826,431	91,811	679,391	(1,597,633)	—
Goodwill, net	—	61,887	11,653	—	73,540
Deferred debt issue expenses, net	18,021	2,422	—	—	20,443
Deferred income taxes	—	—	8,706	—	8,706

Total assets	502,402	1,450,287	930,255	(2,169,767)	713,177

Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,975	77,887	10,811	—	94,673
Income taxes payable	—	1,938	1,508	—	3,446
Short-term intercompany payables	449	15,340	1,186	(16,975)	—
Installments on long-term debt	5,546	7,617	—	—	13,163
Deferred income taxes	—	47	—	—	47

Total current liabilities	11,970	102,829	13,505	(16,975)	111,329

Long-term debt	510,663	70,649	—	—	581,312
Intercompany advances	801	1,512,092	84,740	(1,597,633)	—
Other long-term liabilities	—	10,028	—	—	10,028
Deferred income taxes	—	30,618	922	—	31,540

Total liabilities	523,434	1,726,216	99,167	(1,614,608)	734,209

Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	21,020	735,742	(756,762)	1
Preferred shares	—	78,175	—	(78,175)	—
Retained earnings (deficit)	(468,152)	(354,020)	98,657	255,363	(468,152)
9.05% Note receivable from the parent company	(133,154)	—	—	—	(133,154)
Additional paid-in capital	614,113	12,736	689	(13,425)	614,113
Accumulated other comprehensive loss	(33,840)	(33,840)	(4,000)	37,840	(33,840)

Total shareholders’ equity (deficiency)	(21,032)	(275,929)	831,088	(555,159)	(21,032)

Total liabilities and shareholders’ equity (deficiency)	502,402	1,450,287	930,255	(2,169,767)	713,177

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Condensed consolidated balance sheet as at September 30, 2009 (Successor)

	Axcan
	Intermediate	Subsidiary	Subsidiary
	Holdings Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	702	41,859	83,874	—	126,435
Accounts receivable, net	—	41,151	15,973	—	57,124
Accounts receivable from the parent company	42	264	—	—	306
Short-term intercompany receivables	5,857	5,803	364	(12,024)	—
Income taxes receivable	—	3,383	8	—	3,391
Inventories, net	—	39,162	5,688	(144)	44,706
Prepaid expenses and deposits	—	2,289	579	—	2,868
Deferred income taxes	588	14,960	304	—	15,852

Total current assets	7,189	148,871	106,790	(12,168)	250,682
Property, plant and equipment, net	—	29,846	9,498	—	39,344
Intangible assets, net	—	347,604	73,686	—	421,290
Investments in subsidiaries	(231,940)	782,206	—	(550,266)	—
Intercompany advances	898,272	128,793	669,195	(1,696,260)	—
Goodwill, net	—	153,287	12,536	—	165,823
Deferred debt issue expenses, net	23,371	2,040	—	—	25,411
Deferred income taxes	3,962	4,653	3,437	—	12,052

Total assets	700,854	1,597,300	875,142	(2,258,694)	914,602

Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,091	71,305	11,432	(144)	87,684
Income taxes payable	3,425	(940)	8	—	2,493
Short-term intercompany payables	4,795	6,206	1,023	(12,024)	—
Installments on long-term debt	12,939	17,769	—	—	30,708
Deferred income taxes	588	257	(708)	—	137

Total current liabilities	26,838	94,597	11,755	(12,168)	121,022

Long-term debt	510,755	71,831	—	—	582,586
Intercompany advances	19,224	1,593,115	83,921	(1,696,260)	—
Other long-term liabilities	262	9,186	—	—	9,448
Deferred income taxes	(19,989)	60,511	(2,740)	—	37,782

Total liabilities	537,090	1,829,240	92,936	(1,708,428)	750,838

Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	21,034	745,398	(766,432)	1
Retained earnings (deficit)	(297,658)	(242,700)	37,332	205,368	(297,658)
9.05% Note receivable from the parent company	(133,154)	—	—	—	(133,154)
Additional paid-in capital	619,053	14,204	611	(14,815)	619,053
Accumulated other comprehensive loss	(24,478)	(24,478)	(1,135)	25,613	(24,478)

Total shareholders’ equity (deficiency)	163,764	(231,940)	782,206	(550,266)	163,764

Total liabilities and shareholders’ equity (deficiency)	700,854	1,597,300	875,142	(2,258,694)	914,602

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Condensed consolidated operations for the twelve-month period ended September 30, 2010 (Successor)

	Axcan
	Intermediate	Subsidiary	Subsidiary
	Holdings Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	292,422	63,957	(1,792)	354,587

Cost of goods sold	—	108,723	23,803	(1,611)	130,915
Selling and administrative expenses	5,446	82,664	26,923	—	115,033
Management fees	4,412	—	—	—	4,412
Research and development expenses	—	26,908	4,807	—	31,715
Acquired in-process research	—	7,948	—	—	7,948
Depreciation and amortization	—	53,290	7,721	—	61,011
Impairment of intangible assets and goodwill	—	107,158	—	—	107,158

Total operating expenses	9,858	386,691	63,254	(1,611)	458,192

Operating income (loss)	(9,858)	(94,269)	703	(181)	(103,605)

Financial expenses	59,757	112,719	7,155	(114,675)	64,956
Interest income	(48,961)	(7,591)	(58,811)	114,675	(688)
Other income	—	(9,704)	—	—	(9,704)
Loss (gain) on foreign currencies	21,318	(13,293)	(75)	(6,703)	1,247

Total other expenses (income)	32,114	82,131	(51,731)	(6,703)	55,811

Income (loss) before income taxes	(41,972)	(176,400)	52,434	6,522	(159,416)
Income taxes expense (benefit)	15,184	(1,919)	(2,261)	(54)	10,950
Equity in earnings (loss) in subsidiaries	(113,210)	61,271	—	51,939	—

Net income (loss)	(170,366)	(113,210)	54,695	58,515	(170,366)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Condensed consolidated operations for the twelve-month period ended September 30, 2009 (Successor)

	Axcan
	Intermediate	Subsidiary	Subsidiary
	Holdings Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$

Net product sales	—	350,623	61,020	(1,817)	409,826
Other revenue	—	—	7,113	—	7,113

Total revenue	—	350,623	68,133	(1,817)	416,939

Cost of goods sold	—	79,620	24,728	(1,325)	103,023
Selling and administrative expenses	7,893	88,087	27,134	(172)	122,942
Management fees	5,351	—	—	—	5,351
Research and development expenses	—	34,161	2,196	(320)	36,037
Depreciation and amortization	—	52,352	7,953	—	60,305
Partial write-down of intangible assets	—	55,414	251	—	55,665

Total operating expenses	13,244	309,634	62,262	(1,817)	383,323

Operating income (loss)	(13,244)	40,989	5,871	—	33,616

Financial expenses	62,034	110,810	5,750	(108,785)	69,809
Interest income	(45,755)	(5,911)	(57,508)	108,785	(389)
Other income	—	(3,500)	—	—	(3,500)
Loss (gain) on foreign currencies	(12,464)	(703)	78	12,761	(328)

Total other expenses (income)	3,815	100,696	(51,680)	12,761	65,592

Income (loss) before income taxes	(17,059)	(59,707)	57,551	(12,761)	(31,976)
Income taxes benefit	(7,104)	(16,848)	(130)	—	(24,082)
Equity in earnings in subsidiaries	2,061	44,920	—	(46,981)	—

Net income (loss)	(7,894)	2,061	57,681	(59,742)	(7,894)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Condensed consolidated operations for the seven-month period ended September 30, 2008 (Successor)

	Axcan
	Intermediate	Subsidiary	Subsidiary
	Holdings Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	185,600	45,310	(7,731)	223,179

Cost of goods sold	—	66,857	18,359	(7,989)	77,227
Selling and administrative expenses	9,297	59,353	19,565	31	88,246
Management fees	99	—	—	—	99
Research and development expenses	—	15,520	2,279	(31)	17,768
Acquired in-process research	—	272,400	—	—	272,400
Depreciation and amortization	—	31,876	3,703	—	35,579

Total operating expenses	9,396	446,006	43,906	(7,989)	491,319

Operating income (loss)	(9,396)	(260,406)	1,404	258	(268,140)

Financial expenses	36,723	41,521	87	(36,818)	41,513
Interest income (expense)	(41,459)	42,775	(38,942)	36,818	(808)
Loss (gain) on foreign currencies	52,151	(87,691)	41,692	(7,993)	(1,841)

Total other expenses (income)	47,415	(3,395)	2,837	(7,993)	38,864

Loss before income taxes	(56,811)	(257,011)	(1,433)	8,251	(307,004)
Income taxes expense (benefit)	(16,250)	2,473	(3,966)	3	(17,740)
Equity in earnings (loss) in subsidiaries	(248,703)	10,781	—	237,922	—

Net income (loss)	(289,264)	(248,703)	2,533	246,170	(289,264)

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Condensed consolidated operations for the five-month period ended February 25, 2008 (Predecessor)

	Axcan
	Intermediate
	Holdings	Subsidiary	Subsidiary
	Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	129,669	38,142	(9,232)	158,579

Cost of goods sold	—	37,346	10,869	(9,476)	38,739
Selling and administrative expenses	—	65,595	10,581	22	76,198
Research and development expenses	—	7,826	2,452	(22)	10,256
Depreciation and amortization	—	2,952	6,643	—	9,595

Total operating expenses	—	113,719	30,545	(9,476)	134,788

Operating income	—	15,950	7,597	244	23,791

Financial expenses	—	3,238	41	(3,017)	262
Interest income	—	(5,096)	(3,361)	3,017	(5,440)
Loss (gain) on foreign currencies	—	8,267	76	(8,541)	(198)

Total other expenses (income)	—	6,409	(3,244)	(8,541)	(5,376)

Income before income taxes	—	9,541	10,841	8,785	29,167
Income taxes expense	—	11,682	297	63	12,042
Equity in earnings in subsidiaries	—	19,266	—	(19,266)	—

Net income	—	17,125	10,544	(10,544)	17,125

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Condensed consolidated cash flows for the twelve-month period ended September 30, 2010 (Successor)

	Axcan
	Intermediate
	Holdings	Subsidiary	Subsidiary
	Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(70,250)	91,150	42,220	—	63,120

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(4,705)	(1,353)	—	(6,058)
Intercompany advances	7,408	(72,268)	—	64,860	—
Investments in subsidiaries	—	—	(68,000)	68,000	—

Net cash provided by (used in) investing activities	7,408	(76,973)	(69,353)	132,860	(6,058)

Cash flows from financing activities
Repayment of long-term debt	(8,791)	(12,074)	—	—	(20,865)
Stock-based compensation plan redemptions	(345)	—	—	—	(345)
Intercompany advances	72,268	(7,408)	—	(64,860)	—
Issue of shares	—	68,000	—	(68,000)	—
Dividends paid	(128)	—	—	—	(128)

Net cash provided by (used in) financing activities	63,004	48,518	—	(132,860)	(21,338)

Foreign exchange gain (loss) on cash held in foreign currencies	—	54	(710)	—	(656)

Net increase (decrease) in cash and cash equivalents	162	62,749	(27,843)	—	35,068
Cash and cash equivalents, beginning of period	702	41,859	83,874	—	126,435

Cash and cash equivalents, end of period	864	104,608	56,031	—	161,503

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Consolidated consolidated cash flows for the twelve-month period ended September 30, 2009 (Successor)

	Axcan
	Intermediate
	Holdings	Subsidiary	Subsidiary
	Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(13,820)	124,804	(18,602)	—	92,382

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(8,861)	(1,729)	—	(10,590)
Acquisition of intangible assets	—	—	(10)	—	(10)
Intercompany advances	540	(95,914)	2,505	92,869	—

Net cash provided by (used in) investing activities	540	(104,775)	766	92,869	(10,600)

Cash flows from financing activities
Repayment of long-term debt	(4,608)	(6,329)	—	—	(10,937)
Stock-based compensation plan redemptions	(157)	—	—	—	(157)
Intercompany advances	19,226	2,129	71,514	(92,869)	—
Dividends paid	(500)	—	—	—	(500)

Net cash provided by (used in) financing activities	13,961	(4,200)	71,514	(92,869)	(11,594)

Foreign exchange gain (loss) on cash held in foreign currencies	—	(151)	293	—	142

Net increase in cash and cash equivalents	681	15,678	53,971	—	70,330
Cash and cash equivalents, beginning of period	21	26,181	29,903	—	56,105

Cash and cash equivalents, end of period	702	41,859	83,874	—	126,435

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Condensed consolidated cash flows for the seven-month period ended September 30, 2008 (Successor)

	Axcan
	Intermediate
	Holdings	Subsidiary	Subsidiary
	Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(53,068)	(21,846)	27,402	—	(47,512)

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(2,029)	(1,032)	—	(3,061)
Acquisition of intangible assets	—	—	(32)	—	(32)
Net cash used for the acquisition	—	(958,463)	—	—	(958,463)
Intercompany advances	(898,816)	(32,878)	(671,702)	1,603,396	—
Investments in subsidiaries	(21,020)	(663,674)	—	684,694	—

Net cash used in investing activities	(919,836)	(1,657,044)	(672,766)	2,288,090	(961,556)

Cash flows from financing activities
Issuance of long-term debt	538,120	96,000	—	—	634,120
Repayment of long-term debt	(10,457)	(164)	(269)	—	(10,890)
Intercompany advances	—	1,590,988	12,408	(1,603,396)	—
Advances from the parent company	4,182	—	—	—	4,182
Deferred debt issue expenses	(33,921)	(2,439)	—	—	(36,360)
Issue of shares	475,001	21,020	663,674	(684,694)	475,001

Net cash provided by financing activities	972,925	1,705,405	675,813	(2,288,090)	1,066,053

Foreign exchange loss on cash held in foreign currencies	—	(334)	(546)	—	(880)

Net increase in cash and cash equivalents	21	26,181	29,903	—	56,105

Cash and cash equivalents, beginning and end of period	21	26,181	29,903	—	56,105

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
Consolidated cash flows for the five-month period ended February 25, 2008 (Predecessor)

	Axcan
	Intermediate
	Holdings	Subsidiary	Subsidiary
	Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	—	77,714	(4,469)	—	73,245

Cash flows from investing activities
Disposal of short-term investments	—	129,958	—	—	129,958
Intercompany advances	—	4,500	—	(4,500)	—
Acquisition of property, plant and equipment	—	(3,063)	(251)	—	(3,314)
Acquisition of intangible assets	—	—	(14)	—	(14)

Net cash provided by (used in) investing activities	—	131,395	(265)	(4,500)	126,630

Cash flows from financing activities
Repayment of long-term debt	—	(101)	(120)	—	(221)
Intercompany advances	—	—	(4,500)	4,500	—
Deferred debt issue expenses	—	(889)	—	—	(889)
Stock-based compensation plan redemptions	—	(29,219)	(1,138)	—	(30,357)
Issue of shares	—	224	—	—	224

Net cash used in financing activities	—	(29,985)	(5,758)	4,500	(31,243)

Foreign exchange gain on cash held in foreign currencies	—	64	423	—	487

Net increase (decrease) in cash and cash equivalents		179,188	(10,069)	—	169,119
Cash and cash equivalents, beginning of period	—	150,856	28,816	—	179,672

Cash and cash equivalents, end of period	—	330,044	18,747	—	348,791

21. Subsequent events
On December 1, 2010, Axcan Holdings Inc. (“Axcan Holdings”), the Company’s indirect parent, and Axcan Pharma Holding B.V. (“Axcan Pharma”), a Company’s subsidiary, announced that they had entered into a definitive agreement with Eurand N.V. (“Eurand”), a global specialty pharmaceutical company with headquarters in the Netherlands, under which Axcan Holdings will acquire all of the outstanding shares of Eurand for $12.00 per share in cash, resulting in a purchase price of approximately $583 million. The transaction is subject to a condition that a minimum of 80% of Eurand shares be tendered, as well as receipt of antitrust approval. The Company has secured committed debt financing from BofA Merrill Lynch, Barclays Capital, RBC Capital Markets and HSBC Securities (USA) for the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
     We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2010, the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria established in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management concluded that we did maintain effective internal control over financial reporting as of September 30, 2010, based on the criteria established in the COSO Report.
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
     In addition, certain our officers and directors listed below also serve as the officers and directors of Axcan MidCo Inc., or MidCo, our direct parent and certain of our officers also serve in the same capacity as officers for our indirect subsidiaries Axcan Pharma Inc. and Axcan Pharma US, Inc.

Name	Age	Position
Frank Verwiel, M.D.	48	President and Chief Executive Officer; Director, Axcan Intermediate Holdings Inc. and Axcan Holdings Inc.

David Mims	47	Executive Vice President and Chief Operating Officer; Director, Axcan Intermediate Holdings Inc.

Steve Gannon	49	Senior Vice President, Chief Financial Officer and Treasurer; Director, Axcan Intermediate Holdings Inc.

Alexandre LeBeaut, M.D.	53	Senior Vice President and Chief Scientific Officer

Nicholas Franco	48	Senior Vice President, International Commercial Operations

Theresa Stevens, Esq.	49	Senior Vice President, Business Development

Richard DeVleeschouwer	53	Senior Vice President, Human Resources and Assistant Secretary; Director, Axcan Intermediate Holdings Inc.

Richard Tarte, Esq.	47	Vice President, Corporate Development, General Counsel and Secretary

Fred Cohen, M.D., D. Phil	54	Director, Axcan Holdings Inc.

Heather Preston, M.D.	44	Director, Axcan Holdings Inc.

Todd Sisitsky	39	Director, Axcan Holdings Inc.
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
     David Mims has been a director on the Board and a director of our parent corporation Axcan MidCo Inc. since February 2008. Mr. Mims has also served as President of our parent corporations Axcan MidCo Inc. and Axcan Holdings Inc. since February 2008. Mr. Mims joined Axcan Pharma Inc. as Executive Vice President and Chief Operating Officer in February 2000, shortly after Axcan Pharma Inc.’s acquisition of Scandipharm, Inc. He served as senior accountant at a major accounting firm before joining Russ Pharmaceuticals, Inc. in 1987 as Accounting Services Manager. In 1991, Mr. Mims helped found Scandipharm, Inc., and served as Vice President, Chief Operating Officer, and Chief Financial Officer. He resigned from Scandipharm, Inc., in March 1998 to join Cebert Pharmaceuticals, Inc., as Executive Vice President and Chief Operating Officer. Previously a director of the University of Alabama at Birmingham Research Foundation, Mr. Mims is also a member of the American Institute of Certified Public Accountants and Alabama Society of Certified Public Accountants. He is a licensed Certified Public Accountant (CPA) (inactive) in the state of Alabama and holds a Bachelor of Science degree in accounting from Auburn University, Alabama.

     Steve Gannon has been our Senior Vice President, Chief Financial Officer and Treasurer and a director on the Board since February 2008. Mr. Gannon has also served as director of our parent corporation Axcan MidCo Inc. and Senior Vice President, Chief Financial Officer and Treasurer of our parent corporations Axcan MidCo Inc. and Axcan Holdings Inc. since February 2008. Mr. Gannon joined Axcan Pharma Inc. as Senior Vice President and Chief Financial Officer in February 2006. He has extensive financial experience in corporate growth initiatives, such as acquisitions, corporate alliances, and partnerships within the biotechnology and pharmaceutical sector. Prior to joining Axcan, Mr. Gannon was Chief Financial Officer at CryoCath Technologies Inc., in addition to serving in a number of senior financial roles at AstraZeneca and Mallinckrodt Medical Inc. Mr. Gannon earned a chartered accountant’s designation (CA) in 1985 and holds a Bachelor of Commerce degree from the Concordia University, Montreal, Canada.
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
     Theresa Stevens, Esq., joined the Company in May 2009 as Senior Vice President, Business Development. Before joining Axcan, Ms. Stevens was with Novartis for 10 years holding a number of executive positions, the last being on the Executive Committee member, as Vice President, U.S. Business Development and Licensing, Life Cycle Management and Generics-Brands Strategies in East Hanover, NJ. Ms. Stevens holds a Bachelor of Science in Animal Science cum laude, and Master of Science in Molecular and Cell Biology, summa cum laude, from the University of Maryland in College Park and a Juris Doctorate, magna cum laude, from Widener University of Law in Wilmington, Delaware. Ms. Stevens was admitted to the USPTO in 1992, the State Bars of Pennsylvania and the District of Columbia in 1993 and the U.S. Court of Appeals for the Federal Circuit in 1994.
     Richard Tarte, Esq., has been our General Counsel and Secretary since February 2008. Mr. Tarte has also served as General Counsel and Secretary of our parent corporations Axcan MidCo Inc. and Axcan Holdings Inc. since February 2008. Mr. Tarte joined Axcan Pharma Inc. as Vice President, Corporate Development and General Counsel, in 2001. Prior to that, he served as in-house counsel at the Société Générale de Financement du Québec, a diversified investment fund. Prior to that he was partner at Coudert Brothers, an international law firm. Mr. Tarte was admitted to the Quebec Bar in 1988. He holds a Masters of Business Administration degree from INSEAD in France and a Bachelor of Law degree from the University of Montreal, Canada.
     Richard DeVleeschouwer has been our Senior Vice President, Human Resources since March 2010. Mr. DeVleeschouwer has also served as Director and Assistant Secretary of our parent corporation Axcan MidCo Inc. since August 2010. Mr. DeVleeschouwer has more than 23 years of experience as a Human Resources professional and more than 14 years of experience in the health-care industry. Prior to joining Axcan, Mr. DeVleeschouwer served a number of senior human resources roles at Schering-Plough Corporation. Earlier in his career, Mr. DeVleeschouwer worked at Pharmacia Corporation and Monsanto Company where he held various leadership positions. Mr. DeVleeschouwer holds a Bachelor of Arts degree in Social Organization and Human Relations from the University of Western Ontario, London, Ontario, Canada, and is a graduate from George Brown College of Applied Arts and Technology, Toronto, Ontario, Canada.
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
     Heather Preston, M.D., is Managing Director of TPG Biotech. Prior to joining TPG Biotech in May 2005, Dr. Preston spent two years at JP Morgan Partners where she focused on medical device and biotechnology venture capital investing. Prior to that, she was an

Entrepreneur-in-Residence with New Enterprise Associates. She has an undergraduate degree in biochemistry from the University of London and a medical degree from the University of Oxford. After leaving Oxford, she completed a post-doctoral fellowship in molecular biology at the Dana Farber Cancer Institute, Harvard University. She completed her training in internal medicine at the Massachusetts General Hospital and then she sub-specialized in gastroenterology and hepatology at University of California, San Francisco. During her academic career, she was the recipient of a Fulbright Scholarship, a Fulbright Cancer Research Scholarship, a Harlech Scholarship, and a Science and Engineering Research Council post-doctoral Fellowship Award. After leaving academic medicine, she spent five years at McKinsey & Co. in New York, where she was a leader of their pharmaceutical and medical products consulting practice. She advised large pharmaceutical companies and biotechnology companies on critical strategic issues such as R&D portfolio prioritization, M&A opportunities, new technology acquisitions, new product launches and product growth strategies. Dr. Preston co-founded, and is the CEO of Virobay Inc., a biotechnology company which is seeking to develop new therapies for the treatment of hepatitis C virus (HCV). Dr. Preston serves on the boards of Albireo, Alder Biotherapeutics and Virobay Inc.
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
Corporate Governance
     Our Board consists of four members and the Holdings Board consists of five members. There are no representatives of the Sponsor on our Board, which consists solely of members of our executive management team. The Holdings Board consists of representatives of the Sponsor and our CEO. While decisions regarding the Company’s business and affairs are taken by our Board, the Holdings Board exercises certain strategic and oversight functions. As discussed in more detail below, matters relating to named executive officers compensation are considered and approved by a committee of the Holdings Board comprised of Todd Sisitsky, Fred Cohen and Frank Verwiel (“Compensation Committee”). A committee of the Holdings Board comprised of Heather Preston and Frank Verwiel, also exercises oversight on financial statement approval, auditor nomination, pre-approval of fees and services performed by our auditors and disclosure (“Audit Committee”). Because of these requirements, together with the Sponsor’s ownership of a majority of our outstanding common shares through Holdings, neither we nor Holdings currently have a policy or procedure with respect to shareholder nominees to our respective Boards of Directors. Though not formally considered by our Board, given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of the NASDAQ Global Market, the national securities exchange upon which Axcan Pharma’s common stock was listed prior to the February 2008 Transactions, we do not currently believe that any of our directors would be considered independent, because of their relationships with us as executive officers. In addition, when using the same independence standards, none of the directors on the Holdings Board would be considered independent due to Dr. Verwiel’s position as President and Chief Executive Officer of Holdings and us and the respective relationships of Drs. Cohen and Preston and Mr. Sisitsky with the Sponsor, the owner of a majority of the outstanding common equity of Holdings. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”
Section 16(a) Compliance
     There is no established public trading market for our common stock. We are a wholly owned subsidiary of Axcan MidCo Inc., which holds all of our outstanding common stock and is a wholly owned subsidiary of Axcan Holdings Inc., a privately held company.
Audit Committee
     Our Board selects our independent auditors and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews such audit results with the independent auditors. Due to our status as a privately-held company and the absence of a public trading market for our common stock, we have not designated any member of the Board as an “audit committee financial expert”. A committee of the Holdings Board currently consisting of Heather Preston and Frank Verwiel also exercises oversight on financial statement approval, auditor nomination, review and pre-approval of fees and services performed by our auditors and disclosure (“Audit Committee”).

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
Compensation Committee Interlocks and Insider Participation
     Dr. Verwiel is our Chief Executive Officer. Mr. Sisitsky and Dr. Cohen are affiliated with the Sponsor, which holds the majority of the outstanding common stock of Holdings and is a party to the management services agreement with us. The management services agreement is described in greater detail in “Item 13- Certain Relationships and Related Transactions, and Director Independence.” During fiscal year 2010, we had no compensation committee “interlocks”— meaning that no executive officer of ours served as a director or member of the compensation committee of another entity while an executive officer of the other entity served as a director or member of the Holdings Compensation Committee.
Code of Ethics
     We have a Business Ethics and Conduct Code that applies to, among others, our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, among others. A copy of our Business Ethics and Conduct Code is available on our website, http://www.axcan.com, under “Corporate Profile — Investor Relations — Whistleblower Program”. Any future amendments to the Business Ethics and Conduct Code, and any waivers thereto involving our executive officers, also will be posted to our website.
ITEM 11. EXECUTIVE COMPENSATION
Introduction
     In this section, unless otherwise noted, for purposes of presenting in U.S. dollars the cash compensation paid to named executive officers and directors in non-U.S. currency, we have used the following exchange rates: 1.0498 Canadian dollars to 1 U.S. dollar and 0.7376 Euros to 1 U.S. dollar. These rates are the average of the monthly average exchange rates for each respective currency conversion during fiscal year 2010 as reported by The Bank of Canada. Unless otherwise specified, the source of all exchange rates mentioned in this section is The Bank of Canada.
Compensation Discussion and Analysis
Overview
     This section includes information regarding, among other things, the overall objectives of AIH’s compensation programs and each element of compensation that AIH provided in fiscal year 2010. The goal of this section is to provide a summary of AIH’s executive compensation practices and the decisions that AIH made during this period concerning the compensation package payable to AIH’s executive officers, including the five executives listed in the summary compensation table below. Each of the executives listed in the summary compensation table is referred to herein as a “named executive officer.” This section should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.
     It was generally the responsibility of the Compensation Committee of Holdings, or the Holdings Compensation Committee, to review and recommend to the Board of Directors of Holdings, or Holdings Board, for its approval at the beginning of the fiscal year (1) the corporate goals and objectives that were relevant to the compensation of AIH’s executive officers for the upcoming fiscal year and (2) the level and form of compensation to be offered to AIH’s President and Chief Executive Officer and other named executive officers. After the conclusion of each fiscal year, the Holdings Compensation Committee evaluates the performance of its executive officers against these preset goals and objectives along with the effectiveness of the respective officer’s leadership and makes recommendations to the Holdings Board with respect to the incentive compensation that should be paid to the most senior executive officers, including the named executive officers.
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
The Holdings Board and Holdings Compensation Committee, when making compensation decisions in fiscal year 2010, followed these four principles:
•	Performance-based: Executive compensation levels were intended to reflect both company and individual results based on specific quantitative and qualitative objectives established at the start of each fiscal year in keeping with AIH’s short-term, mid-term and long-term strategic objectives.

•	Aligned with shareholder interests: AIH sought to align the interests of the named executive officers with the interests of its investors by evaluating executive performance on the basis of key financial measurements which were believed to be closely correlated to long-term shareholder value. Key elements of compensation that were meant to align the interests of the named executive officers with shareholders included:
•	AIH’s Annual Incentive Compensation Plan, which offered performance-based cash incentives and used adjusted EBITDA and net sales as measures of corporate performance; and

•	Axcan Holdings Inc. Management Equity Incentive Plan, or the Management Equity Incentive Plan, which provides for the grant of options to executives with the intention of encouraging them to increase shareholder value.
•	Market competitive: AIH’s total direct compensation for executives was designed to be competitive with total direct compensation of executives of comparable peer companies and to consider company and business unit results relative to the results of peers. See “Compensation Methodology-Benchmarking Practices” below.

•	Individual considerations: AIH’s compensation levels were also designed to reflect individual factors such as scope of responsibility, experience and performance against individual objectives.
Compensation Methodology
     The Program consisted of the following three basic components: (1) a Base Salary that was internally equitable and externally competitive; (2) Annual Performance-Based Cash Incentives linked to AIH’s performance and the performance of its individual executive officers; and (3) Long-Term Equity Incentives comprised of equity-based compensation. Each compensation component had a different function. Base salary is the cornerstone of the compensation package and is defined as fixed compensation paid to employees for performing specific job responsibilities. The purpose of short-term incentives is to maximize corporate and individual performance by establishing specific, aggressive operational and financial goals and providing financial incentives to employees based on their level of achievement of these goals. Long-term incentives are designed to retain talent and align employee interests with those of shareholders. All compensation elements were intended to work in concert to maximize corporate and individual performance by establishing specific, aggressive operational and financial goals and by providing financial incentives to employees based on their level of achievement of these goals.
Benchmarking Practices
     In fiscal year 2010, AIH engaged the Hay Group to conduct a compensation analysis for top executive positions. The comparator peer group included 35 specialty pharmaceutical and biotechnology companies similar in size with revenues within .5x and 2.5x of Axcan and included both public and private companies. Results of the assessment show that executive compensation was generally in line with market. In fiscal year 2010, the executive salary ranges, the Incentive Compensation Plan and the Long-term Incentive Plan remained the same. The Chief Financial Officer’s base salary was adjusted to better position within the salary range. We believe that each component of our executive compensation in fiscal year 2010 was aligned with competitive market practices and levels for executives from competitor organizations of comparable revenue and market capitalization size, and other pharmaceutical companies that we compete with for talent.

Compensation Elements
     During fiscal year 2010, the principal elements of compensation for the named executive officers of AIH were (1) Base Salary; (2) Annual Performance-Based Cash Incentives; (3) Long-Term Equity Incentives; and (4) Other Benefits and Perquisites.
Base Salary
     Base salaries for the named executive officers in fiscal year 2010 were established with consideration to the criteria discussed above in “Executive Compensation Philosophy and Objectives” and “Compensation Methodology”, including the executive’s role, responsibilities, and capabilities, as well as the market pay levels for the position, and were benchmarked against competitor group practices. As set forth in the table below, for fiscal year 2010, base salary adjustments for the named executive officers ranged from 0% to 10% based on the executive’s individual performance and position within the relevant salary range.

Percentage of Base Salary Adjustment
Executive Officer	in Fiscal Year 2010
Dr. Frank Verwiel	0.00%
President and Chief Executive Officer

David Mims	0.00%
Executive Vice President and Chief Operating Officer

Steve Gannon	10.00%
Senior Vice President and Chief Financial Officer

Dr. Alexandre LeBeaut	0.00%
Senior Vice President and Chief Scientific Officer

Nicholas Franco	0.00%
Senior Vice President, International Commercial Operations
     Steve Gannon’s base salary was increased 10% to bring his compensation into a more competitive market position. Payments of base salaries were made in the currency of the named executive officer’s country of residence. The base salaries for the named executive officers in fiscal year 2010 are set forth below in “Executive Compensation Tables—Summary Compensation Table”.
Performance-Based Cash Incentives
     The named executive officers participated in AIH’s Annual Incentive Compensation Plan, or the Incentive Plan, a program designed to maximize corporate and individual performance by establishing specific, ambitious operational and financial goals at the beginning of the fiscal year and providing financial incentives to employees based on the level of achievement of these goals. Cash incentives granted to the named executive officers under the Incentive Plan required the approval of both the Holdings Compensation Committee and Holdings Board and were based upon an assessment of corporate and individual performance, respectively described as:
•	Corporate performance, a measure of adjusted EBITDA and corporate net sales; and

•	Individual performance, determined by means of an evaluation under AIH’s formal performance management program and general discharge of duties.
     The weighting of corporate performance measures varied for each named executive officer as described in more detail below. The individual’s performance evaluation for the year as evaluated under the corporate performance plan is also considered in determining the annual incentive payouts.
     The annual incentive targets were reviewed and established as part of AIH’s annual benchmarking of executive compensation. In fiscal year 2009, the Holdings Compensation Committee and Holdings Board, modified the Incentive Plan for all employees to accomplish the following:
•	Reduce plan complexity and provide transparency in calculations;

•	Streamline the incentive administration processes;

•	Apply more leverage (differentiation) to reinforce pay for performance — higher potential upside gain for top performers and larger downside risk for poor performance; and

•	Increase individual accountability at all levels.

     Performance-based cash incentive targets for Mr. Mims, Mr. Gannon, Dr. LeBeaut and Mr. Franco increased 5% in fiscal year 2009 to better align our executive compensation program with the market; no further changes in fiscal year 2010. Under the terms of the Incentive Plan, incentive compensation awards were not intended to be paid to any named executive officers, including the President and Chief Executive Officer, if minimum corporate and individual performance objectives were not met. Incentive targets were established to provide median total cash compensation when AIH’s performance objectives were achieved the potential for above median total cash compensation when AIH’s performance objectives were exceeded and the risk of below median total cash compensation when AIH did not achieve its annual performance objectives. For fiscal 2010, corporate objectives were based on aggressive EBITDA and revenue goals.
     The following table sets forth the annual cash incentive targets determined by AIH for each named executive officer for fiscal year 2010 as well as the weighting of corporate performance measures and individual performance measures for each named executive officer under the Incentive Plan. The actual percentage of base salary which serves as the basis for non-equity incentive award calculations may be more or less than the annual incentive target shown in the table below, depending on the individual performance evaluation. Furthermore, corporate and individual weightings may vary slightly depending on the specific responsibilities and span of control of the respective named executive officer.

	Annual Incentive		Corporate
	Target		Performance
Name and Principal Position	(as % of Base Salary)		Weighting
Dr. Frank Verwiel	60	%(1)	100%
President and Chief Executive Officer

David Mims	50%		90%
Executive Vice President and Chief Operating Officer

Steve Gannon	50%		85%
Senior Vice President and Chief Financial Officer

Dr. Alexandre LeBeaut	50%		85%
Senior Vice President and Chief Scientific Officer

Nicholas Franco	45%		85%
Senior Vice President, International Commercial Operations

(1)	Does not include Match Payment related to supplemental retirement plan replacement.
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

Individual Performance
Corporate Goal Attainment	Corporate Performance Factor	Evaluation Received	Individual Performance Factor
140% of target or more	200% of target	Excellent	126% to 150% of target

100% of target	100% of target	Exceeds Expectations	106% to 125% of target

		Fully Effective	95% to 105% of target

Less than 80% of target	0% of target	Needs Improvement	0% to 84% of target

		Far Below Expectations	0% of target
     Each fiscal year, with the exception of AIH’s President and Chief Executive Officer, each named executive officer’s individual performance was measured in part by the evaluation of his direct supervisor, who gave his recommended evaluation of the named executive officer to the Holdings Compensation Committee for its review and consideration. The Holdings Compensation Committee ultimately made a recommendation to the Holdings Board for the individual performance evaluation of such named executive officer. The individual performance of Holding’s President and Chief Executive Officer, Dr. Frank Verwiel, was to be evaluated by the Holdings Compensation Committee and the Holdings Board. In addition, if in any year Dr. Verwiel receives an annual cash incentive as described above, he will also be entitled to receive a Match Payment equal to one-half (1/2) the annual incentive payable with respect to such year according to his employment agreement with AIH dated May 16, 2008. The Match Payment is intended to replace the supplemental retirement plan listed in Dr. Verwiel’s employment agreement with Axcan Pharma dated May 19, 2005.

Long-Term Equity Incentives
     AIH’s compensation philosophy places a strong emphasis on long-term equity incentives. As discussed in greater detail below, the Holdings Compensation Committee has provided equity investment opportunities tied to financial objectives and all of our named executive officers have chosen to subscribe for additional shares of Holdings.
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
     Under the Management Equity Incentive Plan, 3,833,307 shares of Holdings common stock were reserved for issuance. The Holdings Board or a committee appointed by the Holdings Board is responsible for administering the Management Equity Incentive Plan and authorizing the grant of Holdings Options pursuant thereto, and may amend the Management Equity Incentive Plan (and any Holdings Options) at any time with certain restrictions. As of September 30, 2010, there were 3,642,250 Holdings Options outstanding under the Management Equity Incentive Plan. All of the outstanding Holdings Options have been granted to our employees and, specifically, 1,845,000 were granted to our named executive officers in fiscal year 2008 and remain outstanding (640,000 Holdings Options to Dr. Verwiel, 410,000 Holdings Options to Mr. Mims, 335,000 Holdings Options to Mr. Gannon, 230,000 Holdings Options to Dr. LeBeaut, and 230,000 Holdings Options to Mr. Franco).
     Prior to receiving shares of Holdings common stock (whether pursuant to the exercise of Holdings Options or otherwise), participants must execute a Management Stockholders’ Agreement, which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag-along and drag-along rights.
Additional Equity Grants Following the February 2008 Transactions
     Dr. Verwiel and Mr. Mims, in consideration of their continued employment with us, received a one-time nonrecurring equity grant on April 15, 2008 in the form of restricted stock units, or RSUs. Dr. Verwiel and Mr. Mims received, respectively, 77,834 and 108,578 RSUs. Such RSUs are, upon vesting and settlement, convertible into shares of Holdings common stock. For Dr. Verwiel, all of the granted RSUs vested immediately upon grant and, for Mr. Mims, approximately one-third of the RSUs vested immediately upon grant, an additional one-third vested August 25, 2009 and the remainder of the RSUs vested on August 25, 2010. Additionally, pursuant to Dr. Verwiel’s employment agreement, Dr. Verwiel received 155,666 RSUs on August 25, 2009, one-half of which vested immediately upon grant and one-half of which vested on August 25, 2010. Vested RSUs shall be settled into shares of Holdings common stock, with certain exceptions, on the earlier of: (1) four years from the date of grant, or April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).

     Mr. Gannon, in consideration of his continued employment with us, received a one-time equity grant on April 15, 2008 in the form of penny options, or options to purchase shares of common stock of Holdings for $0.01. Mr. Gannon received 96,436 penny options pursuant to the terms of a Penny Option Grant Agreement which each officer granted penny options entered into with Holdings on April 15, 2008. Approximately one-third of these penny options vested on April 15, 2008, one-third vested on August 25, 2009 and the remainder of the penny options vested on August 25, 2010.
Other Benefits and Perquisites
   Benefits
     AIH’s benefit programs in fiscal year 2010 were targeted to be competitive with other pharmaceutical companies. They included competitive health, welfare and retirement plans. The benefit programs provided to the named executive officers were generally the same benefits provided to the employee population at large. Although the types of benefits offered to AIH’s named executive officers were similar, the cost paid by AIH to secure such benefits varied depending on the country of residence of the named executive officer. In fiscal year 2010, AIH did not have a pension plan or exceptional retirement benefits for any employee group including the named executive officers.
   Perquisites
     As disclosed in the “All Other Compensation” column in the “Summary Compensation Table” below in “Executive Compensation Tables”, AIH provided its named executive officers with additional compensation in the form of perquisites. This compensation was targeted to be competitive with other pharmaceutical companies and included a car allowance or a company- provided vehicle.
   Retirement Plans
     In fiscal year 2010, AIH maintained a registered retirement savings plan, or RRSP/DPSP, for all of its employees in Canada and a defined contribution registered retirement plans in the form of a 401(k) Plan for all of its U.S. employees, including the named executive officers residing in each location. Additionally, an Employee Profit Sharing Plan is maintained for Canadian executives that is designed to allow employees salaried above a certain salary level to contribute and benefit from matching employer contributions up to the threshold of 5% of their base salary, as other employees, where their RRSP/DPSP eligibility is capped under relevant regulations. Employees meeting the following criteria are eligible to participate: 1) regular employees working in Canada with an annual base salary of $210,000 in 2010, 2) participant in the registered retirement savings plan and total contribution must reach the maximum allowed by the Canadian government; $21,000 in 2010. Once a participant meets the annual fiscal maximum of $21,000, a participant can make after income tax contributions into the non-registered Employee Profit Sharing Plan and receive matching employer contributions, subject to the 5% threshold. Employer contributions are made before income tax and employee pays taxes at the end of the calendar year on his/her income tax return. Dr. Verwiel participated in this program until June 30, 2009, at which time he moved to the U.S. and began participating in the U.S. 401(k) Plan. Mr. Gannon participated in this program in fiscal years 2009 and 2010.
     AIH did not maintain a supplemental retirement plan, pension plan or any other retirement benefits for any executive or employee groups other than those described above.
Compensation Committee Report
     The following report of the Holdings Compensation Committee is included in accordance with the rules and regulations of the Securities and Exchange Commission.
     The Holdings Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, with management. Based upon the review and discussions, the Holdings Compensation Committee recommended to the Board of Directors of Axcan Intermediate Holdings Inc., and such board approved, that the CD&A be included in the Form 10-K for the year ended September 30, 2010.
          Respectfully submitted on December 1, 2010 by the members of the Compensation Committee of the Board of Directors of Axcan Holdings Inc.:
Todd Sisitsky
Fred Cohen
Frank Verwiel
Executive Compensation Tables
     In fiscal years 2010, 2009 and 2008, certain of our named executive officers were compensated in non-U.S. currency, depending on the officer’s country of residence. Generally, Mr. Gannon was compensated in Canadian dollars and Mr. Franco was compensated in Euros. Dr. Verwiel was compensated in Canadian dollars until June 30, 2009 when he relocated to the U.S. Unless otherwise indicated, in the executive compensation tables presented below, all cash compensation paid to the named executive officers has been converted into U.S. dollars using an exchange rate equal to the average of the monthly average exchange rates for each respective currency conversion during fiscal years 2010, 2009 and 2008 as calculated by the Bank of Canada. For conversions of Canadian dollars to U.S. dollars in fiscal year 2010, this rate was equal to 1.0498 and for conversions of Euros to U.S. dollars, this rate was equal to 0.7376. For conversions of Canadian dollars to U.S. dollars in fiscal year 2009, this rate was equal to 1.1778 and for conversions of Euros to U.S. dollars, this rate was equal to 0.7419. For conversions of Canadian dollars to U.S. dollars in fiscal year 2008, this rate was equal to 1.0065 and for conversions of Euros to U.S. dollars, this rate was equal to 0.6649. As designated by footnotes, figures related to equity compensation in the tables below may have been converted using a different exchange rate in order to accurately reflect values related to such equity compensation at a particular time, such as the date of grant.
Summary Compensation Table
     The information set forth below in this section reflects the compensation awarded to, earned by, or paid to our named executive officers in fiscal years 2010, 2009 and 2008 for their services rendered in all capacities to us and our subsidiaries.

							Non-Equity
					Restricted	Option	Incentive Plan	All other	Total
	Fiscal	Salary		Bonus	Stock Awards	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	($)		($)(2)	($)(3)	($)(4)	($)(5)	($)(7)	($)
Dr. Frank Verwiel	2010	$645,000		—	—	—	$290,250	$257,439	$1,192,689
President and Chief Executive Officer	2009	645,000	(1)	—	1,555,103	—	406,350	367,971	2,974,424
	2008	645,000		750,000	777,562	2,192,000	580,500	6,150,326	11,095,388

David Mims	2010	399,049		—	—	—	159,366	36,905	$595.320
Executive Vice President and Chief Operating Officer	2009	399,049		—	—	—	205,392	29,847	634,288
	2008	387,426		75,000	1,084,694	1,404,250	262,123	4,084,610	7,298,103

Steve Gannon	2010	365,382	(6)	—	—	—	163,648	29,467	$558,497
Senior Vice President and Chief Financial Officer	2009	296,000		—	—	—	182,210	26,487	504,697
	2008	336,364		60,000	963,396	1,147,375	182,276	766,140	3,455,545

Dr. Alexandre LeBeaut	2010	382,000		—	—	—	0	40,795	$422,795
Senior Vice President and Chief Scientific Officer	2009	382,000		—	—	—	205,215	32,120	619,335
	2008	2,938		—	—	787,750	—	127,000	917,688

Nicholas Franco	2010	340,468	(6)	—	—	—	124,348	66,995	$531,811
Senior Vice President, International	2009	338,495		—	—	—	182,036	63,705	$584,236
Commercial Operations	2008	368,476		40,000	—	787,750	177,851	265,865	1,639,942

(1)	Dr. Verwiel’s annual base salary is USD$645,000. Through June 30, 2009, he was compensated in Canadian dollars. In fiscal year 2009, Dr. Verwiel was paid $490,807 in Canadian dollars, $161,250 in U.S. dollars and a currency exchange adjustment of $99,018.29 in Canadian dollars.

(2)	Amounts set forth in the Bonus column represent a special one-time incentive bonus paid to our named executive officers that related to their performance in fiscal year 2008.

(3)	Amounts set forth in the Restricted Stock Awards column represents the aggregate grant date fair value of awards granted to the named executive officers during the fiscal years ended September 30, 2010, 2009 and 2008 and calculated in accordance with the guidance issued by the FASB on stock compensation. For a discussion of the assumptions used in calculating award values for fiscal years 2010, 2009 and 2008, see Note 12 to our audited consolidated financial statements for the fiscal year ended September 30, 2010 contained in this report. The value set forth in this column for Mr. Gannon represents aggregate grant date fair value of our grant of penny options calculated in accordance with the guidance issued by the FASB on stock compensation.

(4)	Amounts set forth in the Option Awards column represents the aggregate grant date fair value of awards granted to the named executive officers during the fiscal years ended September 30, 2010, 2009 and 2008 and calculated in accordance with the guidance issued by the FASB on stock compensation. The fair value of the service based options was calculated using a Black-Scholes option-pricing model. Values for awards subject to performance conditions are calculated based upon the probable outcome of the performance condition as of the grant date using a Monte Carlo simulation model. For a discussion of the assumptions used in calculating award values for fiscal years 2010, 2009 and 2008, see Note 12 to our audited consolidated financial statements for the fiscal year ended September 30, 2010 contained in this report. The estimated maximum potential value for the performance awards for the 2008 awards, were $1,600,000 for Dr. Verwiel; $1,025,000 for Mr. Mims; $837,500 for Mr. Gannon; $575,000 for Dr. LeBeaut; and $575,000 for Mr. Franco.

(5)	The values in this column represent, in U.S. dollars, incentive awards under the Incentive Plan earned by the named executive officers in fiscal years 2010, 2009 and 2008, but paid in fiscal years 2011, 2010 and 2009. Since the incentive award granted to Mr. Gannon was paid in Canadian dollars and the incentive award granted to Mr. Franco was paid in Euros, the values for such awards have been converted to U.S. dollars. For fiscal year 2010, an exchange rate of 1.0498 Canadian dollars to one U.S. dollar and 0.7376 Euros to one U.S. dollars was used for the conversion. For fiscal year 2009, an exchange rate of 1.0574 Canadian dollars to one U.S. dollar and 0.6670 Euros to one U.S. dollars was used for the conversion. For fiscal year 2008, an exchange rate of 1.2372 Canadian dollars to one U.S. Dollar and 0.7877 Euros to one U.S. dollar was used for the conversion.

(6)	These amounts represent, in U.S. dollars, salaries earned by Mr. Gannon and Mr. Franco that were paid in local currency. The salary paid to Mr. Gannon was paid in Canadian dollars and the salary paid to Mr. Franco was paid in Euros, the values for such salaries have been converted to U.S. dollars.

(7)	All other compensation for FY2010 includes the compensation set forth in the table below:

			Company
		Car Allowance	Contributions
		and/or	to Defined	Insurance
		Company-	Contribution	Premiums
Name & Principal Position	Fiscal Year	Paid Car ($)	Plans ($)(a)	($)(b)	Other(c)	Total ($)
Dr. Frank Verwiel President and Chief Executive Officer	2010	$18,000	$12,373	$21,388	$205,678	$257,439

David Mims Executive Vice President and Chief Operating Officer	2010	10,200	8,250	18,455	—	36,905

Steve Gannon Senior Vice President and Chief Financial Officer	2010	9,716	17,311	2,440	—	29,467

Dr. Alexandre LeBeaut Senior Vice President and Chief Scientific Officer	2010	10,200	11,000	19,595	—	40,795

Nicholas Franco Senior Vice President, International Commercial Operations	2010	25,565	—	25,161	16,269	66,995

(a)	Company contributions to defined contribution plans include contributions to RRSP/DPSP matching funds and 401(k) during fiscal year 2010.

(b)	This column includes payments for life and disability insurance, as well as medical and dental benefits. In addition, $3,532 in fiscal year 2010 in additional life insurance and long-term disability premiums was paid on behalf of Dr. Verwiel. A Payment of $19,565 in fiscal year 2010 was made to maintain an unemployment insurance policy for Mr. Franco since, in France, Mr. Franco’s country of residency, corporate officers who become unemployed are generally not eligible for unemployment benefits.

(c)	A cash payment of $145,125 in fiscal year 2010 was made to Dr. Verwiel by us pursuant to the terms of his employment agreement as a Match Payment, or a payment equal to one-half of the amount of Dr. Verwiel’s non-equity incentive award for fiscal year 2010. In fiscal year 2010, $19,402 was paid for the preparation of Dr. Verwiel’s annual tax returns. In fiscal year 2010, Dr. Verwiel received relocation expenses of $41,152.
Mr. Franco received $16,269 in fiscal year 2010 in housing expenses.

Grants of Plan-Based Awards
     The named executive officers currently do not receive annual grants of long-term equity incentive awards.

		Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards (1)
					Estimated Future	All Other Stock	All Other Option
					Payouts Under	Awards: Number of	Awards: Number of	Exercise or	Grant Date
					Equity Incentive	Shares of Stock or	Securities Underlying	Base Price of Option	Fair Value of Stock and
Name and Principal Position	Grant Date	Threshold	Target	Maximum	Plan	Units	Options	Awards	Option Awards
Dr. Frank Verwiel	—	—	$387,000	$774,000
President and Chief Executive Officer

David Mims		—	199,524	568,645
Executive Vice President and Chief Operating Officer

Steve Gannon		—	182,691	506,967
Senior Vice President and Chief Financial Officer

Dr. Alexandre LeBeaut		—	191,000	530,025
Senior Vice President and Chief Scientific Officer

Nicholas Franco		—	153,210	425,159
Senior Vice President, International Commercial Operations

(1)	This column shows the potential non-equity incentive awards that are possible under the 2010 Incentive Plan, at the threshold, target and maximum levels of performance in fiscal year 2010. As discussed above in “Compensation Discussion and Analysis— Performance-Based Cash Incentives”, no incentive payments were to be paid under the Incentive Plan if both corporate fiscal and individual performance goals were not met. The target payments are based on achieving the 100% target level of performance for both corporate financial measures and individual performance measures. The maximum payments are based on the maximum incentive payments available to our named executive officers under the Incentive Plan as discussed above in “Compensation Discussion and Analysis”. According to Dr. Verwiel’s employment contract, the maximum incentive payment is 120% of base salary for high achievement.

Outstanding Equity Awards at Fiscal Year-End
     The following table shows the outstanding equity awards as of the end of fiscal year 2010 for each of our named executive officers:

	Option Awards								Stock Awards
					Equity
					Incentive
					Plan
					Awards:
	Number of		Number of		Number of				Number of
	Securities		Securities		Securities				Shares or
	Underlying		Underlying		Underlying				Units	Market Value of
	Unexercised		Unexercised		Unexercised	Option		Option	of Stock that	Shares or Units of
	Options (#)		Options (#)		Unearned	Exercise		Expiration	Have Not	Stock that Have
Name and Principal Position	Exercisable		Unexercisable		Options	Price ($)		Date	Vested (#)	Not Vested
Dr. Frank Verwiel	128,000	(1)	192,000	(1)	160,000 (4)	$10.00		4/15/2018
President and Chief	64,000	(2)	96,000	(2)	—	$12.10	(5)	4/15/2018
Executive Officer

David Mims	82,000	(1)	123,000	(1)	102,500 (4)	$10.00		4/15/2018
Executive Vice President and	41,000	(2)	61,500	(2)	—	$12.10	(5)	4/15/2018
Chief Operating Officer

Steve Gannon	96,436	(3)	—		—	$0.01		4/15/2018
Senior Vice President and Chief	67,000	(1)	100,500	(1)	83,750 (4)	$10.00		4/15/2018
Financial Officer	33,500	(2)	50,250	(2)	—	$12.10	(5)	4/15/2018

Dr. Alexandre P. LeBeaut	46,000	(1)	69,000	(1)	57,500 (4)	$10.00		9/29/2018
Senior Vice President and Chief	23,000	(2)	34,500	(2)	—	$12.10	(5)	9/29/2018
Scientific Officer

Nicholas Franco	46,000	(1)	69,000	(1)	57,500 (4)	$10.00		4/15/2018
Senior Vice President,	23,000	(2)	34,500	(2)	—	$10.00	(5)	4/15/2018
International Commercial
Operations

(1)	These values reflect the number vested and unvested time-based options granted to our named executive officers under the Management Equity Incentive Plan. Time-based options vest ratably on each of the first through fifth anniversaries of the date of grant, subject to the officer’s continued employment with us through each anniversary. Dr. Verwiel, Mr. Mims, Mr. Gannon and Mr. Franco’s option will fully vest on April 15, 2013; Dr. LeBeaut’s option will fully vest on September 29, 2013.

(2)	These values reflect the number of vested and unvested premium options granted to our named executive officers under the Management Equity Incentive Plan. Premium options vest ratably on each of the first through fifth anniversaries of the date of grant, subject to the officer’s continued employment with us through each anniversary. Dr. Verwiel, Mr. Mims, Mr. Gannon and Mr. Franco’s option will fully vest on April 15, 2013; Dr. LeBeaut’s option will fully vest on September 29, 2013.

(3)	This value represents the number of “penny options”, or options to purchase common stock of Holdings for $0.01, granted to Mr. Gannon, who resides and works in Canada, pursuant to his penny option grant agreement. Approximately one-third of the penny options immediately vested upon grant on April 15, 2008, one-third vested on August 25, 2009, and the remainder of the penny options vested on August 25, 2010.

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
Options Exercised and Stock Vested
          The table below sets forth information on stock vested and value realized on vesting during fiscal year 2010. There were no options exercised by our named executive officers in fiscal year 2010.

Stock Awards
Number of
	Shares Acquired	Value Realized
	on Vesting	on Vesting
Name & Principal Position	(#)(1)	($)(2)
Dr. Frank Verwiel	77,833	$958,124
President and Chief Executive Officer

David Mims	36,194	$445,548
Executive Vice President and Chief Operating Officer

Steve Gannon	—	—
Senior Vice President and Chief Financial Officer

Dr. Alexandre LeBeaut	—	—
Senior Vice President and Chief Scientific Officer

Nicholas Franco	—	—
Senior Vice President, International Commercial Operations

(1)	The values in this column reflect the number of RSUs granted to Dr. Verwiel on August 25, 2009 where one-half vested on August 25, 2010 and for Mr. Mims, the third vesting tranche of his RSU grant awarded on April 15, 2008. These vested RSUs will not be settled in Holdings common stock until the earlier of: (1) four years from the date of grant, or April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).

(2)	Represents the number of RSU’s vested multiplied by $12.31, the fair market value of one share of Holdings common stock as at December 31, 2009, being the last valuation determination made by the Holdings Board prior to the vesting date.
Employment Agreements and Potential Payments upon Certain Terminations
     The following are descriptions of our employment agreements with our named executive officers in effect as of the end of fiscal year 2010. We have employment agreements with Dr. Verwiel, Mr. Mims, Mr. Gannon, Dr. LeBeaut and Mr. Franco, which contain severance and change of control provisions. In addition, the Company’s Severance Plan, or the Severance Plan provides severance benefits in the event of certain terminations of the executive’s employment. The following narrative describes the terms of these various agreements.

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
     We agreed to grant Dr. Verwiel a total of 233,500 restricted stock units. 77,834 of these RSUs were granted as fully vested on April 15, 2008; and an additional 155,666 RSUs were granted to Dr. Verwiel on August 25, 2009, half of which vested immediately upon grant and half vested on August 25, 2010. Vested RSUs will be settled into Holdings common stock, with certain exceptions, upon the earlier of: (1) four years from the date of grant, April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).
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
     Mr. Mims will receive a base salary at a rate no less than $387,426 per year, which shall be adjusted at our discretion. Although no annual bonus is guaranteed to Mr. Mims, Mr. Mims will have the opportunity to earn an annual cash bonus of at least 45% (as of fiscal year 2009, this bonus has been updated to 50% by the Holdings Board) of his base salary for on-target performance, or Target Annual Bonus, with the possibility of achieving 90% of base salary for high achievement.
     In addition, Mr. Mims received a one-time nonrecurring grant of 410,000 options to purchase shares of Holdings under the Management Equity Incentive Plan. These Holdings Options will vest in accordance with our Management Equity Incentive Plan (as described above) and have an initial exercise price of $10.00 per share.
     We also agreed to grant Mr. Mims a total of 108,578 restricted stock units. One-third of these RSUs vested immediately upon grant, one-third vested on August 25, 2009, and the remaining RSUs vested on August 25, 2010. Vested RSUs will be settled into Holdings common stock, with certain exceptions, upon the earlier of: (1) four years from the date of grant, April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).
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
Employment Agreement with Steve Gannon
     On July 3, 2008, we entered into an employment agreement with Mr. Gannon to continue his service to us as Senior Vice President and Chief Financial Officer of AIH, and to serve as Senior Vice President and Chief Financial Officer of Holdings as well as an officer of certain other subsidiaries of Holdings, including as Senior Vice President, Finance and Chief Financial Officer of Axcan Intermediate Holdings Inc. The agreement has an initial five-year term beginning on February 25, 2008 that provides for automatic twelve-month extensions, beginning on February 25, 2013, unless either we or Mr. Gannon give 60 days’ prior notice of termination.
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
     We granted Dr. LeBeaut a $50,000 signing bonus, a $35,000 tax assistance payment and a $42,000 special signing bonus. In the event that Dr. LeBeaut’s employment was terminated prior to September 29, 2010 for any reason, other than if the Company terminates him without Cause or Dr. LeBeaut terminates for Good Reason, he would have been required to refund and pay the Company the full gross amount of the bonus and incentive payments. In addition, Dr. LeBeaut agreed to, and did, purchase 2,500 shares of Holdings common stock for an aggregate investment of $25,000, pursuant to a subscription agreement and Management Stockholders’ Agreement. For more details on these agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.
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
Employment Agreement with Nicholas Franco
     The employment agreement between the Company and Mr. Franco was effective as of December 20, 2007, and has an indefinite term. Mr. Franco’s employment agreement provides for gross annual compensation of 245,000 Euros, which shall be adjusted at our discretion at the end of each fiscal year. Mr. Franco is eligible to participate in any executive incentive program approved by the AIH Board, and his target annual incentive for fiscal year 2010 is 45% of his base salary, prorated based on time of service.
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
Potential Payments upon Certain Terminations or a Change in Control
     This table shows the potential compensation that we would have had to pay to our named executive officers upon various termination of service scenarios. The table values are based solely on our named executive officers’ employment contracts as the company Severance Plan expired February 24, 2010. The amounts shown assume that termination of employment was effective September 30, 2010. The amounts shown are only estimates of the amounts that would be payable to the named executive officers upon termination of employment and do not reflect tax positions we may have taken or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount, if any, an executive would receive if an eligible termination event were to occur.

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

	Severance Arrangements
	Assuming Termination of Service at the end of Fiscal year 2010
		Termination with Cause	Termination without Cause	Termination
		or without	or for Good	due to Death	Change in
Name & Principal		Good Reason	Reason(1)	or Disability	Control(2)
Position	Benefit Type	($)	($)	($)	($)
Dr. Frank Verwiel	Severance Payment	—	$2,064,000	—	$2,064,000
President and Chief Executive Officer	Bonus	—	—	—	—
	Benefits	—	34,248	—	34,248
	Value of Equity	—	—	—	—
	Award Acceleration(3)

	Total	—	$2,098,248	—	$2,098,248
David Mims	Severance Payment	—	$1,197,146	—	$1,197,146
Executive Vice President and Chief Operating Officer	Bonus	—	—	—	—
	Benefits	—	34,248	—	34,248
	Value of Equity	—	—	—	—
	Award Acceleration(3)

	Total	—	$1,231,395	—	$1,231,395
Steve Gannon	Severance Payment	—	$548,073	—	$548,073
Senior Vice President and Chief Financial Officer	Bonus	—	—	—	—
	Benefits	—	2,709	—	2,709
	Value of Equity	—	—	—	—
	Award Acceleration(3)

	Total	—	$550,782	—	$550,782
Dr. Alexandre LeBeaut	Severance Payment	—	$573,000	—	$573,000
Senior Vice President and Chief Scientific Officer	Bonus	—	—	—	—
	Benefits	—	25,686	—	25,686
	Value of Equity	—	—	—	—
	Award Acceleration

	Total	—	$598,686	—	$598,686
Nicholas Franco	Severance Payment	—	—	—	$340,468
Senior Vice President, International Commercial Operations	Bonus	—	$153,210	—	—
	Benefits	—	—	—	—
	Value of Equity	—	—	—	—
	Award Acceleration

	Total	—	$153,210	—	$340,468

(1)	The severance payments set forth in this column would have been paid to Dr. Verwiel and Mr. Mims, respectively, in equal installments over a period of 24 months in accordance with our standard payroll procedures and any benefits would be provided over a period of 24 months. For Mr. Gannon and Dr. LeBeaut, the severance payments set forth in this column would have been paid to him in equal installments over a period of 18 months in accordance with our standard payroll procedures and any benefits would be provided over a period of 18 months.

(2)	The severance payments set forth in this column would have been paid immediately upon termination to Dr. Verwiel, Mr. Mims, Mr. Gannon and Dr. LeBeaut. For Mr. Franco, the severance payments set forth in this column would have been paid in one lump sum no later than the March 15th following the year of termination. The determination of the form in which benefits would be paid to Mr. Franco would have been at our discretion.

(3)	Upon any event of termination, the named executive officers were entitled to receive the same treatment of their Holdings Options under the Management Equity Incentive Plan as any other employee with the exception of the performance-based Holdings Options held by Dr. Verwiel, Mr. Mims and Mr. Gannon. In the event one of these named executive officers were terminated without cause or for good reason, any performance-based options that had not vested as of the date of termination would remain outstanding for a 12-month period following termination and if a liquidity event (as defined under the Management Equity Incentive Plan) were to occur within such period, all unvested performance-based shares would become vested and exercisable in accordance with the Management Equity Incentive Plan. Otherwise, upon any event of termination of a named executive officer, any unvested Holdings Options would be forfeited unless such termination was without Cause (as defined in the Management Equity Incentive Plan) or by the participant for Good Reason (as defined in the Management Equity Incentive Plan) and occurred during the two-year period following a Change of Control (as defined in the Management Equity Incentive Plan), in which case all unvested time-based and premium Holdings Options would immediately vest and become exercisable as of the date of such termination.
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
     The following table sets forth information with respect to the ownership as of September 30, 2010 for (a) each person known by us to own beneficially more than a 5% equity interest in Holdings, (b) each member of our Board of Directors, (c) each member of Holdings’ board of directors, (d) each of our named executive officers (who are also the named executive officers of Holdings), and (e) all of our and Holdings’ executive officers and directors as a group. We have 100 shares of common stock outstanding, all of which are owned indirectly by Holdings. Share amounts indicated below reflect beneficial ownership, through Holdings, by such entities or individuals of these 100 shares of Axcan Intermediate Holdings Inc.
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
     Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o Axcan Intermediate Holdings Inc., General Counsel, 22 Inverness Center Parkway, Suite 310, Birmingham, AL USA 35242.

	Beneficial Ownership	Percentage
Name and Address of Beneficial Owner	of Common Shares	Owned
TPG Capital(1)	69.91	69.91%
Banc of America Capital Investors V, L.P.(2)	8.35	8.35%
Société Générale de Financement du Québec(3)	6.26	6.26%
HSBC(4)	5.22	5.22%
OMERS Capital Partners Inc.(5)	5.22	5.22%
Alberta Investment Management Corp.(6)	4.17	4.17%
Dr. Frank Verwiel	*	*
David Mims	*	*
Steve Gannon	*	*
Nicholas Franco	*	*
Richard Tarte	*	*
Dr. Alexandre LeBeaut	*	*
Dr. Fred Cohen(7)	69.91	69.91%
Dr. Heather Preston(7)	69.91	69.91%
Todd Sisitsky(7)	69.91	69.91%
All executive officers and directors as a group (12 people)	0.39	0.39%

*	Represents less than one percent or one share, as applicable.

(1)	Axcan Intermediate Holdings Inc. shares shown as beneficially owned by TPG Capital reflect an aggregate of the following record ownership: (i) 30,854,198.80 shares of Holdings held by TPG Partners V, L.P., (ii) 80,715.00 shares of Holdings held by TPG FOF V-A, L.P., (iii) 65,086.20 shares of Holdings held by TPG FOF V-B, L.P. and (iv) 2,500,000.00 shares of Holdings held by TPG Biotechnology Partners II, LP. The address of TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(2)	Axcan Intermediate Holdings Inc. shares shown as beneficially owned by Banc of America Capital Investors V, L.P. through its investment in TPG Axcan Co-Invest II, LLC reflect the following record ownership: 4,000,000 shares of Holdings held by Banc of America Capital Investors V, L.P. The address of Banc of America Capital Investors V, L.P. is 100 North Tryon Street, 25th floor, Attention: Scott R. Poole, Charlotte, NC 28255.

(3)	Axcan Intermediate Holdings Inc. shares shown as beneficially owned by Société Générale de Financement du Quebec through its investment in TPG Axcan Co-Invest, LLC reflect the following record ownership: 3,000,000 shares of Holdings held by SGF Bio-Pharma Capital Inc. The address of Société Générale de Financement du Québec is 600 de la Gauichetière West, Suite 1500, Montreal, Quebec, Canada, H3B 4L8.

(4)	Axcan Intermediate Holdings Inc. shares shown as beneficially owned by HSBC through its investment in TPG Axcan Co-

Invest, LLC reflect an aggregate of the following record ownership:(i) 2,100,000 shares held by HSBC Equity Partners USA, L.P. and (ii) 400,000 shares held by HSBC Private Equity Partners II USA, LP. The address of HSBC is 452 Fifth Avenue, 14th floor, Attention: Andrew Trigg, New York, NY 10018.

(5)	Axcan Intermediate Holdings Inc. shares shown as beneficially owned by OMERS Capital Partners Inc. through its investment in TPG Axcan Co-Invest, LLC reflect the following record ownership: 2,500,000 shares of Holdings held by OCP API Holdings, Inc. The address of OMERS Capital Partners Inc. is Royal Bank Plaza, South Tower, Suite 2010, 200 Bay Street, Toronto, Ontario, Canada, M5J 2J2.

(6)	Axcan Intermediate Holdings Inc. shares shown as beneficially owned by Alberta Investment Management Corp. through its investment in TPG Axcan Co-Invest, LLC reflect an aggregate of the following record ownership: (i) 1,140,000 shares of Holdings held by GP08GV (General) Ltd. and (ii) 860,000 shares of Holdings held by GP08PX (General) Ltd. The address of Alberta Investment Management Corp. is 9515-107 Street, 340 Terrace Building, Edmonton, Alberta, Canada, T5K 2C3.

(7)	Includes all shares held by TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., and TPG Biotechnology Partners II, LP. Each of Fred Cohen, Heather Preston and Todd Sisitsky may be deemed to be a beneficial owner of these interests due to his or her status as an employee of TPG Capital, and each such person disclaims beneficial ownership of any such interests in which he or she does not have a pecuniary interest. The address of each of Dr. Cohen, Dr. Preston and Mr. Sisitsky is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information about the shares of Holdings common stock that may be issued upon the exercise of options and rights (including restricted stock units) under all of our existing equity compensation plans as of September 30, 2010, including the Management Equity Incentive Plan and certain individual arrangements between us and our employees. The table below does not include shares of Holdings common stock that may be issued to certain of our employees as incentive awards correlated to our performance under the Axcan Holdings Inc. Employee Long Term Incentive Plan, since we cannot predict the value, if any, of such awards or whether any of our employees will elect to receive shares of Holdings common stock in lieu of cash awards under such plan. All of our shares are owned by MidCo and we do not have any equity compensation plans under which shares of our common stock are granted.

Number of securities
	Number of				remaining available for
	securities to be		Weighted-average		future issuance
	issued upon exercise		exercise price of		under equity compensation
	of outstanding		outstanding		plans (excluding
	options, warrants and		options, warrants		securities
	rights		and rights		reflected in first column)

Plan Category
Equity compensation plans approved by security holders	—		—		—
Equity compensation plans not approved by security holders(1)	4,814,646	(2)	$10.69	(3)	172,307
Total	4,814,646		$10.69		172,307

(1)	Since our indirect parent Holdings is owned primarily by the Sponsor and the majority of members of the Holdings Board are affiliated with the Sponsor, the Holdings Board, and not the Holdings stockholders, have approved all decisions related to equity-based compensation, including the approval of the Management Equity Incentive Plan and individual compensation arrangements with our executive officers.

(2)	This amount includes 3,642,250 shares of Holdings common stock issuable under the Management Equity Incentive Plan, 719,836 shares of Holdings common stock issuable upon the settlement of Restricted Stock Unit (RSUs) awards granted to certain of our employees and 452,560 shares of Holdings common stock issuable upon the exercise of penny options, or options to purchase Holdings Common Stock for $0.01, granted to certain of our employees.

(3)	The weighted-average exercise price reflects the exercise price of all options to purchase Holdings common stock issued under the Management Equity Incentive Plan and does not reflect the exercise price of the RSUs awards or penny option awards, which have exercise prices of $0 and $0.01, respectively.

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

	Fiscal Year ended	Fiscal Year ended
	September 30, 2010	September 30, 2009
Audit Fees (1)	$778,566	$908,858
Audit-Related Fees (2)	42,811	308,777
Tax Fees (3)	24,316	244,003
All Other Fees (4)	—	21,451

Total Fees	$845,693	$1,483,089

(1)	Audit Fees billed during the periods indicated represented fees for the following services: audit of the Company’s (or the predecessor company’s) annual financial statements, reviews of the Company’s (or the predecessor company’s) quarterly financial statements, audit of the financial statements of certain subsidiaries and other services normally provided in connection with statutory and regulatory filings.

(2)	Audit-Related Fees billed during the periods indicated represented fees for the following services: issue of consent and comfort letters and other services provided in conjunction with financing transactions and consultations on accounting matters.

(3)	Tax Fees billed during the periods indicated represented fees for the following services: compliance, transfer-pricing studies and other tax consultation.

(4)	Performance of agreed-upon procedures with respect to a royalty sales schedule.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, Sate of Alabama, United States of America, on December 16, 2010.

AXCAN INTERMEDIATE HOLDINGS INC.
By:	/s/
	Name:	Steve Gannon
	Title:	Senior Vice President and Chief Financial Officer and Treasurer

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/s/ Frank Verwiel, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2010

/s/ Steve Gannon	Senior Vice President and Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	December 16, 2010

/s/ David W. Mims	Executive Vice President, Chief Operating Officer and Director	December 16, 2010

/s/ Richard DeVleeschouwer	Senior Vice President, Human Resources, Assistant Secretary and Director	December 16, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of Axcan Intermediate Holdings Inc. (f/k/a Atom Intermediate Holdings Inc.), as amended (Exhibit 3.1 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

3.2	By-laws of Axcan Intermediate Holdings Inc. (Exhibit 3.2 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.1	Senior Secured Notes Indenture, dated as of February 25, 2008, between Axcan Intermediate Holdings Inc., the Guarantors listed therein and The Bank of New York, as Trustee, relating to the 9.25% Senior Secured Notes due 2015 (Exhibit 4.1 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.2	Supplemental Indenture, dated as of December 19, 2008, among Axcan EU LLC and The Bank of New York Mellon, as trustee, supplementing the Senior Secured Notes Indenture dated as of February 25, 2008 (Exhibit 4.1 to Axcan Intermediate Holdings Inc. Form 10-Q filed February 13, 2009).

4.3	Senior Notes Indenture, dated as of May 6, 2008, between Axcan Intermediate Holdings Inc., the Guarantors listed therein and The Bank of New York, as Trustee, relating to the 12.75% Senior Notes due 2016 (Exhibit 4.2 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.4	Supplemental Indenture, dated as of December 19, 2008, among Axcan EU LLC and The Bank of New York Mellon, as trustee, supplementing the Senior Notes Indenture dated as of May 6, 2008 (Exhibit 4.2 to Axcan Intermediate Holdings Inc. Form 10-Q filed February 13, 2009).

4.5	Form of 9.25% Senior Secured Notes due 2015 (included in the Senior Secured Notes Indenture filed as Exhibit 4.1 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.6	Form of 12.75% Senior Notes due 2016 (included in the Senior Notes Indenture filed as Exhibit 4.2 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.7	Registration Rights Agreement, dated as of February 25, 2008, by and between Axcan Intermediate Holdings Inc., the Guarantors named therein and Banc of America Securities LLC, HSBC Securities (USA) Inc., RBC Capital Markets Corporation (Exhibit 4.5 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.8	Registration Rights Agreement, dated as of May 6, 2008, by and between Axcan Intermediate Holdings Inc., the Guarantors named therein and Banc of America Securities LLC, HSBC Securities (USA) Inc., RBC Capital Markets Corporation (Exhibit 4.6 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.9	Parallel Debt Agreement, dated as of February 25, 2008, between Axcan LuxCo 1 S.àr.l. and Axcan LuxCo 2 S.àr.l and The Bank of New York, relating to the Senior Secured Notes Indenture (Exhibit 4.12 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.10	Parallel Debt Agreement, dated as of May 6, 2008, between Axcan LuxCo 2 S.àr.l. and Axcan LuxCo 2 S.àr.l and The Bank of New York, relating to the Senior Notes Indenture (Exhibit 4.13 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.11	Pledge Agreement, dated as of February 25, 2008, between Axcan Intermediate Holdings Inc., as Pledgor, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Axcan LuxCo 1 S.àr.l., as Company (Exhibit 4.14 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.12	Pledge Agreement, dated as of February 25, 2008, between Axcan Intermediate Holdings Inc., as Pledgor, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Axcan LuxCo 2 S.àr.l., as Company (Exhibit 4.15 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.13	Deed of Pledge of Membership Rights, dated February 25, 2008, between Axcan Intermediate Holdings Inc. and Axcan US LLC, as Pledgors, and Bank of America, N.A., as Pledgee, and Axcan Coöperatieve U.A., as Coop (Exhibit 4.16 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

Exhibit No.	Exhibit
4.14	Pledge and Security Agreement, dated as of February 25, 2008, between certain subsidiaries of Axcan Intermediate Holdings Inc. identified therein, as Grantors, and Bank of America, N.A., as Administrative Agent (Exhibit 4.17 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.15	Supplement No.1, dated as of December 5, 2008, to the Pledge and Security Agreement dated as of February 25, 2008 among Axcan Intermediate Holdings Inc., as the Parent Borrower, Axcan US Partnership 1 LP, as the Co-Borrower, Axcan MidCo Inc., as Holdings, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined therein) (Exhibit 4.3 to Axcan Intermediate Holdings Inc. Form 10-Q filed February 13, 2009).

4.16	Pledge Agreement, dated as of February 25, 2008, between Axcan LuxCo 2 S.àr.l., as Pledgor, Bank of America, N.A., as Administrative and Collateral Agent, and Axcan Nova Scotia 1 ULC, as Company (Exhibit 4.18 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.17	Deed of Hypothec in favor of Bank of America, N.A., dated as of February 25, 2008 (Exhibit 4.19 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.18	Debenture, dated as of February 25, 2008 (Exhibit 4.20 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

4.19	Pledge of Debentures, dated as of February 25, 2008, between Axcan Pharma Inc. and the Secured Parties (as defined therein) (Exhibit 4.21 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.1	Management Services Agreement, dated as of February 21, 2008, by and among Axcan Holdings Inc., Axcan Intermediate Holdings Inc. and TPG Capital, L.P. (Exhibit 10.1 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.2	Joinder to Management Services Agreement, dated as of February 25, 2008, by and among TPG Capital, L.P., Axcan Pharma Inc. and Axcan US Partnership 1 LP (Exhibit 10.2 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.3+	Exclusive Development/License/Supply Agreement, dated May 16, 2000, between Eurand S.p.A. (f/k/a Eurand International S.p.A.) and Axcan Pharma US, Inc. (f/k/a Axcan Scandipharm Inc.), as amended by Amendment No. 1, dated March 23, 2007 (Exhibit 10.5 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.4+	Finished Product Supply Agreement, dated October 8, 2003, by and between Sanofi-Aventis U.S. LLC (successor in interest of Aventis Pharmaceuticals Inc.) and Axcan Pharma Inc., as amended by Amendment No. 1, dated August 2, 2008 (Exhibit 10.6 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.5+	Manufacturing Services Agreement, dated October 1, 2003, between Patheon Inc. and Axcan Pharma Inc. (Exhibit 10.7 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.6+	Supply Agreement, dated May 7, 2004, between Paddock Laboratories, Inc. and Axcan Pharma Inc. (Exhibit 10.8 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.7	Credit Agreement, dated as of February 25, 2008, between Axcan Intermediate Holdings Inc., as Parent Borrower, Axcan US Partnership 1 LP, as Co-borrower, Axcan MidCo Inc., as Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto (Exhibit 10.9 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.8	Guaranty, dated as of February 25, 2008, among Axcan MidCo Inc., Axcan Intermediate Holdings Inc., Axcan US Partnership 1 LP, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.10 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.9	Supplement No.1, dated as of December 5, 2008, to the Guaranty dated as of February 25, 2008 among Axcan MidCo Inc., Axcan Intermediate Holdings Inc., Axcan US Partnership 1 LP, certain other Subsidiaries of Axcan Intermediate Holdings Inc. from time to time party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to Axcan Intermediate Holdings Inc. Form 10-Q filed February 13, 2009).

Exhibit No.	Exhibit
10.10†	Amendment and Restatement of Employment Agreement between Axcan Pharma Inc., Axcan Pharma US, Inc., Axcan Holdings Inc. and Dr. Frank A.G.M. Verwiel, dated May 16, 2008 (Exhibit 10.11 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.11†	Employment Agreement between Axcan Pharma Inc., Axcan Pharma US, Inc., Axcan Holdings Inc. and David Mims, dated June 3, 2008 (Exhibit 10.12 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.12†	Employment Agreement between Axcan Pharma Inc., Axcan Pharma US, Inc., Axcan Holdings Inc. and Steve Gannon, dated July 3, 2008 (Exhibit 10.13 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.13†	Employment Agreement between Axcan Pharma Inc., Axcan Pharma US, Inc., Axcan Holdings Inc. and Alexandre P. LeBeaut, dated September 15, 2008 (Exhibit 10.14 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.14†	Employment Agreement between Axcan Pharma Inc. and Nicholas Franco, dated October 5, 2007 (Exhibit 10.15 to Axcan Intermediate Holdings Inc. Form S-4/A filed November 7, 2008).

10.15†	Axcan Pharma Inc. Severance Pay Plan (Exhibit 10.16 to Axcan Intermediate Holdings Inc. Form S-4/A filed November 12, 2008).

10.16†	Axcan Holdings Inc. Management Equity Incentive Plan (Exhibit 10.17 to Axcan Intermediate Holdings Inc. Form S-4/A filed November 12, 2008).

10.17†	Axcan Pharma Inc. Incentive Compensation Plan for Executives (Exhibit 10.18 to Axcan Intermediate Holdings Inc. Form S-4/A filed November 12, 2008).

10.18†	Form of Axcan Holdings Inc. Management Stockholders’ Agreement (Exhibit 10.19 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.19†	Form of Restricted Stock Unit Grant Agreement between Axcan Holdings Inc. and U.S. Grantee (Exhibit 10.20 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.20†	Form of Restricted Stock Unit Grant Agreement between Axcan Holdings Inc. and French Grantee (Exhibit 10.21 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.21†	Form of Penny Option Grant Agreement between Axcan Holdings Inc. and Optionee (Exhibit 10.22 to Axcan Intermediate Holdings Inc. Form S-4 filed October 7, 2008).

10.22†	Axcan Holdings Inc. Employee Long Term Incentive Plan. (Exhibit 102.3 to Axcan Intermediate Holdings Inc. Form 10-K filed December 22, 2008).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Axcan Intermediate Holdings Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk (*) are filed herewith.

+	This Exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and have been marked by the following symbol: [ ** ].

†	Denotes management contract or compensatory plan or arrangement