Form 10-Q
period 2010-12-31
Axcan Intermediate Holdings Inc.
filed 2011-02-14
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Yes ☐ No ☑ Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐ (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time).
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
Yes ☐ No ☑
As of February 14, 2011, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Axcan MidCo Inc.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AXCAN INTERMEDIATE HOLDINGS INC.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except share related data)

	December 31,	September 30,
	2010	2010
	(unaudited)	(audited)
	$	$
Assets
Current assets
Cash and cash equivalents	150,736	161,503
Accounts receivable, net	44,756	32,379
Accounts receivable from the parent company (Note 14)	525	487
Income taxes receivable	4,877	2,906
Inventories, net (Note 4)	22,636	23,866
Prepaid expenses and deposits	2,699	3,277
Deferred income taxes, net (Note 10)	3,023	2,331

Total current assets	229,252	226,749
Property, plant and equipment, net (Note 5)	34,018	35,777
Intangible assets, net (Note 6)	335,562	347,962
Goodwill, net	73,361	73,540
Deferred debt issue expenses, net of accumulated amortization of $15,379 ($14,136 as at September 30, 2010)	19,200	20,443
Deferred income taxes, net (Note 10)	8,175	8,706

Total assets	699,568	713,177

Liabilities
Current liabilities
Accounts payable and accrued liabilities	92,037	94,673
Income taxes payable (Note 10)	6,839	3,446
Installments on long-term debt (Note 8)	—	13,163
Deferred income taxes (Note 10)	42	47

Total current liabilities	98,918	111,329
Long-term debt (Note 8)	581,823	581,312
Other long-term liabilities	9,695	10,028
Deferred income taxes (Note 10)	31,368	31,540

Total liabilities	721,804	734,209

Shareholders’ Deficiency
Capital Stock (Note 11)
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as at December 31, 2010, and September 30, 2010	1	1
Deficit	(466,706)	(468,152)
9.05% Note receivable from the parent company (Note 14)	(133,154)	(133,154)
Additional paid-in capital	613,492	614,113
Accumulated other comprehensive loss	(35,869)	(33,840)

Total shareholders’ deficiency	(22,236)	(21,032)

Total liabilities and shareholders’ deficiency	699,568	713,177

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.
On behalf of the Board,

Director	Director

AXCAN INTERMEDIATE HOLDINGS INC.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars)
(unaudited)

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
	2010	2009
	$	$
Net product sales	85,938	110,132

Cost of goods sold (a)	17,423	26,628
Selling and administrative expenses (a) (Note 9)	28,219	32,239
Management fees (Note 14)	838	855
Research and development expenses (a)	6,955	8,426
Depreciation and amortization	13,573	16,693

Total operating expenses	67,008	84,841

Operating income	18,930	25,291

Financial expenses (Note 9)	16,229	16,197
Interest income	(192)	(148)
Loss (gain) on foreign currencies	243	(15)

Total other expenses	16,280	16,034

Income before income taxes	2,650	9,257
Income taxes expense (benefit) (Note 10)	1,204	(189)

Net income	1,446	9,446

(a)	Excluding depreciation and amortization
The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Condensed Consolidated Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)
(in thousands of U.S. dollars, except share related data)
(unaudited)

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
	2010	2009
Common shares (number)
Balance, beginning and end of period	100	100

	$	$
Common shares
Balance, beginning and end of period	1	1
Deficit
Balance, beginning of period	(468,152)	(297,658)
Dividends paid	—	(128)
Net income	1,446	9,446

Balance, end of period	(466,706)	(288,340)
Additional paid-in capital
Balance, beginning of period	614,113	619,053
Stock-based compensation expense	491	1,476
Stock-based compensation plan redemptions	(49)	(271)
Provision on interest receivable from the parent company	(3,037)	(3,037)
Interest income from the parent company, net of taxes of $1,063 ($1,063 in 2009)	1,974	1,974

Balance, end of period	613,492	619,195

9.05% Note receivable from the parent company
Balance, beginning and end of period	(133,154)	(133,154)
Accumulated other comprehensive loss
Balance, beginning of period	(33,840)	(24,478)
Hedging contracts fair value adjustments, net of taxes of $0 ($42 in 2009)	—	(78)
Foreign currency translation adjustments	(2,029)	(2,752)

Balance, end of period	(35,869)	(27,308)

Total shareholders’ equity (deficiency)	(22,236)	170,394

Comprehensive income (loss)
Other comprehensive loss	(2,029)	(2,830)
Net income	1,446	9,446

Total comprehensive income (loss)	(583)	6,616

Accumulated other comprehensive loss
Amounts related to foreign currency translation adjustments	(35,869)	(27,237)
Amounts related to hedging contracts fair value adjustments	—	(71)

Accumulated other comprehensive loss	(35,869)	(27,308)

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Condensed Consolidated Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
	2010	2009
	$	$
Cash flows from operating activities
Net income	1,446	9,446
Adjustments to reconcile net income to cash flows from operating activities
Non-cash financial expenses	1,754	1,762
Depreciation and amortization	13,573	16,693
Stock-based compensation expense (Note 9)	491	1,476
Loss on disposal and write-down of assets	30	25
Non-cash loss (gain) on foreign exchange	39	(479)
Change in fair value of derivatives	—	(516)
Deferred income taxes	(1,601)	(1,370)
Changes in working capital items
Accounts receivable	(12,608)	(14,901)
Accounts receivable from the parent company	(38)	—
Income taxes receivable	(1,937)	1,734
Inventories	1,127	(4,868)
Prepaid expenses and deposits	568	(264)
Accounts payable and accrued liabilities	(1,914)	20,114
Income taxes payable	2,766	(338)

Net cash provided by operating activities	3,696	28,514

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,135)	(1,129)

Net cash used in investing activities	(1,135)	(1,129)

Cash flows from financing activities
Repayment of long-term debt	(13,163)	(20,865)
Stock-based compensation plan redemptions	(49)	(271)
Dividends paid	—	(128)

Net cash used in financing activities	(13,212)	(21,264)

Foreign exchange loss on cash held in foreign currencies	(116)	(165)

Net increase (decrease) in cash and cash equivalents	(10,767)	5,956
Cash and cash equivalents, beginning of period	161,503	126,435

Cash and cash equivalents, end of period	150,736	132,391

Additional information
Interest received	192	148
Interest paid	1,334	1,947
Income taxes received	—	2,372
Income taxes paid	2,285	1,856

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
1. Governing Statutes, Description of Business and Basis of Presentation
Axcan Intermediate Holdings Inc., a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware and its subsidiaries (together the “Company”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary on February 25, 2008, of all of the outstanding common shares of Axcan Pharma Inc. at a price of $23.35 per share (“the Acquisition”), a company incorporated under the Canada Business Corporation Act. The Company is involved in the research, development, production and distribution of pharmaceutical products mainly in the field of gastroenterology.
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars, the reporting currency, and prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the requirements of the Securities and Exchange Commission for reporting on Form 10Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2010. When necessary, the financial statements include amounts based on informed estimates and best judgment of management. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. In the Management’s opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operation for the periods shown. Certain prior period amounts have been reclassified to conform to the current period presentation. All intercompany transactions and balances have been eliminated on consolidation.
2. Significant Accounting Policies
The following policies are interim updates to those discussed in Note 2 to the Company’s audited financial statements for the fiscal year ended September 30, 2010.
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
ULTRASE and VIOKASE, the Company’s pancreatic enzyme products (“PEPs”) have historically accounted for approximately a 19% of the Company’s net sales in the three years ended September 30, 2009. Prior to April 28, 2010, products that were marketed in the U.S. to treat exocrine pancreatic insufficiency had been available before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there were marketed PEPs that had not been approved under the NDA process by the FDA. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products to April 28, 2010, for those companies that were (a) marketing unapproved pancreatic enzyme products as at April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) that continue diligent pursuit of regulatory approval. The FDA has required all manufacturers with unapproved NDAs to cease distribution of unapproved products after April 28, 2010, until such time that NDA approval is granted. After this date, the unapproved products may still be available on pharmacy shelves for a short time until stock is depleted. The FDA has stated that it will continue to review NDAs that have been submitted by manufacturers of unapproved PEPs, and will approve additional PEPs even after the April 28, 2010 deadline has passed, if they meet the required safety, effectiveness and product quality standards. The Company completed the submission for ULTRASE MT in the fourth quarter of fiscal year 2008. The submission of the Company’s rolling NDA for VIOKASE was completed in the first quarter of fiscal year 2010.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
ULTRASE MT and VIOKASE did not receive NDA approval by the April 28, 2010 deadline and the Company has ceased distributing the two products after that date, in compliance with the FDA guideline. The Company recorded an additional $23,453,000 sales deductions reserve in its fiscal year ended September 30, 2010. This reserve is for product returns and other sales deductions as an estimate of Company’s liability for ULTRASE MT and VIOKASE that may be returned by the original purchaser under the Company DSAs or applicable return policies. The cease distribution order issued by the FDA was not considered as a product recall. As at December 31, 2010, the remaining reserve was $11,046,000 and was based on management estimates of ULTRASE MT and VIOKASE inventory in the distribution channel, assumptions on related expiration dates of this inventory as well as estimated erosion of ULTRASE MT and VIOKASE demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE MT and VIOKASE, actual return activity and other factors. In future periods, the Company will monitor and review the estimates and will prospectively record changes to the reserve.
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
3. Recently Issued Accounting Standards
In December 2010, the FASB amended guidance on disclosure of supplementary pro forma information for business combinations and clarifies that when presenting comparative financial statements, a public entity should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. The Company will apply this guidance for future acquisitions on its condensed consolidated financial statements.
In December 2010, the FASB issued guidance that modifies the Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.
In December 2010, the FASB issued guidance that clarified the recognition and classification of annual fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act in the income statements of pharmaceutical manufacturers. The guidance requires that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The annual fee shall be presented as an operating expense. This guidance is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
4. Inventories

	December 31,	September 30,
	2010	2010
	$	$
Raw material and packaging material, net of reserve for obsolescence of $89	9,391	10,316
Work in progress, net of reserve for obsolescence of $429	109	595
Finished goods, net of reserve for obsolescence of $636 ($758 as at September 30, 2010)	13,136	12,955

	22,636	23,866

As disclosed in Note 2, the Company’s PEPs did not obtain regulatory approval by the April 28, 2010 deadline established by the FDA. As a result, a charge of $44,883,000 was recorded during the fiscal year ended September 30, 2010, to cost of goods sold to reduce inventories to their net realizable value and for estimated loss for purchase and other materials and supply commitments related to ULTRASE MT and VIOKASE products.
5. Property, Plant and Equipment

	December 31, 2010
		Accumulated
	Cost	depreciation	Net
	$	$	$
Land	2,232	—	2,232
Buildings	23,245	4,914	18,331
Furniture and equipment	8,711	3,851	4,860
Automotive equipment	30	—	30
Computer equipment and software	18,595	10,920	7,675
Leasehold and building improvements	1,190	300	890

	54,003	19,985	34,018

	September 30, 2010
		Accumulated
	Cost	depreciation	Net
	$	$	$
Land	2,240	—	2,240
Buildings	23,252	4,490	18,762
Furniture and equipment	8,534	3,515	5,019
Computer equipment and software	18,419	9,588	8,831
Leasehold and building improvements	1,220	295	925

	53,665	17,888	35,777

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
6. Intangibles Assets
Trademarks, trademark licenses and manufacturing rights with a finite life

	December 31, 2010
		Accumulated
	Cost	amortization	Net
	$	$	$
Balance, beginning of period	459,207	111,245	347,962
Amortization	—	11,455	(11,455)
Foreign exchange	(1,186)	(241)	(945)

Balance, end of period	458,021	122,459	335,562

7. Segmented Information
The Company operates in a single field of activity, the pharmaceutical industry.
The Company operates in the following geographic areas:

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
	2010	2009
	$	$
Total Revenue
United States
Domestic sales	57,949	83,776
Foreign sales	270	1,378
Canada
Domestic sales	10,046	8,867
Foreign sales	136	—
European Union
Domestic sales	14,850	14,024
Foreign sales	2,687	1,840
Other	—	247

	85,938	110,132

Revenue is attributed to geographic areas based on the country of origin of the sales.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)

	December 31,	September 30,
	2010	2010
	$	$
Property, plant, equipment and intangible assets
Canada	289,807	299,180
United States	11,725	13,906
European Union	68,048	70,653

	369,580	383,739

	December 31,	September 30,
	2010	2010
	$	$
Goodwill
Canada	61,887	61,887
European Union	11,474	11,653

	73,361	73,540

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
8. Long-term Debt

	December 31,	September 30,
	2010	2010
	$	$
Senior notes secured by substantially all of the present and future assets of the Company, bearing interest at 9.25% and maturing in March 2015	226,274	226,171
Term loans of $125,660 as at December 31, 2010, ($138,823 as at September 30, 2010), bearing interest at the one-month British Banker Association LIBOR (0.26% as at December 31, 2010, and 0.26% as at September 30, 2010), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2014	122,368	135,210
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	233,181	233,094

	581,823	594,475
Installments due within one year	—	13,163

	581,823	581,312

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

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
The Company has a credit facility for a total amount of $290,000,000 composed of available term loans totaling $175,000,000 and of a revolving credit facility of $115,000,000 (“Credit Facility”). The Credit Facility bears interest at a variable rate available composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with payments on the term loans beginning in fiscal year 2008. As at December 31, 2010, $175,000,000 of term loans had been issued and no amounts had been drawn during the quarter against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75%. The Credit Facility requires the Company to meet certain financial covenants, which were met as at December 31, 2010. The credit agreement governing the Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ended September 30, 2009, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions. Pursuant to the annual excess cash flow requirements defined in the credit agreement, the Company was required to prepay $13,163,000 of outstanding term loans in the first quarter of fiscal year 2011 ($17,583,000 for the fiscal year 2009 which was paid in the first quarter of fiscal year 2010). As allowed by the credit agreement, the prepayment has been applied to the remaining scheduled installments of principal in direct order of maturity.
On May 6, 2008, the Company issued $235,000,000 of 12.75% senior unsecured notes due March 1, 2016, (the “Senior Unsecured Notes”). The Senior Unsecured Notes were priced at $0.9884 with a yield to maturity of 13.16%. The Senior Unsecured Notes are subordinated to the Credit Facility and Senior Secured Notes.
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
Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$

2011	—
2012	19,567
2013	80,938
2014	25,156
2015	228,000
Thereafter	235,000

588,661
Unamortized original issuance discount	6,838

581,823

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
9. Financial Information Included in the Consolidated Operations
a) Financial expenses

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
	2010	2009
	$	$
Interest on long-term debt (including amortization of original issuance discount of $511 ($516 in 2009)	14,606	14,811
Interest and bank charges	245	102
Interest rate swaps (Note 13)	—	(96)
Financing fees	135	135
Amortization of deferred debt issue expenses	1,243	1,245

	16,229	16,197

b) Other information

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
	2010	2009
	$	$
Rental expenses	884	904
Shipping and handling expenses	1,338	1,616
Advertizing expenses	1,527	3,897
Depreciation of property, plant and equipment	2,118	2,004
Amortization of intangible assets	11,455	14,689
Stock-based compensation expense	491	1,476
Transaction and integration costs	2,927	416

c) Employee benefit plan
A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. The Company charged to operations contributions to the plan totaling $167,000 for the three-month period ended December 31, 2010, ($216,000 for the three-month period ended December 31, 2009).

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
10. Income Taxes
The Company establishes a valuation allowance against deferred tax assets in accordance with U.S. GAAP. As at December 31, 2010, the Company has a valuation allowance of $62,290,000 against the Company’s net deferred tax assets generated in the U.S. reporting unit and of $1,038,000 against the deferred tax assets generated in its France reporting unit. In future periods, if the deferred tax assets are determined by management to be more likely than not to be realized, the tax benefits relating to the reversal of the valuation allowance will be recorded.
The Company’s effective tax rates for the three-month period ended December 31, 2010, was 45.43%, as compared to minus 2.04% in the prior year’s period. The effective tax rate for the three-month period ended December 31, 2010, is affected by a number of elements, the most important being the establishment of the valuation allowance of $5,048,000 against the Company’s net deferred tax assets mostly attributable to the U.S. reporting unit.
As at December 31, 2010, the Company had unrecognized tax benefits of $10,834,000 ($10,896,000 as at December 31, 2009).
The following table presents a summary of the changes to unrecognized tax benefits:

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
	2010	2009
	$	$
Balance, beginning of period	11,485	10,409
Additions based on tax positions related to the current year	8	7
Additions for tax positions of prior years	433	506
Settlements	(1,063)	—
Reductions for tax positions of prior years	(29)	(26)

Balance, end of period	10,834	10,896

The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at December 31, 2010, the Company had accrued $1,090,000 ($1,075,000 as at September 30, 2010) for interest relating to income tax matters. There were no amounts recorded for penalties as at December 31, 2010.
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
As at December 31, 2010, and September 30, 2010, no provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries that the Company intends to indefinitely reinvest.

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
Special equity grant
In April 2008, the indirect parent company approved the Restricted Stock Unit grant agreement and the penny option grant agreement (collectively “Equity Grant Agreements”) pursuant to which a one-time grant of equity-based awards of either restricted stock units (“RSUs”) or options to purchase shares of common stock of the indirect parent company for a penny (“Penny Options”) was made to certain employees of the Company. A maximum of 1,343,348 shares of common stock of the indirect parent company are issuable with respect to the special grants. As a result of the option to allow the recipients to elect to have an amount withheld that is in excess of the required minimum withholding under the current tax law, the special grants will be accounted for as liability awards. As a liability award, the fair value on which the expense is based is remeasured each period based on the estimated fair value and the final expense will be based on the fair value of the shares on the date the award is settled. The RSUs and Penny Options expire no later than four years and ten years respectively from the date of grant. One third of the granted RSUs and Penny Options vested immediately on date of grant; one third vested on August 25, 2009, and the remainder vested on August 25, 2010.
The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10, equal to the share price at the date of grant. As at December 31, 2010, there were 1,157,986 outstanding RSUs and Penny Options (1,172,396 as at September 30, 2010) of which 1,154,652 (1,167,396 as at September 30, 2010) were vested.
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
The awards granted under this LTIP are classified as liabilities in accordance with the FASB issued guidance on distinguishing liabilities from equity, since the award is for a fixed amount of value that can be settled, at the option of the participant, in (i) cash, or (ii) a variable number of parent company common stock of equivalent value.
The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable as of December 31, 2010, the value of the awards to be expensed by the Company would range between $6,175,000 and $7,410,000 depending on the level of return expected to be realized by the majority shareholders.

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
Currency risk
The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company does not use derivative instruments to reduce its exposure to foreign currencies risk. As at December 31, 2010, the financial assets totaling $195,644,000 ($194,005,000 as at September 30, 2010) include cash and cash equivalents and accounts receivable for CAN $5,294,000, 18,159,000 Euros and 1,385,000 Swiss francs respectively (CAN$4,073,000, 18,658,000 Euros and 1,820,000 Swiss francs as at September 30, 2010). As at December 31, 2010, the financial liabilities totaling $673,860,000 ($689,148,000 as at September 30, 2010) include accounts payable and accrued liabilities and long-term debt of CAN$7,363,000 and 6,554,000 Euros respectively (CAN$10,234,000 and 8,158,000 Euros as at September 30, 2010).
Credit risk
As at December 31, 2010, the Company had $129,578,000 ($134,299,000 as at September 30, 2010) of cash with one financial institution. At times, such deposits may exceed the amount insured by the Federal Deposit Insurance Corporation.
Fair value of the financial instruments on the balance sheet
The estimated fair value of the financial instruments is as follows:

	December 31, 2010		September 30, 2010
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	$	$	$	$
Assets
Cash and cash equivalents	150,736	150,736	161,503	161,503
Accounts receivable from the parent company	525	525	487	487
Accounts receivable, net	44,383	44,383	32,015	32,015
Liabilities
Accounts payable and accrued liabilities	92,037	92,037	94,673	94,673
Long-term debt	597,966	581,823	608,535	594,475
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
In March 2009, the Company entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. The Company’s two interest rate swaps with a combined notional amount of $63,000,000 that were designated as cash flow hedges of interest rate risk matured during the quarter ended March 31, 2010, and the Company has not entered into new derivative agreements.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
The table below presents the effect of the Company’s derivative financial instruments on the consolidated operations as at December 31, 2010, and December 31, 2009.
Tabular disclosure of the effect of derivative instruments for the three-month periods ended December 31, 2010, and December 31, 2009.

	Location in the	For the	For the
	Condensed	three-month	three-month
	Consolidated	period ended	period ended
	Financial	December 31,	December 31,
	Statements	2010	2009
		$	$
Interest rate swaps in cash flow hedging relationships
Loss recognized in other comprehensive income on derivatives (effective portion), net of tax of $165 in 2009	OCI	—	(306)
Loss reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	—	(351)

Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	—	447

Interest rate swaps not designated as hedging instruments

Loss recognized in income on derivatives	Financial expenses	—	—

14. Related Party Transactions
As at December 31, 2010, and September 30, 2010, the Company had a note receivable from its parent company amounting to $133,154,000. During the three-month periods ended December 31, 2010, and December 31, 2009, the Company earned interest income on the note amounting to $1,974,000 net of taxes amounting to $1,063,000 and the related interest receivable from the parent company amounting to $30,167,000 as at December 31, 2010 ($27,130,000 as at September 30, 2010) has been recorded in the shareholders’ equity section of the consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholders’ equity. As at December 31, 2010, the Company has an account receivable from the parent company amounting to $525,000 ($487,000 as at September 30, 2010).
During the three-month period ended December 31, 2010, the Company recorded charges pursuant to the terms of a management fee arrangement with a controlling shareholding company amounting to $838,000 ($855,000 during the three-month period ended December 31, 2009). As at December 31, 2010, the Company accrued fees payable to a controlling shareholding company amounting to $859,000 ($1,574,000 as at September 30, 2010).
During the three-month period ended December 31, 2009, the Company paid a dividend to its parent company amounting to $128,000 to allow for the payment of certain group expenses.

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
15. Condensed Consolidating Financial Information
As of December 31, 2010, the Company had outstanding $228,000,000 aggregate principal amount of the Senior Secured Notes. The Secured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.
The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors as at December 31, 2010, and September 30, 2010, the condensed consolidating statements of operations for the three-month period ended December 31, 2010, and the three-month period ended December 31, 2009, and the condensed consolidating statement of cash flows for the three-month period ended December 31, 2010, and the three-month period ended December 31, 2009.
Condensed consolidating balance sheet as at December 31, 2010

	Axcan		Subsidiary
	Intermediate	Subsidiary	non-
	Holdings Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	68	87,681	62,987	—	150,736
Accounts receivable, net	—	29,503	15,253	—	44,756
Accounts receivable from the parent company	51	474	—	—	525
Intercompany receivables	24,302	1,782	4,182	(30,266)	—
Income taxes receivable	—	4,877	—	—	4,877
Inventories, net	—	16,620	6,402	(386)	22,636
Prepaid expenses and deposits	19	1,978	702	—	2,699
Deferred income taxes, net	—	2,092	820	111	3,023

Total current assets	24,440	145,007	90,346	(30,541)	229,252
Property, plant and equipment, net	—	25,859	8,159	—	34,018
Intangible assets, net	—	275,674	59,888	—	335,562
Investments in subsidiaries	(343,465)	846,055	78,175	(580,765)	—
Intercompany advances	822,753	98,425	685,017	(1,606,195)	—
Goodwill, net	—	61,887	11,474	—	73,361
Deferred debt issue expenses, net	16,931	2,269	—	—	19,200
Deferred income taxes, net	—	—	8,175	—	8,175

Total assets	520,659	1,455,176	941,234	(2,217,501)	699,568

Liabilities
Current liabilities
Accounts payable and accrued liabilities	21,884	61,398	8,755	—	92,037
Income taxes payable	—	5,259	1,580	—	6,839
Intercompany payables	1,247	28,479	540	(30,266)	—
Deferred income taxes	—	42	—	—	42

Total current liabilities	23,131	95,178	10,875	(30,266)	98,918
Long-term debt	510,989	70,834	—	—	581,823
Intercompany advances	8,775	1,514,043	83,377	(1,606,195)	—
Other long-term liabilities	—	9,695	—	—	9,695
Deferred income taxes	—	30,716	652	—	31,368

Total liabilities	542,895	1,720,466	94,904	(1,636,461)	721,804
Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	21,020	735,742	(756,762)	1
Preferred shares	—	78,175	—	(78,175)	—
Retained earnings (deficit)	(466,706)	(341,795)	114,443	227,352	(466,706)
9.05% Note receivable from the parent company	(133,154)	—	—	—	(133,154)
Additional paid-in capital	613,492	13,179	730	(13,909)	613,492
Accumulated other comprehensive loss	(35,869)	(35,869)	(4,585)	40,454	(35,869)

Total shareholders’ equity (deficiency)	(22,236)	(265,290)	846,330	(581,040)	(22,236)

Total liabilities and shareholders’ equity (deficiency)	520,659	1,455,176	941,234	(2,217,501)	699,568

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Condensed consolidating balance sheet as at September 30, 2010

	Axcan		Subsidiary
	Intermediate	Subsidiary	non-
	Holdings Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets

Current assets
Cash and cash equivalents	864	104,608	56,031	—	161,503
Accounts receivable, net	—	19,262	13,117	—	32,379
Accounts receivable from the parent company	50	437	—	—	487
Intercompany receivables	11,092	1,618	4,265	(16,975)	—
Income taxes receivable	—	2,906	—	—	2,906
Inventories, net	—	17,697	6,563	(394)	23,866
Prepaid expenses and deposits	48	2,385	844	—	3,277
Deferred income taxes, net	—	1,355	857	119	2,331

Total current assets	12,054	150,268	81,677	(17,250)	226,749
Property, plant and equipment, net	—	27,383	8,394	—	35,777
Intangible assets, net	—	285,703	62,259	—	347,962
Investments in subsidiaries	(354,104)	830,813	78,175	(554,884)	—
Intercompany advances	826,431	91,811	679,391	(1,597,633)	—
Goodwill, net	—	61,887	11,653	—	73,540
Deferred debt issue expenses, net	18,021	2,422	—	—	20,443
Deferred income taxes, net	—	—	8,706	—	8,706

Total assets	502,402	1,450,287	930,255	(2,169,767)	713,177

Liabilities

Current liabilities
Accounts payable and accrued liabilities	5,975	77,887	10,811	—	94,673
Income taxes payable	—	1,938	1,508	—	3,446
Intercompany payables	449	15,340	1,186	(16,975)	—
Installments on long-term debt	5,546	7,617	—	—	13,163
Deferred income taxes	—	47	—	—	47

Total current liabilities	11,970	102,829	13,505	(16,975)	111,329
Long-term debt	510,663	70,649	—	—	581,312
Intercompany advances	801	1,512,092	84,740	(1,597,633)	—
Other long-term liabilities	—	10,028	—	—	10,028
Deferred income taxes	—	30,618	922	—	31,540

Total liabilities	523,434	1,726,216	99,167	(1,614,608)	734,209

Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	21,020	735,742	(756,762)	1
Preferred shares	—	78,175	—	(78,175)	—
Retained earnings (deficit)	(468,152)	(354,020)	98,657	255,363	(468,152)
9.05% Note receivable from the parent company	(133,154)	—	—	—	(133,154)
Additional paid-in capital	614,113	12,736	689	(13,425)	614,113
Accumulated other comprehensive loss	(33,840)	(33,840)	(4,000)	37,840	(33,840)

Total shareholders’ equity (deficiency)	(21,032)	(275,929)	831,088	(555,159)	(21,032)

Total liabilities and shareholders’ equity	502,402	1,450,287	930,255	(2,169,767)	713,177

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Condensed consolidating operations for the three-month period ended December 31, 2010

	Axcan		Subsidiary
	Intermediate	Subsidiary	non-
	Holdings Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$

Net product sales	—	68,512	17,538	(112)	85,938
Cost of goods sold	3	10,956	6,585	(121)	17,423
Selling and administrative expenses	4,523	16,700	6,996	—	28,219
Management fees	838	—	—	—	838
Research and development expenses	—	6,806	149	—	6,955
Depreciation and amortization	—	11,721	1,852	—	13,573

Total operating expenses	5,364	46,183	15,582	(121)	67,008

Operating income (loss)	(5,364)	22,329	1,956	9	18,930
Financial expenses	14,924	28,800	1,788	(29,283)	16,229
Interest income	(12,243)	(1,911)	(15,321)	29,283	(192)
Dividend income	—	—	(242)	242	—
Loss (gain) on foreign currencies	3,797	(2,035)	(157)	(1,362)	243

Total other expenses (income)	6,478	24,854	(13,932)	(1,120)	16,280

Income (loss) before income taxes	(11,842)	(2,525)	15,888	1,129	2,650
Income taxes expense (benefit)	(1,063)	2,160	99	8	1,204
Equity in earnings in subsidiaries	12,225	16,910	—	(29,135)	—

Net income	1,446	12,225	15,789	(28,014)	1,446

Condensed consolidating operations for the three-month period ended December 31, 2009

	Axcan		Subsidiary
	Intermediate	Subsidiary	non-
	Holdings Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	95,023	16,106	(997)	110,132
Cost of goods sold	—	22,549	5,076	(997)	26,628
Selling and administrative expenses	343	24,401	7,495	—	32,239
Management fees	855	—	—	—	855
Research and development expenses	—	7,707	719	—	8,426
Depreciation and amortization	—	14,611	2,082	—	16,693

Total operating expenses	1,198	69,268	15,372	(997)	84,841

Operating income (loss)	(1,198)	25,755	734	—	25,291
Financial expenses	14,957	28,661	1,960	(29,381)	16,197
Interest income	(12,469)	(1,995)	(15,065)	29,381	(148)
Loss (gain) on foreign currencies	6,717	(4,664)	(139)	(1,929)	(15)

Total other expenses (income)	9,205	22,002	(13,244)	(1,929)	16,034

Income (loss) before income taxes	(10,403)	3,753	13,978	1,929	9,257
Income taxes expense (benefit)	(3,641)	3,841	(389)	—	(189)
Equity in earnings in subsidiaries	16,208	16,296	—	(32,504)	—

Net income	9,446	16,208	14,367	(30,575)	9,446

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Condensed consolidating cash flows for the three-month period ended December 31, 2010

	Axcan		Subsidiary
	Intermediate	Subsidiary	non-
	Holdings Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(3,176)	(755)	7,627	—	3,696
Cash flows from investing activities
Acquisition of property, plant and equipment	—	(643)	(492)	—	(1,135)
Intercompany advances	—	(7,975)	—	7,975	—

Net cash used in investing activities	—	(8,618)	(492)	7,975	(1,135)
Cash flows from financing activities
Repayment of long-term debt	(5,546)	(7,617)	—	—	(13,163)
Stock-based compensation plan redemptions	(49)	—	—	—	(49)
Intercompany advances	7,975	—	—	(7,975)	—

Net cash provided by (used in) financing activities	2,380	(7,617)	—	(7,975)	(13,212)
Foreign exchange loss on cash held in foreign currencies	—	63	(179)	—	(116)

Net increase (decrease) in cash and cash equivalents	(796)	(16,927)	6,956	—	(10,767)
Cash and cash equivalents, beginning of period	864	104,608	56,031	—	161,503

Cash and cash equivalents, end of period	68	87,681	62,987	—	150,736

Condensed consolidating cash flows cash flows for the three-month period ended December 31, 2009

	Axcan		Subsidiary
	Intermediate	Subsidiary	non-
	Holdings Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(12,285)	19,713	21,086	—	28,514
Cash flows from investing activities
Acquisition of property, plant and equipment	—	(1,100)	(29)	—	(1,129)
Intercompany advances	29,998	22,879	(5,328)	(47,549)	—
Investments in subsidiaries	—	—	(68,000)	68,000	—

Net cash provided by (used in) investing activities	29,998	21,779	(73,357)	20,451	(1,129)
Cash flows from financing activities
Repayment of long-term debt	(8,791)	(12,074)	—	—	(20,865)
Stock-based compensation plan redemptions	(271)	—	—	—	(271)
Intercompany advances	(9,163)	(37,852)	(534)	47,549	—
Dividends paid	(128)	—	—	—	(128)
Issue of shares	—	68,000	—	(68,000)	—

Net cash provided by (used in) financing activities	(18,353)	18,074	(534)	(20,451)	(21,264)
Foreign exchange gain (loss) on cash held in foreign currencies	—	72	(237)	—	(165)

Net increase (decrease) in cash and cash equivalents	(640)	59,638	(53,042)	—	5,956
Cash and cash equivalents, beginning of period	702	41,859	83,874	—	126,435

Cash and cash equivalents, end of period	62	101,497	30,832	—	132,391

AXCAN INTERMEDIATE HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
16. Subsequent Event
Acquisition of Eurand N.V. (“Eurand”)
On February 11, 2011, Axcan Holdings Inc. (“Axcan Holdings”), the Company’s indirect parent, and Axcan Pharma Holding B.V. (“Axcan AcquisitionCo”), an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired 95.6% (99.1% after giving effect to the additional shares that are guaranteed to be delivered under a notice of guaranteed delivery) of the outstanding shares of Eurand N.V. (“Eurand”) for a purchase price of $12.00 per share in cash resulting in total consideration of approximately $586,500,000 for 100% of such shares. As a result of the acquisition, Eurand has become an indirect subsidiary. In addition, Axcan AcquisitionCo and other direct and indirect subsidiaries of the Company acquired from Eurand substantially all of Eurand’s assets, including the capital stock of Eurand’s direct and indirect U.S. and foreign subsidiaries, in exchange for a seller note in an amount equal to the product of the number of all Eurand shares remaining outstanding after giving effect to the closing of the Offer multiplied by the Offer price of $12.00 per share, and transferred the capital stock of former Eurand U.S. subsidiaries to the Company.
The aggregate equity purchase price of $586,500,000 plus acquisition costs (including related fees and expenses) were funded by cash equity contributions amounting to $140,000,000 from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under the Company’s amended and restated credit agreement and related security and other agreements and cash on hand from Axcan and Eurand.
The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $115,000,000 (the “Senior Secured Revolving Credit Facility”) and (ii) a $750,000,000 senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, collectively, the “Amended and Restated Senior Secured Credit Facilities”). The Company borrowed $500,000,000 of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition.
A portion of the proceeds of the equity and debt financings, together with cash on hand of Axcan and Eurand, were also used to repay the outstanding term loan portion amounting to $125,660,000 of the Company’s existing senior secured credit facilities and to pay related fees and expenses. It is expected that $250,000,000 of the Senior Secured Term Loan Facility will be available to be drawn on or about March 14, 2011 to redeem or discharge the Company’s existing 9.25% senior secured notes due 2015.
Prior to the transaction, Eurand was a specialty pharmaceutical company that developed, manufactured and commercialized enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies. Eurand has had six products approved by the FDA since 2001 and has a pipeline of product candidates in development for itself and its collaboration partners. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was a global company with facilities in the U.S. and Europe.
The transaction will be accounted for in accordance with the acquisition method of accounting for business combinations under existing U.S. generally accepted accounting principles (“GAAP”). The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date including acquired in-process research and development assets.
Due to the significant limitations on access to Eurand information prior to the acquisition date and the limited time since the acquisition date, the initial purchase allocation for the business combination is incomplete at this time. As a result, the Company is unable to provide disclosures of the amounts that will be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for accounts receivable, inventory, pre-acquisition contingencies, intangible assets and goodwill. Because the initial purchase allocation for the business combination is incomplete at this time, the Company also unable to provide the required pro forma disclosures of revenues and earnings of the combined entity as at December 31, 2010. This information will be included in the Company’s next quarterly filing on Form 10-Q.
Through December 31, 2010, the Company has expensed $4,118,000 (including $1,070,000 expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial and accounting advisory services performed in connection with the transaction with Eurand, which are included in selling and administrative expenses in the accompanying Statement of Condensed Consolidated Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Interim Financial Statements and the related notes that appear in Part I, Item 1 of this Quarterly Report. The results of operations for the three-month periods ended December 31, 2010, and December 31, 2009, reflect the results of operations for Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.
Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms “Axcan”, “Company”, “we”, “us” and “our” refer to Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part 2, Item 1A of this Quarterly Report and “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Actual results may differ materially from those contained in any forward-looking statements.
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
Acquisition of Eurand N.V. (“Eurand Acquisition”)
On February 11, 2011 (the “acquisition date”), Axcan Holdings Inc. (“Axcan Holdings”), the Company’s indirect parent, and Axcan Pharma Holding B.V. (“Axcan AcquisitionCo”), an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired 95.6% (99.1% after giving effect to the additional shares that are guaranteed to be delivered under a notice of guaranteed delivery) of the outstanding shares of Eurand N.V. (“Eurand”) for a purchase price of $12.00 per share in cash resulting in total consideration of approximately $586.5 million for 100% of such shares. As a result of the acquisition, Eurand has become an indirect subsidiary. In addition, Axcan AcquisitionCo and other direct and indirect subsidiaries of the Company acquired from Eurand substantially all of Eurand’s assets, including the capital stock of Eurand’s direct and indirect U.S. and foreign subsidiaries, in exchange for a seller note in an amount equal to the product of the number of all Eurand shares remaining outstanding after giving effect to the closing of the Offer multiplied by the Offer price of $12.00 per share, and transferred the capital stock of former Eurand U.S. subsidiaries to the Company.
The aggregate equity purchase price of $586.5 million plus acquisition costs (including related fees and expenses) were funded by cash equity contributions amounting to $140.0 million from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under the Company’s amended and restated credit agreement and related security and other agreements and cash on hand from Axcan and Eurand.
The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $115.0 million (the “Senior Secured Revolving Credit Facility”) and (ii) a $750.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, collectively, the “Amended and Restated Senior Secured Credit Facilities”). We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition.
A portion of the proceeds of the equity and debt financings, together with cash on hand of Axcan and Eurand, were also used to repay the outstanding term loan portion amounting to $125.7 million of our existing senior secured credit facilities and to pay related fees and expenses. It is expected that $250.0 million of the Senior Secured Term Loan Facility will be available to be drawn on or about March 14, 2011 to redeem or discharge our existing 9.25% senior secured notes due 2015.
Prior to the transaction, Eurand was a specialty pharmaceutical company that developed, manufactured and commercialized enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies. Eurand has had six products approved by the FDA since 2001 and has a pipeline of product candidates in development for itself and its collaboration partners. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was a global company with facilities in the U.S. and Europe.
The transaction will be accounted for in accordance with the acquisition method of accounting for business combinations under existing U.S. generally accepted accounting principles (“GAAP”). The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date including acquired in-process research and development assets.
Due to the significant limitations on access to Eurand information prior to the acquisition date and the limited time since the acquisition date, the initial purchase allocation for the business combination is incomplete at this time. As a result, we are unable to provide disclosures of the amounts that will be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for accounts receivable, inventory, pre-acquisition contingencies, intangible assets and goodwill. Because the initial purchase allocation for the business combination is incomplete at this time, we are also unable to provide the required pro forma disclosures of revenues and earnings of the combined entity as at December 31, 2010. This information will be included in our next quarterly filing on Form 10-Q.
Through December 31, 2010, we have expensed $4.1 million (including $1.1 million expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial and accounting advisory services performed in connection with the transaction with Eurand, which are included in selling and administrative expenses in the accompanying Statement of Consolidated Operations.

FINANCIAL OVERVIEW FOR THREE-MONTH PERIOD ENDED DECEMBER 31, 2010
This discussion and analysis is based on our unaudited condensed interim financial statements as at December 31, 2010 and our audited annual consolidated financial statements and the related notes thereto reported under U.S. GAAP. For a description of our products, see the section entitled “Business Products” in Item 1, Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission.
For the three-month period ended December 31, 2010, net product sales were $85.9 million ($110.1 million for the corresponding period of the preceding year), operating income was $18.9 million ($25.3 million for the corresponding period of the preceding year) and net income was $1.4 million ($9.4 million for the corresponding period of the preceding year). Net product sales in the United States were $58.2 million (67.8% of net product sales) for the three-month period ended December 31, 2010, compared to $85.2 million (77.4% of net product sales) for the corresponding period of the preceding year. In the European Union, net product sales were $17.5 million (20.4% of net product sales) for the three-month period ended December 31, 2010, compared to $15.8 million (14.4% of net product sales) for the corresponding period of the preceding year. In Canada, net product sales were $10.2 million (11.9% of net product sales) for the three-month period ended December 31, 2010, compared to $8.9 million (8.1% of net product sales) for the corresponding period of the preceding year.
Unapproved pancreatic enzyme products (“PEPs”) event
As previously disclosed, we ceased distributing our ULTRASE MT and VIOKASE product lines in the U.S. effective April 28, 2010. ULTRASE MT and VIOKASE had accounted for approximately 19% of our total net sales in the last three fiscal years ended September 30, 2009.
This action was taken as we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products. We also interrupted shipments of product from the United States to Canada and export markets to allow time for the U.S. Food and Drug Administration to review our request confirming that applicable export requirements were being met as the FDA does not currently allow any shipment of this product within the U.S. As of December 31, 2010, this interruption of shipments was still in place.
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
The submission of our rolling NDA for VIOKASE was completed in the first quarter of fiscal year 2010. At the time we completed this submission, we requested a priority review and the FDA advised us in the second quarter of fiscal year 2010 that it would not grant a priority review for this NDA. The initial PDUFA date for VIOKASE was August 30, 2010. In August 2010, we received feedback from the FDA regarding the timeline to review the VIOKASE NDA. At that time, the FDA indicated that the review was progressing but postponed the PDUFA date to November 30, 2010, to allow more time to complete their review.
On November 28, 2010, the FDA issued complete response letters regarding the NDAs for ULTRASE MT and VIOKASE. The letters require that unresolved deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient for both ULTRASE MT and VIOKASE be addressed before approval can be granted. The letters also require that deficiencies identified in an FDA inspection of such manufacturer must be resolved before the NDAs can be approved. Based on information available to the Company, on or about January 20, 2010, the manufacturer of the active pharmaceutical ingredient to ULTRASE MT and VIOKASE received a warning letter from the FDA noting that certain deficiencies previously identified by the FDA in an inspection of such manufacturer have not yet been resolved. Failure by the manufacturer to promptly correct these violations may result in further regulatory action against the manufacturer.
We are in ongoing discussions with the FDA and continue to work with the manufacturer of the active pharmaceutical ingredient to address the remaining open issues identified by the FDA. However, those remaining issues do not require additional clinical studies.
As a result of taking steps to cease distribution of ULTRASE MT and VIOKASE and in accordance with U.S. GAAP, we recorded an additional $23.4 million sales deduction reserve for the fiscal year ended September 30, 2010. This additional reserve was an estimate of our liability, as of March 31, 2010, for ULTRASE MT and VIOKASE that may be returned by the original purchaser under our DSAs or applicable return policies as well as other incremental sales deductions that may be incurred in addition to those previously recorded for ULTRASE MT and VIOKASE prior to the PEPs event. The cease distribution order issued by the FDA was not considered as a product recall. This reserve was based on management estimates of ULTRASE MT and VIOKASE inventory in the distribution channel, assumptions on related expiration dates of this inventory as well as estimated erosion of ULTRASE MT and VIOKASE demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE MT and VIOKASE, actual return activity and other factors. Due to the uncertainties relative to estimates, we have maintained the remaining PEP liability reserve balance to $11.0 million as at December 31, 2010, ($11.0 million as at September 30, 2010) which is equal to our estimate of sales value of the remaining inventory in the distribution channel as at December 31, 2010.
The reserves that we have taken as a result of having ceased distribution of our PEPs reflect many subjective estimates that were required to be made by management. These estimates include:
a)	The quantity and expiration dates of PEPs inventory in the distribution channel;
b)	Short-term prescription demand during the period of time during which the products continued to be available at the pharmacy level;
c)	Other factors.
In future periods, we will continue to monitor and review the assumptions and estimates and will prospectively record changes to the PEPs reserve.

Financial highlights

	December 31,	September 30,
(in millions of U.S. dollars)	2010	2010
	$	$
Total assets	699.6	713.2
Long-term debt (a)	581.8	594.5
Shareholders’ deficiency	(22.2)	(21.0)

(a)	Including the current portion

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
(in millions of U.S. dollars)	2010	2009
	$	$
Net product sales	85.9	110.1
EBITDA (1)	32.2	42.0
Adjusted EBITDA (1)	36.8	46.2
Net income	1.4	9.4

(1)	A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the three-month periods ended December 31, 2010 and 2009 are as follows:

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
(in millions of U.S. dollars)	2010	2009
	$	$
Net income	1.4	9.4
Financial expenses	16.2	16.2
Interest income	(0.2)	(0.1)
Income tax expense (benefit)	1.2	(0.2)
Depreciation and amortization	13.6	16.7

EBITDA d)	32.2	42.0
Transaction, integration, refinancing costs and other payments to third parties a)	3.3	1.8
Management fees b)	0.8	0.9
Stock-based compensation expense c)	0.5	1.5

Adjusted EBITDA d)	36.8	46.2

a)	Represents integration and refinancing costs as well as due diligence costs related to certain non-recurring transactions, payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.

c)	Represents stock-based employee compensation expense under the provisions of FASB guidance.

d)	EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and Credit Facility further described in the section “Liquidity and Capital Resources—Long-term Debt and New Senior Secured Credit Facility”. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indentures and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•	EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures, or contractual commitments;
•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•	Adjusted EBITDA reflects additional adjustments as provided in the indentures governing our secured and unsecured notes and new senior secured credit facilities; and
•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. Our management compensates for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

Overview of results of operations

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
(in millions of U.S. dollars)	2010	2009	Change
	$	$	$	%

Net product sales	85.9	110.1	(24.2)	(22.0)

Cost of goods sold a)	17.4	26.6	(9.2)	(34.6)
Selling and administration expenses a)	28.2	32.2	(4.0)	(12.4)
Management fees	0.8	0.9	(0.1)	(11.1)
Research and development expenses a)	7.0	8.4	(1.4)	(16.7)
Depreciation and amortization	13.6	16.7	(3.1)	(18.6)

Total operating expenses	67.0	84.8	(17.8)	(21.0)

Operating income	18.9	25.3	(6.4)	(25.3)

Financial expenses	16.2	16.2	—	—
Interest income	(0.2)	(0.1)	(0.1)	(100.0)
Loss on foreign currencies	0.3	—	0.3	100.0

Total other expenses	16.3	16.1	0.2	1.2

Income before income taxes	2.6	9.2	(6.6)	(71.7)
Income taxes expense (benefit)	1.2	(0.2)	1.4	700.0

Net income	1.4	9.4	(8.0)	(85.1)

(a)	Exclusive of depreciation and amortization
Net product sales
For the three-month period ended December 31, 2010, net product sales were $85.9 million compared to $110.1 million for the corresponding period of the preceding year, a decrease of 22.0%.
This decrease was primarily derived from lower sales in the U.S., which amounted to $58.2 million for the three-month period ended December 31, 2010, compared to $85.2 million for the corresponding period of the preceding year, a decrease of 31.7%. The decrease in sales in the U.S. is due to the effects of the unapproved PEPs event partially offset by an increase in mesalamine and sucralfate product sales.
Net product sales in the European Union increased 10.8%, to $17.5 million for the three-month period ended December 31, 2010, compared to $15.8 million for the corresponding period of the preceding year. The increase in sales resulted primarily from the introduction of a new product, FLEET PHOSPHO-SODA in our distribution channel.
Net product sales in Canada increased 14.6%, to $10.2 million for the three-month period ended December 31, 2010, compared to $8.9 million for the corresponding period of the preceding year. The increase in sales resulted primarily from higher sales volume of SALOFALK products.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
(in millions of U.S. dollars)	2010	2009	Change
	$	$	$	%
Gross product sales	107.8	145.3	(37.5)	(25.8)

Gross-to-net product sales adjustments
Product returns	2.9	1.3	1.6	123.1
Chargebacks	10.9	14.8	(3.9)	(26.4)
Contract rebates	5.1	14.6	(9.5)	(65.1)
DSA fees	1.1	1.8	(0.7)	(38.9)
Discounts and other allowances	1.9	2.7	(0.8)	(29.6)

Total gross-to-net product sales adjustments	21.9	35.2	(13.3)	(37.8)

Total net product sales	85.9	110.1	(24.2)	(22.0)

Product returns, contract rebates, DSA fees, discounts and other allowances totalled $21.9 million (20.3% of gross product sales) for the three-month period ended December 31, 2010, compared to $35.2 million (24.2% of gross product sales) for the corresponding period of the preceding year. The decrease in total deductions as a percentage of gross product sales was mainly due to the absence of PEPs sales in the quarter ended December 31, 2010 (excluding PEPs sales during the three-month period ended December 31, 2009, the sales deductions would have been 20.4%) and an additional reserve of $3.9 million for chargebacks and rebates related to our URSO franchise to reflect the estimated impact of updated pricing and contracting activities recorded in 2009. This decrease is partially offset by a higher return rate on CANASA and URSO products (increase of $1.5 million) and the impact of Affordable Care Act (increase of $1.7 million).
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
The impact in terms of additional reserves recorded has been $1.7 million for the quarter ended December 31, 2010.

Cost of goods sold
Cost of goods sold consists principally of the cost of raw materials, royalties and manufacturing. We outsource most of our manufacturing requirements. For the three-month period ended December 31, 2010, cost of goods sold decreased $9.2 million (34.6%) to $17.4 million from $26.6 million for the corresponding period of the preceding year. As a percentage of net product sales, cost of goods sold for the three-month period ended December 31, 2010, decreased compared to the corresponding period of the preceding year to 20.3% from 24.2% due to the unapproved PEPs event. Excluding the cost of goods sold of the unapproved PEPs during the three-month period ended December 31, 2009, cost of goods sold as a percentage of net product sales would have been 20.1% compared to 20.3% for the three-month period ended December 31, 2010.
Selling and administrative expenses
Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the three-month period ended December 31, 2010, selling and administrative expenses decreased $4.0 million (12.4%) to $28.2 million from $32.2 million for the corresponding period of the preceding year. The decrease in selling and administrative expenses is mainly due to a reduction of PEPs marketing expenses, patient programs and stock-based compensation. This decrease was partially offset by an increase in non-recurring professional fees related to the Eurand Acquisition amounting to $3 million.
Management fees
Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. For the three-month period ended December 31, 2010, management fees decreased $0.1 million (11.1%) to $0.8 million from $0.9 million for the corresponding period of the preceding year.
Research and development expenses
Research and development expenses consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the three-month period ended December 31, 2010, research and development expenses decreased $1.4 million (16.7%) to $7.0 million, from $8.4 million for the corresponding period of the preceding year. The decrease in research and development expenses is mainly due to the reduction in expenses related to the development work on PEPs.
Depreciation and amortization
Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three-month period ended December 31, 2010, depreciation and amortization decreased $3.1 million (18.6%) to $13.6 million from $16.7 million for the corresponding period of the preceding year. This decrease is mainly due to the complete amortization and write-down of PEPs intangible assets in fiscal year 2010.
Financial expenses
Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the three-month periods ended December 31, 2010, and December 31, 2009, financial expenses amounted to $16.2 million.
Interest income
For the three-month period ended December 31, 2010, total interest income increased $0.1 million (100.0%) to $0.2 million from $0.1 million for the corresponding period of the preceding year. This increase is mainly due to the increase in our cash and cash equivalent investments.

Income taxes
For the three-month period ended December 31, 2010, income tax expense amounted to $1.2 million compared to an income tax benefit of $0.2 million for the corresponding period of the preceding year. The effective tax rate was 45.43%, for the three-month period ended December 31, 2010, compared to minus 2.04% for the corresponding period of the preceding year. The effective tax rate for the three-month period ended December 31, 2010, is affected by a number of elements, the most important being the establishment of a valuation allowance of $5.0 million during the three-month period ended December 31, 2010 against our net deferred tax assets mostly attributable to the U.S. reporting unit. If, in future periods, the deferred tax assets are determined by management to be more likely than not to be realized, the tax benefits relating to the reversal of the valuation allowance will be recorded.
The difference between our effective tax rate and the statutory income tax rate is summarized as follows:

	For the		For the
	three-month		three-month
	period ended		period ended
	December 31,		December 31,
(in millions of US dollars)	2010		2009
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	0.9	35.00	3.2
Increase (decrease) in taxes resulting from:
Change in promulgated rates	(1.24)	(0.0)	0.79	0.1
Difference with foreign tax rates	(44.73)	(1.2)	(7.98)	(0.7)
Valuation allowance	190.42	5.0	—	—
Tax benefit arising from a financing structure	(139.96)	(3.7)	(39.70)	(3.7)
Non-deductible items	15.23	0.4	4.96	0.5
Non-taxable items	—	—	(5.97)	(0.6)
Investment tax credits	(8.95)	(0.2)	(2.61)	(0.2)
State taxes	3.55	0.1	3.37	0.3
Other	(3.89)	(0.1)	10.10	0.9

	45.43	1.2	(2.04)	(0.2)

Net income
For the three-month period ended December 31, 2010, net income decreased $8.0 million to $1.4 million from $9.4 million for the corresponding period of the preceding year. The decrease in net income is mainly due to the decrease in net products sales related to the unapproved PEPs event.

Balance sheets as at December 31, 2010, and September 30, 2010
The following table summarizes balance sheet information as at December 31, 2010, compared to September 30, 2010.

	December 31,	September 30,
(in millions of U.S. dollars)	2010	2010	Change
	$	$	$	%
Cash and cash equivalents	150.7	161.5	(10.8)	(6.7)
Current assets	229.3	226.7	2.6	1.1
Total assets	699.6	713.2	(13.6)	(1.9)
Current liabilities	98.9	111.3	(12.4)	(11.1)
Long-term debt	581.8	581.3	0.5	0.1
Total liabilities	721.8	734.2	(12.4)	(1.7)
Shareholders’ deficiency	(22.2)	(21.0)	(1.2)	5.7
Working capital	130.4	115.4	15.0	13.0
Working capital increased by $15.0 million (13.0%) to $130.4 million as at December 31, 2010, from $115.4 million as at September 30, 2010. This increase was mainly due to cash flow generated from operations.
Total assets decreased $13.6 million (1.9%) to $699.6 million as at December 31, 2010, from $713.2 million as at September 30, 2010. This decrease was mainly due to the amortization of the intangible assets amounting to $11.5 million, a reduction in cash and cash equivalent amounting to $10.8 million due to the prepayment of $13.2 million based on the annual excess cash flow requirements for the fiscal year 2010 partially offset by an increase in accounts receivables amounting to $12.4 million. Long-term debt increased $0.5 million (0.1%) to $581.8 million as at December 31, 2010, from $581.3 million as at September 30, 2010.
Liquidity and Capital Resources
Cash requirements
As at December 31, 2010, working capital was approximately $130.4 million and $115.4 million as at September 30, 2010. Cash generated from operations, which will be affected by the unapproved PEPs event, is used to fund working capital, capital expenditures, milestone payments, debt service and business development activities. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.
A significant portion of our sales were attributable to the ULTRASE and VIOKASE product lines. The loss of revenues associated with these products is expected to continue to have a material negative effect on our ability to generate cash used to fund our operations and meet our other capital requirements. While there remain a number of uncertainties, including our ability to re-introduce these products into the market, the timing of such re-introduction and the resulting sales levels, management is continuing to evaluate the measures it could take to mitigate the negative effect of the withdrawal of these products on its cash flows.
On February 11, 2011, Axcan Holdings, our indirect parent, and Axcan AcquisitionCo, an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired 95.6% (99.1% after giving effect to the additional shares that are guaranteed to be delivered under a notice of guaranteed delivery) of the outstanding shares of Eurand for a purchase price of $12.00 per share in cash resulting in total consideration of approximately $586.5 million for 100% of such shares. As a result of the acquisition, Eurand has become an indirect subsidiary. In addition, Axcan AcquisitionCo and other direct and indirect subsidiaries of the Company acquired from Eurand substantially all of Eurand’s assets, including the capital stock of Eurand’s direct and indirect U.S. and foreign subsidiaries, in exchange for a seller note in an amount equal to the product of the number of all Eurand shares remaining outstanding after giving effect to the closing of the Offer multiplied by the Offer price of $12.00 per share, and transferred the capital stock of former Eurand U.S. subsidiaries to the Company.
The aggregate equity purchase price of $586.5 million plus acquisition costs (including related fees and expenses) were funded by cash equity contributions amounting to $140.0 million from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under the Company’s amended and restated credit agreement and related security and other agreements and cash on hand from Axcan and Eurand.
The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $115.0 million (the “Senior Secured Revolving Credit Facility”) and (ii) a $750.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, collectively, the “Amended and Restated Senior Secured Credit Facilities”). We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition.
A portion of the proceeds of the equity and debt financings, together with cash on hand of Axcan and Eurand, were also used to repay the outstanding term loan portion amounting to $125.8 million of our existing senior secured credit facilities and to pay related fees and expenses. It is expected that $250.0 million of the Senior Secured Term Loan Facility will be available to be drawn on or about March 14, 2011 to redeem or discharge our existing 9.25% senior secured notes due 2015.
There are currently two rating agencies (Moody’s and Standard & Poor’s) rating AIH’s debt. These ratings are revised from time to time.

Contractual obligations and other commitments
The following table summarizes our significant contractual obligations as at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes the payment of amounts already recorded on the balance sheet as current liabilities as at December 31, 2010, and certain other purchase obligations as discussed below:

		Less than
(in millions of U.S. dollars)	Total	1 year	1-3 years	3-5 years	More than 5 years
	$	$	$	$	$
Long-term debt	588.7	—	100.5	253.2	235.0
Operating leases	5.4	2.2	2.8	0.4	—
Other commitments	4.7	3.7	0.9	0.1	—
Interest on long-term debt	258.3	56.1	112.5	84.7	5.0

	857.1	62.0	216.7	338.4	240.0

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
As more fully described in Note 10 to the condensed consolidated interim financial statements, effective October 1, 2007, we adopted the provisions of the guidance issued by the FASB related to accounting for uncertainty in income taxes. As at December 31, 2010, we had unrecognized tax benefits of $10.8 million ($11.5 million as at September 30, 2010). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.

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
We also obtained a Credit Facility for a total of $290.0 million composed of term loans totalling $175.0 million and a revolving credit facility of $115.0 million. The Credit Facility bears interest at a variable rate composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at our option, plus the applicable rate based on our consolidated total leverage ratio and certain of our subsidiaries for the preceding twelve months. The Credit Facility matures on February 25, 2014, with quarterly payments on the term. As at December 31, 2010, $175.0 million of term loans had been issued and no amounts had been drawn against the revolving credit facility. The term loans were priced at $0.96 with a yield to maturity of 8.75%. The Credit Facility requires us to meet certain financial covenants, which were met as at December 31, 2010. The credit agreement governing the Credit Facility requires us to prepay outstanding term loans contingent upon the occurrence of these events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Credit Facility, (2) commencing with the fiscal year ending September 30, 2010, 50% (which percentage will be reduced to 25% if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Credit Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestment rights and certain other exceptions. Based on these requirements, for fiscal year 2010, we were required to prepay $13.2 million of outstanding term loans in the first quarter of fiscal year 2011 ($17.6 million for fiscal year 2009, was paid in the first quarter of fiscal year 2010). As allowed by the credit agreement, the prepayment is applied to the remaining scheduled installments of principal in direct order of maturity and the current portion of long-term debt was reduced accordingly.
On May 6, 2008, we issued $235.0 of 12.75% Senior Unsecured Notes due March 1, 2016. The senior notes were priced at $0.9884 with a yield to March 1, 2016 of 13.16%. The Senior Unsecured Notes are subordinated to the Credit Facility and Senior Secured Notes.
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
Related party transactions
As at December 31, 2010, and September 30, 2010, we had a note receivable from our parent company amounting to $133.2 million. The note receivable has been recorded in the shareholder equity section of the consolidated balance sheet. During the three-month periods ended December 31, 2010, and December 31, 2009, we earned interest income on the note amounting to $2.0 million net of taxes amounting to $1.1 million and the related interest receivable from our parent company amounting to $30.2 million as at December 31, 2010, ($27.1 million as at September 30, 2010) has been recorded in the shareholders’ equity section of the consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholders’ equity. As at December 31, 2010, we have an account receivable from our parent company amounting to $0.5 million ($0.5 million as at September 30, 2010).
During the three-month period ended December 31, 2010, we recorded charges pursuant to the terms of a management fee arrangement with a controlling shareholding company amounting to $0.8 million ($0.9 million during the three-month period ended December 31, 2009). As at December 31, 2010, we accrued fees payable to a controlling shareholding company amounting to $0.9 million ($1.6 million as at September 30, 2010).
During the three-month period ended December 31, 2009, we paid a dividend to our parent company amounting to $0.1 million to allow for the payment of certain group expenses.

Balance sheet arrangements
We do not have any transactions, arrangements and other relationships with unconsolidated entities that are likely to affect our operating results, our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, and do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the condensed consolidated interim financial statements.
Cash flows
Our cash flows from operating, investing and financing activities for the three-month periods ended December 31, 2010, and December 2009 as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	For the	For the
	three-month	three-month
	period ended	period ended
	December 31,	December 31,
(in millions of U.S. dollars)	2010	2009
	$	$
Net cash provided by operating activities	3.7	28.5
Net cash used by investing activities	(1.1)	(1.1)
Net cash used by financing activities	(13.2)	(21.3)
Cash flows provided by operating activities decreased $24.8 million to $3.7 million for the three-month period ended December 31, 2010, from $28.5 million for the three-month period ended December 31, 2009. The decrease in net cash provided by operating activities is mainly due to the decrease in net product sales of $24.2 million during the three-month period ended December 31, 2010, compared to the corresponding period of the preceding year due to the unapproved PEPs event.
Cash flows used by investing activities amounted to $1.1 million of cash used in the three-month period ended December 31, 2010, and in the three-month period ended December 31, 2009.
Cash flows used by financing activities decreased $8.1 million to $13.2 million of cash used in the three-month period ended December 31, 2010, from $21.3 million of cash used in the three-month period ended December 31, 2009. The decrease in cash used by financing, is mainly due to the payment of $20.9 million of outstanding term-loans during the three-month period ended December 31, 2009, including the prepayment of $17.6 million, based on the annual excess cash flow requirements for the fiscal year 2009, compared to the prepayment of $13.2 million during the three-month period ended December 31, 2010, based on the annual excess cash flow requirements for the fiscal year 2010.
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

The charges that we have recorded as a result of having ceased distribution of our PEPs also reflect many subjective estimates that were required to be made by management. These estimates include:
a)	The quantity and expiration dates of PEPs inventory in the distribution channel;

b)	Short-term prescription demand during the period of time during which the products continued to be available at the pharmacy-level;

c)	Other factors.
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
The following table summarizes the activity in the accounts related to revenue reductions:

						Reserves
						related to the
	Product	Contract	Charge-	DSA	Discounts	unapproved
(in millions of U.S. dollars)	returns	rebates	backs	fees	and other	PEPs event	Total
	$	$	$	$	$	$	$
Balance as at September 30, 2010	13.4	6.1	8.1	1.3	0.2	11.0	40.1
Provisions	2.9	5.1	10.9	1.1	1.9	—	21.9
Settlements	(2.8)	(6.2)	(7.1)	(1.3)	(1.7)	—	(19.1)

Balance as at December 31, 2010	13.5	5.0	11.9	1.1	0.4	11.0	42.9

Product returns
We do not provide any form of price protection to our wholesale customers and we generally permit product returns only if the product is returned in the six months prior to and twelve months following its expiration date. Under our policy, credit for returns is issued to the original purchaser at current wholesale acquisition cost less 10%.
We estimate the proportion of recorded revenue that will result in a return by considering relevant factors, including:
•	past product returns activity;

•	the duration of time taken for products to be returned;

•	the estimated level of inventory in the distribution channel;

•	product recalls and discontinuances;

•	the shelf life of products;

•	the launch of new drugs or new formulations; and

•	the loss of patent protection or new competition.
Our estimate of the level of inventory in the distribution channel is based on inventory data provided by wholesalers, third-party prescription data and, for some product return provisions, estimated retail pharmacy information.
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
The accrued liabilities include reserves of $13.5 million as at December 31, 2010, ($13.4 million as at September 30, 2010) for estimated product returns, excluding the additional provision related to the unapproved PEPs event.
As at December 31, 2010, the product returns reserve related to the unapproved PEPs event amounted to $11.0 million which represents primarily management’s current estimate of the balance of ULTRASE MT and VIOKASE inventory in the distribution channel. Due to the subjectivity of this estimate, we prepared various sensitivity analyses to ensure our final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of ULTRASE MT and VIOKASE inventory in the distribution channel would have resulted in a change in the return reserve of approximately $1.1 million.
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
Accrued liabilities include reserves of $5.0 million and $11.9 million as at December 31, 2010, ($6.1 million and $8.1 million as at September 30, 2010) for estimated contract rebates and chargebacks.
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
The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2010, to December 31, 2010:

	Intangible
	assets	Goodwill
	$	$
Balance as at September 30, 2010	348.0	73.5
Depreciation and amortization	(11.5)	—
Foreign exchange translation adjustments	(0.9)	(0.2)

Balance as at December 31, 2010	335.6	73.3

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
Changes in accounting standards
See Note 3 to our Condensed Interim Consolidated Financial Statements in Item 1 of Part 1 for a description of recently issued accounting standards, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

Item 3.	Quantitative And Qualitative Disclosure About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which is incorporated herein by reference. As of December 31, 2010, our exposure to market risk has not changed materially since September 30, 2010.

Item 4T.	Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Risks Related to Our Business
Since we ceased distributing pancreatic enzyme products (“PEPs”) in the United States, we have depended on three categories of products for a large portion of our revenues; any material decline in the sales of any of them or our inability to relaunch PEPs in the United States would have an adverse impact on our business.
Any factor that adversely affects the sale or price of our key products could significantly decrease our sales and profits. Mesalamine products (CANASA and SALOFALK), sucralfate products (CARAFATE and SULCRATE) and ursodiol products (URSO, URSO 250, URSO DS, URSO FORTE and DELURSAN) accounted for 25.3%, 16.7% and 18.0%, respectively, of our net product sales for fiscal year 2009 and for 28.4%, 24.4% and 12.6%, respectively, of our net product sales for fiscal year 2010. Our ursodiol products do not enjoy patent protection or regulatory exclusivity in the United States, Canada or France. As a result, competition from generic versions of these products in the United States and Canada has had a negative sales impact on our URSO franchises since 2009. Although we have undertaken measures to protect our URSO franchises, there can be no assurance that any such measures will be successful, and overall sales of our ursodial products may continue to decline, which would have an adverse impact on our financial position. With the exception of ursodiol products, we believe that sales of these groups of products will continue to constitute a significant portion of our total revenues until we launch additional products. Any significant setback with respect to any one of these products, including shipping, manufacturing and supply, regulatory issues, product safety, marketing, government licenses and approvals, intellectual property rights problems, or generic or other forms of competition, could have a material adverse effect on our financial position, cash flows or overall trends in results of operations.
PEPs (ULTRASE, VIOKASE and PANZYTRAT) historically represented a large portion of our revenues. PEPs accounted for 27.5% of our net product sales for fiscal year 2009 and for 19.3% of our net product sales for fiscal year 2010. We ceased distributing our ULTRASE and VIOKASE product lines in the United States effective April 28, 2010. This action was taken because we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for PEPs, due to manufacturing quality control issues with a third party supplier of the active ingredient used in these products. We continue to work with the FDA to obtain approvals for these drugs but in the meantime, other PEPs, including ZENPEP, are filling market demand for these products. ULTRASE and VIOKASE accounted for 24.0% of our net product sales in fiscal year 2009 and for 15.1% of our net product sales in fiscal year 2010. If ULTRASE MT and VIOKASE are not approved (or even if approved, fail to regain market share), our financial position, cash flows and overall trends in results of operations will continue to be adversely affected. Although we believe that any such adverse effect could partially be mitigated by sales of ZENPEP, there can be no assurance of such mitigation. See “—Risks Related to Our Pancreatic Enzyme Products” below for more information regarding the cessation of our distribution of ULTRASE and VIOKASE in the United States.
The entry of generic versions of our CARAFATE and CANASA products in the United States could have a material adverse impact on our financial position, cash flows or overall trends in results of operations.
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
Generic competition against any of our products, including the launch of generic versions of CANASA, could potentially lower prices, unit sales or both and could have a material adverse effect on our financial position, cash flows or overall trends in results of operations.

CARAFATE
CARAFATE does not have any patent protection or regulatory exclusivity in the United States.
In a public filing on May 7, 2010, K-V Pharmaceutical Company announced the sale of certain intellectual property and other assets related to its Abbreviated New Drug Application (“ANDA”), submitted with the U.S. Food and Drug Administration for the approval to engage in the commercial manufacture and sale of 1 gm/10 mL sucralfate suspension, the active pharmaceutical ingredient in our CARAFATE oral suspension product. We do not have any information on the status of this ANDA.
Generic competition against any of our products, including the launch of generic versions of CARAFATE oral suspension, could potentially lower prices, unit sales or both and could have a material adverse impact on our financial position, cash flows or overall trends in results of operations.
The launch of a product that competes with our ursodiol product line in France could have a material adverse impact on our financial position, cash flows or overall trends in results of operations.
We reported net sales of $23.4 million, $20.8 million and $21.4 million for DELURSAN in fiscal years 2010, 2009, and 2008, respectively. (In local currency, net sales of DELURSAN were €17.3 million, €15.4 million and €14.2 million in fiscal years 2010, 2009 and 2008, respectively.)
DELURSAN mainly competes with URSOLVAN (Sanofi-Aventis S.A.). However, we expect another competing branded product to be launched in France by the end of calendar year 2011. An additional request for marketing approval was submitted by another competitor for an ursodiol product, based on well-established use (“usage reconnu”). Under this procedure, a company can submit for approval a product similar to one that is already marketed by submitting evidence of therapeutic efficacy based on published literature. If this other ursodiol product is launched, it could have a significant negative impact on sales of DELURSAN in France.
Competition to DELURSAN, which made up approximately 6.6% of our net product sales in fiscal year 2010, could have a material adverse effect on our results of operations and financial condition.
Some of our key products face competition from generic or unbranded products.
Some of our key products, including products from our URSO, CANASA and CARAFATE product lines, currently face competition from generic or unbranded products (such as ACTIGALL, its generics and the launched generic in the case of URSO, and other mesalamine rectal dosage forms in the case of CANASA and generic tablet forms of sucralfate, in the case of CARAFATE). Third-party payors and pharmacists can substitute generic or unbranded products for our products even if physicians prescribe our products by name. Particularly in the United States, government agencies and third-party payors often put pressure on patients to purchase generic products instead of brand-name products as a way to reduce healthcare costs.
Generic competition against any of our products or the products rights we have acquired as a result of the acquisition Eurand N.V. (“Eurand”) could lower prices and unit sales and could therefore have a material adverse effect on our results of operations and financial condition.
Future sales of our marketed products might be less than expected.
The degree of continued market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:
•	the timing of regulatory approvals and product launches by us or competitors, and any generic or over-the-counter competitors;

•	perceptions by physicians and other members of the healthcare community regarding the safety and efficacy of the products;

•	price increases, and the price of our products relative to other drugs or competing treatments;

•	our ability to secure acceptable pricing where regulated;

•	patient and physician demand;

•	adverse side effects or unfavorable publicity regarding our products or other drugs in our class;

•	the results of product development efforts for new indications;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses;

•	availability of sufficient commercial quantities of the products; and

•	our success in getting other companies to distribute our products outside our target markets.

The concentration of our product sales to only a few wholesale distributors increases the risk that we will not be able to effectively distribute our products if we need to replace any of these distributors, which would cause our sales to decline. The dependence of Eurand’s revenue stream on the sales of ZENPEP has increased this risk.
The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. In fiscal year 2010, sales to Axcan’s main customer, Customer A, accounted for 29.9% of its net product sales, sales to Customer B accounted for 28.1% of its net product sales, and sales to Customer C accounted for 12.2% of its net product sales
If any of these distributors cease doing business with us for any or all of our products, or materially reduce the amount of product they purchase from us or use their market power to extract pricing concessions or other terms unfavorable to us, and we cannot conclude agreements with replacement wholesale distributors on commercially reasonable terms, we might not be able to effectively distribute our products through retail pharmacies. The possibility of this occurring is exacerbated by the consolidation occurring in the wholesale drug distribution industry, including through mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market. However, this risk is mitigated by the fact that we now have DSAs with our three largest U.S. wholesalers.
In addition, Eurand’s revenue has depended upon a small number of customers. Eurand’s top two customers together accounted for 27%, 29% and 38% of total revenues in 2007, 2008 and 2009, respectively, and 11%, 16% and 43% of the accounts receivable balance as of December 31, 2007, 2008 and 2009, respectively. We were Eurand’s largest customer and accounted for 17%, 23% and 31% of Eurand’s total revenues in 2007, 2008 and 2009, respectively, and 8%, 7% and 37% of Eurand’s accounts receivable balance as of December 31, 2007, 2008 and 2009, respectively. Eurand’s second largest customer in 2007 was GSK, and Cephalon in both 2008 and 2009, and each accounted for 10%, 7% and 8% of Eurand’s total revenues in those periods, respectively. The loss of any of former Eurand customers may have an adverse effect on the business and operations of our combined company.
Wholesaler buying patterns may change, and this could have a detrimental effect on our future revenue and financial condition.
Since fiscal year 2005, some wholesalers have changed their business model from one depending on drug price inflation to a fee-for-service arrangement, or DSA, whereby manufacturers pay wholesalers a fee for inventory management and other services. These fees typically are a percentage of the wholesaler’s purchases from the manufacturer or a fixed charge per item or per unit. The fee-for-service approach results in wholesalers’ compensation being more stable and volume-based as opposed to price-increase-based. As a result of the move to a fee-for-service business model, many wholesalers are no longer investing in inventory ahead of anticipated price increases and have reduced their inventories from their historical levels. Under the new model, the consequence of manufacturers using wholesalers is that they now realize the benefit of price increases more rapidly in return for paying wholesalers for the services they provide, on a fee-for-service basis. Fees resulting from distribution service agreements, or DSAs, are deducted from gross sales. We have DSAs with our three largest U.S. wholesalers, which provide that these wholesalers will maintain the levels of inventory of our products that they carry within specific agreed upon target levels. A reduction in inventory levels by a pharmaceutical wholesale distributor would result in a reduction in our sales to that wholesale distributor for the period during which the reduction occurs, and would have a negative effect on our results of operations for the period.
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
We have historically used third parties to manufacture and test most of our products and product candidates. This may increase the risk of not having sufficient quantity of our products or product candidates, quantity at an acceptable cost or product with acceptable quality or in compliance with standards and specifications. This could adversely affect sales of our products or result in the clinical development or commercialization of our products or product candidates being delayed, prevented or impaired.
With the exception of SALOFALK and LACTEOL, and other than as a result of additional manufacturing capabilities resulting from our acquisition of Eurand, we have limited capabilities in manufacturing our marketed pharmaceutical products. With the exception for products manufactured by us and formely manufactured by Eurand, or products developed by Eurand for itself or collaborators using its pharmaceutical technologies platforms, we do not expect to engage directly in the manufacturing of products, but instead will continue to contract with third-party organizations. There are a limited number of manufacturers capable of manufacturing our marketed products and our product candidates. We could fail to contract or renew contracts with the relevant manufacturers or could contract with manufacturers under terms and conditions that may not be entirely acceptable to us.
We currently rely and expect to continue to rely on third parties for (i) the supply and testing of certain of the active pharmaceutical ingredients used in our products and product candidates, and (ii) the manufacturing, packaging and testing of certain of the finished products. The current manufacturers of our products and product candidates and likely future third-party manufacturers with whom we would enter into an agreement, are or could be sole suppliers of our products and product candidates for a given period of time. These manufacturers are commonly referred to as single-source suppliers. The bulk of our agreements for the manufacturing of our core products expire at various dates over the next three to five years. Should we be unable to renew these agreements under favorable terms or find suitable alternates or should any of these agreements be violated by the manufacturers, our business may be materially adversely affected. Some of our contracts prohibit us from using alternate manufacturers or suppliers for the products supplied under these contracts, which prevents us from reducing dependence on single sources of supply. In addition, we currently purchase materials and clinical supplies for some of our products and product candidates from third-party manufacturers on a purchase order basis. Should any of these manufacturers be unable to supply us for any reason, we may be delayed in identifying and qualifying replacements. In any event, identifying and qualifying a new supplier or third-party manufacturer could involve significant cost, is associated with the transfer of the active pharmaceutical ingredient or finished-product manufacturing process. In addition, any change in manufacturing generally requires formal approval by the regulatory agency, e.g., the FDA, prior to proceeding with manufacturing at the new site. This approval process typically takes a minimum of 12 to 18 months and during that time we may face a shortage of supply of our products.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured or tested products or product candidates ourselves; risks revolve around, without being limited to, the following:
•	Manufacturing of products may be difficult to scale-up when required, which could result in delays, inefficiencies and poor or low yields of quality products.

•	Some of our contracts contain purchase commitments that require us to make minimum purchases that might exceed needs or limit the ability to negotiate with other manufacturers, which might increase costs.

•	Cost involved in manufacturing certain products may lead to such products being prohibitively expensive.

•	Delays in site transfers or scale-up to commercial quantities and any difficulty in manufacturing could delay clinical studies, regulatory submissions, approval and commercialization or continued commercialization of our products.

•	In the event of a manufacturing change, the FDA and other comparable country regulators require testing and compliance inspections; new manufacturers may have to be educated to our products’ production process, which requires time.

•	There is a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture and/or test a product for commercial sale or for our clinical trials were to cease to continue to do so for any reason, we could experience delays in obtaining sufficient quantities of our products for us to meet commercial demand or in advancing production of our commercial products or our clinical trials while we identify and qualify replacement suppliers.

•	If, for any reason, we were not able to obtain adequate supply of our product and product candidates or the drug substances used to manufacture them, it would be difficult for us to develop, transfer or manufacture our products ourselves and compete effectively.
Our current and anticipated future dependence upon others for the manufacturing and testing of our products and product candidates may adversely affect our profit margins and our ability to develop products and commercialize additional products that receive regulatory approval in a timely and competitive manner.
For example, the deficiencies raised by the FDA with respect to ULTRASE MT and VIOKASE were with respect to the manufacturing and control processes at a third party manufacturer of the active ingredient for these products.
We rely, and expect to continue to rely, on our third-party manufacturers for compliance with applicable regulatory requirements for certain of our products and active pharmaceutical ingredients. This may increase the risk of sanctions being imposed on us or on a manufacturer of our products or product candidates, which could result in our inability to obtain sufficient quantities of these products or product candidates.
Manufacturers are subject to the FDA’s cGMP regulations and similar foreign standards, and we do not have control over compliance with these regulations by our third-party manufacturers. Our manufacturers may not be able to comply with cGMP regulations or other regulatory requirements or similar regulatory requirements outside the United States.
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
Any of these sanctions could significantly and adversely affect supplies of our products and product candidates and might adversely affect our profit margins and our ability to develop product candidates and commercialize any additional products that receive regulatory approval on a timely and competitive basis. See “—Risks Related to Our Pancreatic Enzyme Products” below for information on deficiencies raised by the FDA with respect to the manufacturer of the active ingredient in ULTRASE MT and VIOKASE.

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
Studies or clinical trials on various aspects of pharmaceutical products are conducted by us and also by academics or others, including government agencies. The results of studies or trials, when published (as required by the FDA with respect to studies or trials of FDA-approved drugs and devices), may have a dramatic effect on the market for the pharmaceutical product that is the subject of the study. The publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete could adversely affect our sales, the prescription trends for our products and the reputation of our products. In the event of the publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete, our business, financial condition, results of operation and cash flows could be materially adversely affected.
We may not realize the benefits of the acquisition, including anticipated cost-savings, and will incur significant costs in connection with the acquisition and integration of Axcan and Eurand into a single business.
The acquisition of Eurand involves the integration of two companies that have previously operated independently. The acquisition of Eurand has diversified the business segments in which we operate (including with respect to pharmaceutical technologies) and expanded the number of products under development, as well as increased the number of collaborations and partnerships we need to manage, the number of our employees and the number of our facilities and the regions in which we operate, thereby presenting us with significant challenges as we work to manage the substantial increases in scale resulting from the acquisition. We can give no assurance that the acquisition will perform in accordance with our expectations or that our expectations with respect to integration and synergies as a result of the acquisition will materialize.
The integration of Axcan and Eurand is expected to result in financial and operational benefits, including increased revenues and a substantial amount of synergies from cost-savings and other financial and operational benefits. We do not expect to achieve the full amount of such synergies in the year following the acquisition, and there can be no assurance regarding when or the extent to which we will be able to realize these increased revenues, cost-savings or other benefits. This integration may also be difficult, unpredictable, and subject to delay. The acquisition is the most complex that the company has tried to integrate and, as a result, we must integrate a large number of systems, platforms, technologies, functions and processes, which could prove to be more difficult than we anticipate. Difficulties associated with integrating Eurand could have a material adverse effect on us. The focus on integration may place a significant burden on our management and internal resources, and the diversion of management attention and any difficulties encountered in the transition and integration process could harm our businesses, financial conditions and operating results. In addition, events outside of our control, including but not limited to regulatory changes or developments, could also adversely affect our ability to realize the anticipated benefits and synergies from the acquisition.

We have incurred, and expect to incur, significant costs in connection with integrating our operations, products and personnel with those of Eurand. These costs may include costs for employee redeployment, relocation or severance, reorganization or closure of facilities, combination of research and development functions and integration of information systems. We expect to incur a majority of such costs in advance of achieving expected synergies and cost-savings. Additional unanticipated costs may be incurred in the integration of the businesses of Axcan and Eurand. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit will not be achieved in the near term, and may not be achieved at all. There can be no assurance that we will be successful in these integration efforts. The acquisition of Eurand may further exacerbate the risks and uncertainties we face.
Uncertainty related to the acquisition could harm our business.
We are both highly dependent on the continuing efforts of our management team and key personnel. As a result of the acquisition of Eurand, current and prospective Axcan and Eurand employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and R&D personnel. Uncertainty about the effect of the acquisition by customers and suppliers could also have an adverse effect on us. These uncertainties could cause customers, suppliers and others who deal with us to seek to change existing business relationships.
We intend to continue to pursue additional acquisitions in the future as part of our strategy, which will present certain risks to us.
A significant component of our strategy will continue to be growth through acquisitions of products or businesses. However, we cannot be certain that we will be able to identify appropriate acquisition candidates. Even if an acquisition candidate is identified, there can be no assurance we will be able to successfully negotiate any such acquisition on favorable terms or at all, finance such an acquisition or integrate such an acquired product or business into our existing business. We face significant competition from other pharmaceutical companies for acquisition candidates, which makes it more difficult to find attractive transaction opportunities for products or companies on acceptable terms. Furthermore, the negotiation of potential acquisitions and the integration of such acquired products or businesses could divert management’s time and resources and require significant financial resources to consummate. To consummate any acquisition, we may need to incur additional debt or issue additional equity securities and, depending on market conditions, we may not be able to obtain necessary financing for any acquisitions on terms acceptable to us, or at all. We may also be required to pay external costs such as legal advisory, market research consultancy and due diligence fees related to our pursuit and evaluation of potential acquisitions, even if the acquisitions are never consummated. Failure to acquire new products may diminish our rate of growth and adversely affect our competitive position.
Any acquisition transactions involve various inherent risks, such as assessing the value, strengths, weaknesses, contingent and other liabilities, and potential profitability of the acquisition; the potential loss of key personnel of an acquired business; the ability to achieve operating and financial synergies anticipated to result from an acquisition and unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause us not to realize the anticipated benefits from the acquisition of businesses or products.
There is no assurance that we will continue to be successful in our licensing and third-party marketing operations.
Certain of our products are sold and marketed by third parties and, in the case of the former Eurand business, collaboration or co-development partners. Such third-party arrangements may not be successfully negotiated in the future. Any such arrangements may not be available on commercially reasonable terms. Even if acceptable and timely marketing arrangements are available, the products we develop may not be accepted in the marketplace, and even if such products are initially accepted, sales may thereafter decline. Additionally, our clients or marketing partners may make important marketing and other commercialization decisions with respect to products we develop that are not within our control. Our clients or marketing partners could also merge with or be acquired by another company, or experience financial or other setbacks unrelated to our arrangement that could affect their ability to perform their obligations under their agreement with us. As a result, many of the variables that may affect our revenues, cash flows and net income are not exclusively within our control. Furthermore, disputes may arise between us and a customer, licensee or marketing collaborator and may involve the issue of the obligations of the customer, licensee or marketing collaborator to continue to purchase our products and pay royalties on the sale of our products. Such a dispute could result in expensive arbitration or litigation, which may not be resolved in our favor.

The success of our strategic investments, partnerships or development alliances and collaborators, particularly those involving our pharmaceutical technologies, depends upon the performance of the companies in which we invest, or with which we partner or co-develop products.
Our arrangements with collaboration partners and licensees are critical to our success in bringing certain of our products and product candidates to market. In particular, we have invested and expect to continue investing significant time and financial resources in the development of our co-development products. We depend on our collaboration partners to conduct preclinical studies and clinical trials, as may be necessary, and to provide funding for our development of these product candidates. Furthermore, in most instances, we rely on collaborators to commercialize our co-development products. If we or a significant number of our collaborators are unable to commercialize our co-development products or experience significant delays in such commercialization, our growth prospects will be materially harmed. The successful commercialization of a product or product candidate will depend on numerous events or factors, including:
•	successfully completing preclinical studies and clinical trials and any additional trials and tests required by the FDA, the EMA or other applicable regulatory authorities;

•	receiving marketing approvals, to the extent required, from the FDA, the EMA or other applicable regulatory authorities; and

•	obtaining commercial acceptance, if approved, from the medical community and third-party payors.
We cannot control our collaborators’ or licensees’ performance or the resources they devote to our projects, and some of our collaborators can terminate their agreements with us for no reason and on limited notice. If a collaborator fails to perform as expected, we may have to use funds, personnel, laboratories and other resources that we have not budgeted for, or we may not be able to continue the particular project affected.
We generally expect a number of the new co-development agreements we enter into to terminate without significant development activity. A collaboration partner may choose to use its own or one of our competitors’ technologies to develop a way to reformulate its drug and thus withdraw its support of our product candidate. Alternatively, we may develop a proprietary product candidate that competes directly with products that we currently manufacture for a collaboration partner. In addition, a collaboration partner could merge with or be acquired by another company, or experience financial or other setbacks unrelated to our collaboration that could jeopardize the co-development project. The loss of collaborators or projects could materially adversely affect our business, growth prospects and financial condition.
Economic, governmental, industry and internal company factors outside our control affect each of the companies in which we may invest or with which we may partner or co-develop products. Some of the material risks relating to such companies include:
•	the ability of these companies to successfully develop, manufacture and obtain necessary governmental approvals for the products that serve as the basis for our investments in, or relationship with, such companies

•	the ability of competitors of these companies to develop similar or more effective products, making the drugs developed by these companies difficult or impossible to market;

•	the ability of these companies to adequately secure patents for their products and protect their proprietary information;

•	the ability of these companies to enter the marketplace without infringing upon competitors’ patents;

•	the ability of these companies to finance their operations;

•	the ability of these companies to remain technologically competitive; and

•	the dependence of these companies upon key scientific and managerial personnel.
Our operations could be disrupted if our information systems fail or if we are unsuccessful in implementing necessary upgrades.
Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems, and other information technology. If our systems were to fail or we were unable to successfully expand the capacity of these systems, or we were unable to integrate new technologies into our existing systems, including as a result of the acquisition of Eurand, our operations and financial results could suffer.
Our quarterly results may fluctuate.
Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future. Factors that could cause quarterly operating results to decline, many of which are not within our control, include, for example, the size and timing of product orders, which can be affected by customer budgeting and buying patterns, or the size and timing of expenses associated with our development and marketing programs. As a result, if customer buying patterns cause revenue shifts from one fiscal quarter to another, or if the development and marketing of our products or product candidates causes our expenses to change from one fiscal quarter to another, our net quarterly income may fluctuate. In particular, revenue from the pharmaceutical technologies business is based on completion of relevant milestones and, therefore, is prone to a significant fluctuation over time, which may have an adverse effect on our results of operations.

Our business depends on key scientific, sales and managerial personnel for continued success
Much of our success to date has resulted from the skills of certain of our officers, scientific personnel and sales force. High demand exists for senior management and other key personnel in the pharmaceutical industry. The loss of any of these people may negatively impact our ability to manage our company effectively and to carry out our business plan. If these individuals were no longer employed by us, we might not be able to attract or retain employees with similar skills or carry out our business plan. In particular, we rely on the contributions of our senior management team, and their continued service is critical to our success. Our senior management team is responsible for the development and implementation of our business strategy. The loss of service of any member of our senior management team or key personnel could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates. Of our senior management team, only five have employment agreements.
Furthermore, for the acquisition of Eurand to be successful, we must continue to retain, motivate and recruit former key executives and other former key employees of Eurand following the acquisition. Such employee retention may be challenging as employees may experience uncertainty about their future roles until, or even after, strategies with regard to the combined company are announced or implemented. Eurand’s key employees are employed at will. If, despite retention efforts, key employees of Eurand or Axcan depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us after completion of the acquisition, our ongoing business could be harmed. Additionally, the potential distraction of the acquisition may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on corporate strategies and goals, which could have an adverse impact on our business.
We could face labor disruptions that would interfere with our operations, as we are subject to collective bargaining or other labor agreements or arrangements.
Axcan employees located in Canada and France, as well as approximately 60% of former Eurand’s employees (approximately 50% of the total number of our employees), are represented by collective bargaining or other labor agreements or arrangements that may provide greater bargaining or other rights to employees than do the laws of the United States. Such employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or carrying out staff reductions. In addition, many of former Eurand’s employees are located in Italy and France, and some of Axcan’s employees are located in France, where national strikes occur, and our employees may strike even if they do not have a grievance against us. While we believe that our relations with our employees are satisfactory, worker disruption on a local or national level or a significant dispute with our employees (including those resulting from or related to our acquisition of Eurand) could have a material adverse effect on our business, financial position, results of operations and cash flows.
Risks Related to Our Pancreatic Enzyme Products
Our ULTRASE MT and VIOKASE PEPs may never be approved in the United States
We ceased distributing our ULTRASE and VIOKASE product lines in the United States effective April 28, 2010. ULTRASE and VIOKASE accounted for 24.0% of our net product sales in fiscal year 2009 and for 15.1% of our net product sales in fiscal year 2010. This action was taken because we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for PEPs. In April 2004, the FDA mandated that all manufacturers of PEPs file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for PEPs until April 28, 2010, for those companies that (a) were marketing unapproved PEPs as of April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) continued diligent pursuit of regulatory approval.
We completed the initial submission of our NDA for ULTRASE MT and, in the fourth quarter of fiscal 2008, received a first complete response letter from the FDA. Further to the filing of our response to this letter, we received a second complete response letter from the FDA in the fourth quarter of fiscal 2009. On May 5, 2010 the FDA issued an additional complete response with respect to our NDA for ULTRASE MT. As was the case with prior letters, the FDA requires that deficiencies raised with respect to the manufacturing and control processes at the manufacturer of the active ingredient of ULTRASE MT be addressed before approval can be granted. We submitted our response to this letter, and the FDA confirmed a November 28, 2010 PDUFA date for our ULTRASE MT NDA.
The submission of our rolling NDA for VIOKASE was completed in the first quarter of fiscal 2010. At the time we completed this submission we requested a priority review and the FDA advised us in the second quarter of fiscal 2010 that it would not grant a priority review for this NDA. The initial PDUFA date for VIOKASE was August 30, 2010. In August 2010, we received feedback from the FDA regarding the timeline to review the VIOKASE NDA. At that time, the FDA indicated that the review was progressing but postponed the PDUFA date to November 30, 2010 to allow more time to complete their review. Since ULTRASE MT and VIOKASE have a common active ingredient manufacturer, the deficiencies raised by FDA with respect to ULTRASE MT also applied to VIOKASE.
On November 28, 2010, the FDA issued complete response letters regarding the NDAs for ULTRASE MT and VIOKASE. The letters indicate that certain deficiencies previously raised by the FDA with respect to the manufacturing and control processes at the manufacturer of the active ingredient for both ULTRASE MT and VIOKASE have not been resolved and that such deficiencies must be addressed before approval can be granted. The letters also require that deficiencies identified in an FDA inspection of such manufacturer must be resolved before the NDAs can be approved. Based on information available to the Company, on or about January 20, 2010, the manufacturer of the active pharmaceutical ingredient to ULTRASE MT and VIOKASE received a warning letter from the FDA noting that certain deficiencies previously identified by the FDA in an inspection of such manufacturer have not yet been resolved. Failure by the manufacturer to promptly correct these violations may result in further regulatory action against the manufacturer.
We are in ongoing discussions with the FDA and continue to work with the manufacturer of the active pharmaceutical ingredient to address the remaining open issues identified by the FDA. We do not believe that those remaining issues will require additional clinical studies.
There can be no assurance that ULTRASE MT and VIOKASE will be approved by the FDA. If ULTRASE MT or VIOKASE are not approved on a timely basis, our financial position, cash flows and overall trends in results of operations will continue to be adversely affected.

If ULTRASE MT and VIOKASE are approved and relaunched, competition in the PEP market at that time could be more intense than at the time when we ceased their distribution or at present.
If approved and relaunched, the level of competition that ULTRASE MT and VIOKASE will face in the United States will be more intense than before April 28, 2010, when we ceased distributing these products, or at present. In addition to ZENPEP, other branded PEPs have been approved and are currently marketed in the United States: CREON (Solvay/Abbott) and PANCREAZE (McNeil Pharmaceutical, Inc.). In order to relaunch ULTRASE MT and VIOKASE, we will need to re-establish the market position for these products and succeed in having customers using other marketed products start or restart using our products, which may prove difficult or impractical. These efforts will likely result in increased marketing and other expenses. If we are not successful, this would have a material adverse effect on our business and our financial results.
Furthermore, the relaunch of ULTRASE MT and VIOKASE, directly or indirectly, also could lead to a decrease in sales of ZENPEP, which would compete with ULTRASE MT and VIOKASE in the PEP market. If such a decrease cannot be offset by increased sales of ULTRASE MT or VIOKASE, it could have a material adverse effect on our business and results of operations.
In addition, competition in the PEP market will significantly increase if Solpura (liprotamase) is approved by the FDA. SOLPURA is Eli Lilly’s lead candidate for the treatment of EPI associated with CF and pancreatectomy. In contrast to FDA-approved oral porcine derived PEPs on the market (ZENPEP, CREON, and PANCREAZE), SOLPURA is an oral, non-porcine, pancreatic enzyme replacement therapy currently under FDA review. On January 12, 2011, the FDA Gastrointestinal Drugs Advisory Committee voted to recommend non-approval of SOLPURA. The committee raised questions about the degree of efficacy of Solpura and recommended that additional studies be conducted prior to considering approval of SOLPURA for EPI. However, the FDA is not required to follow the recommendation of its advisory committees, and SOLPURA may be approved in the future.
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
In addition to potential restrictions on coverage, the amount of reimbursement for our products may adversely affect results of operations. In the United States, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs.
If adequate coverage and reimbursement by third-party payors does not continue to be available, our ability to successfully relaunch ULTRASE MT and VIOKASE may be adversely impacted. Any limitation on the use of ULTRASE MT and VIOKASE or any decrease in the price of ULTRASE MT and VIOKASE will have a material adverse effect on our business.
Additional Risks Related to Eurand’s Business
In addition to the risk factors described elsewhere in this section, we have become subject to additional risks as a result of our acquisition of Eurand’s business and operations, including those described below.
Eurand has a history of net losses and we may not achieve or maintain profitability of the Eurand business.
Eurand incurred significant net losses since its formation in 1999, when it was established as a company independent of American Home Products, now Pfizer. As of September 30, 2010, it had an accumulated deficit of €41.8 million. Its net income (losses) were €(6.7) million, €13.6 million and €(5.9) million in 2007, 2008 and 2009, respectively, and net income was €2.5 million for the nine months ended September 30, 2010. Net income in 2008 of €13.6 million included a gain on settlement of litigation of €24.4 million, which is not expected to recur. In addition, Eurand had made, and we expect to continue to make, investments in research and development programs. We expect that selling, general and administrative expenses will continue to be a significant component of our cost structure and to incur increased expenses as we continue our research activities, conduct development of or seek regulatory approvals for our product candidates, and promote ZENPEP (pancrelipase) Delayed-Release Capsules, which was launched by Eurand in November 2009.
Eurand’s commercial launch of ZENPEP in the United States commenced in November 2009, but we expect that associated expenses will precede revenues generated by the increased spending. If its launch of ZENPEP is not successful, either because of competition from other PEPs, an inability to build market share, increased selling or other expenses, or other difficulties, ZENPEP may not become profitable.
Furthermore, before we ceased distribution of ULTRASE MT, Eurand licensed, manufactured and supplied ULTRASE MT capsules to us and also received royalties based on a percentage of our net sales of the product. Eurand’s revenues from us with respect to ULTRASE MT sales and royalties accounted for approximately €36 million and €16 million, or 31% and 15%, respectively, of Eurand’s revenues in Eurand’s fiscal year 2009 and the nine months ended September 30, 2010. Such revenues ceased entirely in and following Eurand’s third fiscal quarter of 2010 due to the cessation of distribution of ULTRASE MT.

Even if developing and commercializing one or more of the former Eurand product candidates is successful, former Eurand’s operations may not contribute to overall profitability of the combined companies. Maintaining operating profitability of the former Eurand business and achieving its profitability in the future will depend on the ability of the combined company to generate revenues that exceed expenses. This will depend on numerous factors including those discussed under “Risk Factors—We may not be able to acquire or successfully integrate Eurand’s operations and products or any businesses or products we may acquire in the future. Furthermore, we may not realize the anticipated benefits from any such acquisitions” and the risk factors described elsewhere in this report, many of which also apply to the former businesses and operations of Eurand. Even if achieved, profitability of the former Eurand business may not be sustained or increased on a quarterly or annual basis or at all.
If we are unable to obtain adequate reimbursement for ZENPEP from government health administration authorities, private health insurers and other organizations, ZENPEP may be too costly for regular use and our ability to generate revenues would be harmed.
Our future revenues and profitability will be adversely affected if governmental, private third-party payors and other third-party payors, including Medicare and Medicaid, do not sufficiently defray the cost of ZENPEP to the consumer. If these entities do not provide coverage and reimbursement for ZENPEP or determine to provide an insufficient level of coverage and reimbursement, ZENPEP may be too costly for general use, and physicians may not prescribe it. Many third-party payors cover only selected drugs, making drugs that are not preferred by such payor more expensive for patients, and often require prior authorization or failure on another type of treatment before covering a particular drug.
In addition to potential restrictions on coverage, the amount of reimbursement for our products may adversely affect results of operations. In the United States and elsewhere, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs.
If adequate coverage and reimbursement by third-party payors is not achieved, our ability to successfully commercialize ZENPEP may be adversely impacted. While prior to fully establishing reimbursement, we intend to deploy marketing strategies designed to make ZENPEP affordable for patients, this will include, in certain circumstances, providing samples prior to obtaining reimbursement. As samples are provided free of charge we may incur additional costs in advance of generating revenue. In the event we are not able to successfully deploy such strategies, the market share of ZENPEP, and our revenue, may suffer. Any limitation on the use of ZENPEP or any decrease in the price of ZENPEP will have a material adverse effect on our business.
Any difficulties with, or interruptions of, our acquired manufacturing operations could delay our output of products and harm our relationships with our collaborators. If we are unable to continue to manufacture our existing products, our results of operations and future prospects will suffer.
Any difficulties with or interruptions of our acquired manufacturing operations could delay our output of products and harm our relationships with our collaborators. We manufacture several products at former Eurand facilities in Milan, Italy and Dayton, Ohio. Due to regulatory and technical requirements, we have limited ability to shift production among our facilities or to outsource any part of our manufacturing activities to third parties. Damage to any of our acquired manufacturing facilities caused by human error, physical or electronic security breaches, power loss or other failures or circumstances beyond our control, including acts of God, fire, explosion, flood, war, insurrection or civil disorder, acts of, or authorized by, any government, terrorism, accident, labor trouble or shortage, or inability to obtain material, equipment or transportation, could interrupt or delay our manufacturing or other operations. Furthermore, all of former Eurand employees in Europe are subject to collective bargaining agreements, and national labor disputes could result in a work stoppage or strike by employees that could delay or interrupt our output of products. Due to the nature of these collective bargaining agreements, we have no control over such work stoppages or strikes by our employees in Europe, and a strike may occur even if our employees do not have any grievances against us. Any interruption in manufacturing, whether due to limitations in manufacturing capacity or arising from factors outside our control, could result in delays in meeting contractual obligations and could have a material adverse effect on our relationships with our collaborators and on our revenues.
The FDA, the EMA and other applicable authorities periodically inspect former Eurand manufacturing facilities to ensure compliance with various regulations, including those relating to current good manufacturing practice, or cGMP. In addition, the U.S. Drug Enforcement Administration, or DEA, applicable EU authorities and other applicable regulatory authorities must approve our facilities and processes for handling controlled substances. Those agencies may monitor our use of controlled substances and we may be subject to inspections evaluating our compliance with the use and handling of controlled substances. Our failure to comply with such requirements and standards of these agencies could result in the suspension of our manufacturing or closure of our facilities, which could have a material adverse effect on our business. In addition, we currently manufacture for commercial distribution a number of drugs that are the subject of NDAs that have been approved or other applicable regulatory approval held by our collaborators and licensees. We also use third-party suppliers to provide bulk active drugs used in our products. Because our customers and suppliers continue to be subject to FDA regulation, our continued development and manufacturing of these products will continue to depend not only on our own compliance with FDA requirements but also on the compliance of customers and suppliers over whom we have no control.

Our competitors may develop products that are less expensive, safer or more effective than, and may diminish or prevent the commercial success of, any product candidates that we may bring to market.
We face intense competition from pharmaceutical and biotechnology companies, including other drug formulation companies, contract research organizations, academic institutions and government agencies. Some of these competitors are also our collaboration partners.
Our competitors may be able to use alternative technologies that do not infringe upon our patents to formulate the active materials in our products. If successful, products derived from alternative technologies will compete against our products and product candidates. Examples of competing technologies include the multipleparticle systems of Watson, Biovail and Elan; the controlled-release tablet technologies of Elan and SkyePharma; and the solubility-enhancement technologies of Elan, SkyePharma and Soliqs, a division of Solvay/Abbott. The products derived from these technologies may be safer or more efficacious than some of former Eurand products and product candidates.
Potential products being tested in the United States and Europe of which we are not currently aware may also compete with product candidates using our drug formulation systems. Our collaboration partners could choose a competing drug formulation system to use with their drugs instead of ours. In addition, our collaboration partners themselves face competition with other major pharmaceutical companies on products using our drug formulation technologies, which could adversely impact the potential for our technologies and co-development products, as well as our royalty revenues and business and financial condition.
Many of our competitors have greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than the company has. Many of them also have more experience than we do in preclinical studies and clinical trials of new drugs and in obtaining FDA, EMA and other applicable regulatory approvals or, as with some competitors, are already established in the market. In addition, their success in obtaining patents may make it difficult or impossible for our company to compete with them.
Major technological changes can happen quickly in the drug formulation and pharmaceutical industries. our development of technologically improved or different products may make our technologies and product candidates obsolete or noncompetitive.
In addition, with respect to products that we develop and manufacture for our collaborators, we face the risk that such products or our collaborators’ other products may compete with our proprietary products. Some of these products may target the same diseases and conditions that are the focus of our drug development programs.
ZENPEP competes with currently marketed PEPs (to the extent such products are either approved or are part of the inventory of unapproved PEPs that will remain on the market for a period of time), and our competitors may have more resources available to them than us.
ZENPEP competes with currently marketed products for exocrine pancreatic insufficiency. This competition, and the increased competition should ULTRASE MT and/or VIOKASE be approved by the FDA and relaunched into the market, could affect the market acceptance of ZENPEP or require us to lower the price of ZENPEP, which would negatively impact our margin and our ability to achieve profitability of the ZENPEP franchise. Other companies with existing PEPs include Solvay Pharmaceuticals acquired by Abbott Laboratories or Solvay/Abbott; and McNeil Consumer Healthcare, a subsidiary of Johnson & Johnson. In addition, we understand that other commercial entities have or have had synthetic product candidates in clinical development that could compete with ZENPEP. These and other companies may have greater resources available than we do to support their products.
Solvay/Abbott’s CREON (approved in May 2009) and Johnson & Johnson’s PANCREAZE (approved in April 2010) compete with ZENPEP. In addition, if SOLPURA (liprotamase), Eli Lilly’s lead candidate for the treatment of exocrine pancreatic insufficiency associated with CF and pancreatectomy, is approved by the FDA, the competition ZENPEP faces will significantly increase.
The failure to maintain our existing co-development relationships on acceptable terms, or the failure to develop and maintain new co-development relationships using our formulation technologies, could adversely affect our ability to develop and commercialize our product candidates and impair our future growth prospects.
Co-development agreements utilized to create relationships for the purpose of exploring development opportunities with collaboration partners will continue to be important for our business. By way of example, in 2009, Eurand entered into four co-development agreements with various collaborators and we expect to continue to negotiate additional co-development agreements. In general, co-development agreements involve feasibility studies and early-stage development activities whereby an hourly service fee is paid for research and development and, in some instances, additional milestone payments may be made based on the achievement of certain development goals within specified timeframes. Accordingly, our receipt of revenue in a given period during the development phase is dictated in part by the speed at which development goals are met and the time and resources that a collaboration partner wishes to dedicate to development in such period. In some instances, we and our collaboration partner decide to negotiate and include provisions in a co-development agreement that will govern our relationship from development through commercialization. In other instances, we and our collaboration partner elect to define our relationship for the development phases and, if development is promising, may elect to enter into a subsequent agreement that further defines their relationship for subsequent periods of a product’s or product candidate’s life. The likelihood of completing development or progressing past development is highly uncertain notwithstanding the inclusion of provisions that govern the relationship through commercialization. Thus, the existence of such provisions, which could provide for the payment of royalties and sales milestones based on the success of the product, is not indicative of the likelihood that we will receive such payments. We believe that we currently are not substantially dependent on any co-development agreements individually; however, the maintenance of such relationships is important to our growth prospects because of the potential that a co-development relationship could evolve into a licensing and supply relationship that could generate significant revenue from licensing fees, product sales, sales milestone payments and/or royalties.

Our obligations under our co-development agreements can include performance of development activities, such as feasibility studies, formulation optimization, stability testing and scale-up of the manufacturing process, supply of the product to the collaborator for clinical testing, assistance in the preparation of regulatory filings by our collaborator and supply of the product for sale by our collaborator. If we fail to meet certain of these obligations, we may lose our rights to certain development fees and future royalty and milestone payments, and our collaboration partners may have the right to terminate the agreement. In addition, many of our agreements allow for the collaboration partner to terminate the agreement with limited notice and without penalty or in the event the collaborator reasonably determines that the product does not justify continued development or commercialization. We have completed work under some of these agreements without developing a commercial product and, based on past experience, it is likely that a number of these agreements will not progress to the stage where the product is actually commercialized. In addition, even if our collaborators choose not to terminate an agreement, the risk still remains that the collaborator could decide not to launch a particular product. The loss of a collaboration partner, as a result of either our failure to meet our obligations or early termination by the collaboration partner could affect our results of operations and future growth prospects.
Furthermore, our success is in part based upon a reputation that we are an attractive collaborator for leading pharmaceutical companies seeking to enhance existing products or to develop new products. For example, one of our co-development products, EUR-1000, is being developed in collaboration with GlaxoSmithKline, or GSK (acquired Reliant Pharmaceuticals in December 2007), and AMRIX is being commercialized in the United States by Cephalon, Inc. (acquired rights to AMRIX from ECR Pharmaceuticals in August 2007). If we fail to meet our obligations under these and other existing co-development agreements, we may diminish our reputation and decrease our potential future co-development opportunities.
Finally, the process of establishing new co-development relationships is difficult, time-consuming and involves significant uncertainty. We face, and will continue to face, significant competition in seeking appropriate collaboration partners. Moreover, if we do establish co-development relationships, our collaborators may fail to fulfill their responsibilities or may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. In many cases, our collaborators may terminate their relationships with us with limited notice and without penalty or in the event the collaborator reasonably determines that the product does not justify continued development or commercialization. If we are unable to establish and maintain co-development arrangements on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, seek regulatory approval or undertake commercialization activities at our own expense or find alternative sources of funding, and our growth prospects will be materially harmed.
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
If our products are not successful in clinical trials or if we do not obtain such regulatory approvals, we will have expended significant resources for no return. Our ongoing clinical studies might be delayed or halted or additional studies might be required, for various reasons, including the following:
•	Our products are found not to be effective.

•	We are unable to demonstrate that a product candidate’s benefits outweigh its risks.

•	We are unable to demonstrate that a product candidate presents an advantage over existing products.

•	We do not comply with requirements concerning INDs, biologic license applications (“BLAs”) or NDAs, for the protection of the rights and welfare of human subjects.

•	The FDA, the EMA or other applicable regulatory authorities may require additional or expanded trials or may disagree with the manner in which the results from preclinical studies or clinical trials are interpreted.

•	We may experience delays in obtaining, or the inability to obtain or maintain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials.

•	Patients experience unacceptable side effects or die during clinical trials.

•	Patients do not enroll in the studies at the rate we expect or drop out of the studies.

•	A drug is modified during testing.

•	Patients experience serious or unexpected drug-related side effects during a clinical trial.

•	Product supplies are delayed or are not sufficient to treat the patients participating in the studies.

•	Failure by our manufacturers or suppliers to comply with any of the FDA’s or other relevant foreign counterparts’ continuing regulations.

•	A change in the approval policies or regulations of the FDA, EMA or other applicable regulatory authorities, or a change in the laws governing the approval process.

If we cannot obtain regulatory approvals for the products we are developing or may seek to develop in the future, our sales and competitive position will suffer. This risk is most acute for products that are currently in the development of the final formulation. There is no guarantee that we would obtain regulatory approval, even if our clinical trials are successful. With respect to ULTRASE MT and VIOKASE, for which we need to comply with the FDA’s requirements in order to return to market, we face the risk of not being able to obtain the FDA’s approval on a timely basis or at all. PYLERA is currently under filing review in the EU under centralized procedure and there is a risk of delayed approval or non-approval. In addition, we are currently in discussions with the EMA with respect to the regulatory process and filing requirements relating to ZENPEP in the EU. There can be no assurance that the regulatory approval of ZENPEP by the EMA will be obtained on a timely basis or at all.
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
Sales of our products outside the United States and any of our product candidates that are commercialized are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our products and product candidates in markets outside the United States will be subject to regulatory clearances in those jurisdictions. Approval and other regulatory requirements vary by jurisdiction and may differ from the United States requirements. We may be required to perform additional preclinical or clinical studies even if FDA approval has been obtained. In addition, failures in European preclinical or clinical studies could impact our filings in the United States. Many countries also impose product standards, packaging and labeling requirements and import restrictions on our products. The approval by government authorities outside of the United States is unpredictable and uncertain and can be expensive. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.
We may find it difficult to achieve market acceptance of our PEPs or products in our product pipeline.
The commercial success of any of our product candidates for which we obtain marketing approval from the FDA, Health Canada’s Therapeutic Products Directorate, or TPD, the EMA, or other regulatory authorities, as well as products that do not require approval for commercialization, will depend upon the acceptance of these products by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
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
Requirements for approval can vary widely from country to country. A product must normally be approved by regulatory authorities in each country in which we intend to market it, prior to the commencement of marketing in that country. There can be long delays in obtaining required clearances from regulatory authorities in many countries after applications are filed. Therefore, there can be no assurance that we will obtain regulatory approvals in such countries or that we will not incur significant costs in obtaining or maintaining such regulatory approvals. Moreover, the regulatory requirements applicable to our existing and future products may change.
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
After receipt of initial regulatory approval, each product remains subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping. Furthermore, even if we receive regulatory approval to market a particular product, such a product will remain subject to the same extensive regulatory requirements. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or other conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor product safety or efficacy, which could reduce our revenues, increase our expenses and render the approved product not commercially viable. In addition, as clinical experience with a drug expands after approval because it is typically used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies.
Our approved products and pipeline products remain subject to ongoing regulatory requirements.
Following receipt of regulatory approval, any products that we market continue to be subject to extensive regulation. These regulations affect many aspects of our operations, including the manufacture, labeling, packaging, adverse-event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. We must also comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners since, as part of our commercialization efforts, we provide physicians with samples. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers. In addition, we must comply with the Medicaid Rebate Program, the Veterans’ Health Care Act of 1992 and the Deficit Reduction Act of 2005. These laws governs product pricing for government reimbursement and sets forth detailed formulas for how we must calculate and report the pricing of our products so as to ensure that the federally funded programs will get the best price. Further, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, significant disbursements, operating restrictions and criminal prosecution.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for exemption or safe harbor protection from anti-kickback liability.
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free products to customers with the expectation that the customers would bill federal programs for those products. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.
Because of the breadth of these laws and the narrowness of the exemptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.
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
Competition in our business is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or over-the-counter products, competitors’ superior marketing resources or other competitive factors could adversely affect the commercial potential of our products and could have a material adverse effect on our revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, including large well-known pharmaceutical companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at gastrointestinal diseases and conditions addressed by our current and potential products. In particular, we are aware of products in research or development by competitors that address the diseases targeted by our products. Developments by others might render our current and potential products obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their products earlier than we can. They may succeed in developing products that are more effective or less expensive to use than any that we may develop or license. These developments could render our products obsolete or uncompetitive, which would have a material adverse effect on our business and financial results.
Many of our competitors have greater financial resources and selling and marketing capabilities, have greater experience in clinical testing and human clinical trials of pharmaceutical products, and have greater experience in obtaining approvals from the FDA, the TPD, the EMA or other applicable regulatory approvals.
Development of pharmaceutical products is expensive, time-consuming and subject to uncertainties, and we may not realize a return on our investment in product development for a significant period of time, if at all.
Developing pharmaceutical products is expensive, and there is typically a significant amount of time prior to realizing a return on an investment in product development, if a return is realized at all. To obtain regulatory approval for the sale of any product candidates, extensive clinical trials must demonstrate that our products are safe and effective for use in humans. Clinical trial costs are included in our research and development expenses and may take years to complete. We cannot be sure that we or our collaboration partners will complete clinical testing within the time we anticipate or that we or they will be able to do so without requiring significant resources or expertise in excess of what we anticipate. Completion of clinical trials depends on various factors, including the indication and size of the patient population and its proximity to clinical sites, the nature of the clinical protocol, the eligibility of the criteria for trial, competition for trial patients, availability of sufficient quantities of a product candidate, the assistance of third parties, regulatory compliance and adequate financial resources.
Our future plans include significant investments in research and development, including clinical trials, and related product opportunities. We believe that we must continue to dedicate a significant amount of financial and operational resources to our research and development efforts to grow our business and maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Pricing pressures from, and other measures taken by, third-party payors, including managed care organizations, government sponsored healthcare systems and regulations relating to Medicare and Medicaid, Health Care and Education Reconciliation Act of 2010, pharmaceutical reimbursements and pricing in general could decrease our revenues.
Our ability to successfully commercialize our products and product candidates—even if FDA, TPD or EMA approval is obtained—depends, in part, on whether appropriate reimbursement levels for the cost of the products and related treatments are obtained from government authorities and private health insurers and other organizations, such as health maintenance organizations, or HMOs, managed-care organizations, or MCOs, and provincial formularies.
Third-party payors are increasingly challenging the pricing of pharmaceutical products. In addition, the trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and the recently enacted Health Care and Education Reconciliation Act of 2010, could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. One way in which MCOs and government sponsored healthcare systems seek to control their costs is by developing formularies to encourage plan beneficiaries to use preferred products for which the plans have negotiated favorable terms. Exclusion of a product from a formulary, or placement of a product on a disfavored formulary tier, can lead to sharply reduced usage in the patient population covered by the applicable MCO or government-sponsored healthcare system. If our products are not included in an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share and business could be negatively affected.
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
In some countries, particularly those of the European Economic Area, the pricing of prescription pharmaceuticals can be subject to government control, often resulting in lower pricing or reimbursement rates than in the U.S. market. In these countries, pricing negotiations with governmental authorities can take considerable time and delay the placing of a product on the market. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares cost-effectiveness of our product candidate with other available products. If reimbursement of our product is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.
The Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010, known together as the Affordable Care Act, enacted in the United States in March 2010 contain several provisions that could impact our business.
Although many provisions of the new legislation do not take effect immediately, several provisions became effective during fiscal year 2010. These include (1) an increase in the minimum Medicaid rebate to States participating in the Medicaid program on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340B Public Health Service Act drug pricing program, which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals, and rural referral centers.
In addition, beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries for any covered prescription drugs purchased during a Medicare Part D coverage gap (i.e., the “donut hole”). Also, beginning in 2011, new fees will be assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare Parts B and D, Medicaid, Department of Veterans Affairs and Department of Defense programs and TRICARE retail pharmacy program) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. The IRS has issued guidance for calculating preliminary fees, but there is still uncertainty as to final implementation, since the IRS has requested public comment and may make changes in response. The new law also imposes a 2.3% excise tax on sales of certain taxable medical devices that are made after December 31, 2012, including our FLUTTER mucus clearance device. Further, effective March 31, 2013, the law requires pharmaceutical, medical device, biological, and medical supply manufacturers to begin reporting to the federal government the payments they make to physicians and teaching hospitals, and physician ownership interests in those entities. The law also provides for the creation of an abbreviated regulatory pathway for FDA approval of biosimilars and interchangeable biosimilar products. While creation of the biosimilars program is authorized as of passage of the legislation in 2010, the process of creating the regulatory pathway for approval of biosimilars will likely be lengthy, and the FDA is in the process of soliciting public input.
The impact in terms of additional reserves recorded in contract rebates has been $1.8 million for the fiscal year 2010. However, the full extent of this legislation’s longer-term impact on our business remains to be seen.

Uncertainties regarding the Affordable Care Act and third-party reimbursement may impair our ability to continue to sell our products or form collaborations.
The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means may harm our business. For example, in some foreign markets, the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business by reducing the prices we are able to charge for our products, or impeding our ability to continue to achieve profitability or form collaborations. In addition, the availability of reimbursement from third-party payers determines, in large part, the demand for healthcare products in the United States and elsewhere. Examples of such third-party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products and third-party payers are increasingly challenging the prices charged for medical products and services. Reimbursement from third-party payers may not be available or may not be sufficient to allow us to continue to sell our products on a competitive or profitable basis.
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
Healthcare providers, physicians and others play a primary role in the recommendation and prescription of our products. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Applicable U.S. federal and state healthcare laws and regulations, include, but are not limited to, the following:
•	The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

•	The federal False Claims Act imposes criminal and civil penalties, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•	The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

•	There are similar laws and regulations in countries outside the United States.
Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our past, present or future operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from third-party payor programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
Many aspects of these laws and regulations have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations, which increases the risk of potential violations. In addition, these laws and regulations and their interpretations are subject to change. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.
Private civil litigation may be instituted against us in connection with alleged violation of the federal or state laws and regulations discussed above, under a number of different theories. Such litigation can result in significant expense and management distraction, as well as potential monetary damages or equitable relief.
Changes in laws and regulations could affect our results of operations, financial position or cash flows.
Our future operating results, financial position or cash flows could be adversely affected by changes in laws and regulations such as (i) changes in the FDA, TPD or EMA (or their foreign equivalents) approval processes that may cause delays in, or prevent the approval of, new products; (ii) new laws, regulations and judicial decisions affecting product development, marketing, promotion or the healthcare field generally; (iii) new laws or judicial decisions affecting intellectual property rights and (iv) changes in the application of tax principles, including tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which result in a shift of taxable earnings between tax jurisdictions.

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
In general, and subject to the terms of each specific agreement, we have agreed to indemnify our licensors, distributors and certain of our contract manufacturers for product liability claims and there is a risk that we will be subject to product liability claims and claims for indemnification under these agreements. A substantial portion of our revenues are derived and will continue to be derived from activities in the United States, where pharmaceutical companies are exposed to a higher risk of litigation than in other jurisdictions. For example, under the Drug Price Competition and Patent Restoration Act of 1984, when a drug developer files an ANDA for a generic drug, it must certify to the FDA that it believes its product will not infringe on any unexpired patent that a patent holder has listed with the FDA as covering that brand-name product, or that any such patent is invalid or unenforceable. The drug developer must also provide such certification to the patent holder, who may challenge the developer’s certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement. Such a patent challenge within the first 45 days of notice of the ANDA certification can result in a 30-month stay of approval by FDA of the ANDA. Certain of our collaboration partners may have or develop generic versions of existing or then existing drugs. Our development of any such generic versions of drugs will be subject to this process. Should a patent holder commence a lawsuit against us with respect to alleged patent infringement, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. Litigation over patents could result in delays in obtaining FDA approval to market our product candidates and diversion of management resources and the costs resulting therefrom. Similar risks of the delay in obtaining approvals in other applicable jurisdictions could result from patent related litigation.
Currently, we maintain claims-based product liability insurance coverage in respect of all our products marketed in the United States. We cannot be certain that existing or future insurance coverage available to us will be adequate to satisfy any or all future product liability claims and defense costs in the United States.
Exposure relating to product liability claims may harm our business.
We face an inherent business risk of exposure to product liability and other claims in the event that the use of our products results, or is alleged to have resulted, in adverse effects. While we have taken, and will continue to take, what we believe are appropriate precautions, there can be no assurance that we will avoid significant product liability claims. Although we currently carry product liability insurance that we believe is appropriate for the risks that we face, there can be no assurance that we have sufficient coverage, or can in the future obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the growth of our business or the number of products we can successfully market. Our obligation to pay indemnities, the withdrawal of a product following complaints, or a product-liability claim could have a material adverse effect on our business, results of operations, cash flows and financial condition. For details regarding certain litigation matters in which we are currently involved, see “Part II— Item 1. Legal Proceedings.”
We deal with hazardous materials and must comply with environmental, health and safety laws and regulations, which can be expensive, restrict how we do business and/or give rise to significant liabilities.
We are subject to various environmental, health and safety laws and regulations, including those governing air emissions, including greenhouse gases, water and wastewater discharges, noise emissions, the use, management and disposal of hazardous, radioactive and biological materials and wastes, and the cleanup of contaminated sites. The cost of compliance with these laws and regulations could be significant. In the event of a violation of these laws and regulations, including from accidental contamination or injury, we could be held liable for damages exceeding our available financial resources. We could be subject to monetary fines, penalties or third-party damage claims as a result of violations of such laws and regulations or noncompliance with environmental permits required at our facilities. As an owner and operator of real property and a generator of hazardous materials and wastes, we also could be subject to environmental cleanup liability, in some cases without regard to fault or whether we were aware of the conditions giving rise to such liability. In addition, we may be subject to liability and may be required to comply with new or existing environmental laws regulating pharmaceuticals in the environment. Environmental laws or regulations (or their interpretation) may become more stringent in the future. If any such future changes to environmental laws and regulations require significant changes in our operations, or if we engage in the development and manufacturing of new products or otherwise expand our operations requiring new or different environmental controls, we will have to dedicate additional management resources and incur additional expenses to comply with such laws and regulations.
In the event of an accident, applicable authorities may curtail our use of hazardous materials and interrupt our business operations. In addition, with respect to our manufacturing facilities, we may incur substantial costs to comply with environmental laws and regulations and may become subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process.
We maintain limited insurance coverage for the foregoing types of risks. In the event of environmental discharge, contamination or accident, we may be held liable for any resulting damages, and any liability could exceed our resources.

If the FDA, EMA or other applicable regulatory agencies approve generic products that compete with any of our products, sales of those products may be adversely affected.
The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product and that the generic product is bioequivalent to ours, meaning it is absorbed in the body and to the same extent as our product. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of a branded product is typically lost to the generic product. Accordingly, competition from generic equivalents could materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those products.
Risks Related to Intellectual Property
The four categories of products on which we have depended in the past two fiscal years for the majority of our revenues are not covered by any issued patents.
Other than limited patent protection relating to ZENPEP, we have no issued patents covering our PEPs (ULTRASE, VIOKASE and PANZYTRAT), ursodiol products (URSO, URSO 250, URSO DS, URSO FORTE and DELURSAN), mesalmine products (CANASA and SALOFALK) or sucralfate products (CARAFATE and SULCRATE). These four categories of products accounted collectively for a substantial portion of our revenues in fiscal years 2009 and 2010. While we believe that these product lines benefit from a variety of regulatory, clinical, sourcing and manufacturing hurdles to competitive entry, our current patents do not present any such hurdle, and there can be no assurance that any future patent that may issue to us would provide any meaningful protection.
We rely on the intellectual property of others, and we may not be able to protect our own intellectual property.
The continued success of our business will depend, in part, on our ability to obtain, protect and maintain intellectual property rights and licensing arrangements for our and former Eurand products. Some of the proprietary rights in some of our products are held by third parties, which require us to obtain licenses for the use of such products. Despite these licenses, there can be no guarantees that the rights or patents used by us will not be challenged by third parties. Furthermore, an adverse outcome could lead to an infringement or other legal action being brought against us directly, which regardless of its merit could be costly and time-consuming. Moreover, third party licensors may breach their license agreements with us or may otherwise fail to perform their obligations thereunder.
To protect our intellectual property, we have historically relied on patents, trademarks and trade secrets, know-how and other proprietary information, as well as requiring our employees and vendors, suppliers and collaboration partners to sign confidentiality agreements prohibiting them from taking proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. However, confidentiality agreements may be breached despite all precautions taken, and we may not have adequate remedies for any breach. Third parties may gain access to our proprietary information or may independently develop substantially equivalent proprietary information. Furthermore, the strength of patents and other intellectual property rights in the pharmaceutical industry involves complex legal and scientific questions and can be uncertain. We have filed and/or licensed patent applications related to certain of our products (including with respect to certain co-development products and product candidates), but such applications may fail to be granted, or, even if granted, may be challenged or invalidated or may fail to provide us with any competitive advantages. Additionally, patent applications in the United States and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we were the first to conceive inventions covered by our patents and pending patent applications or that we were the first to file patent applications for such inventions. Our inability to protect and maintain intellectual property rights in our products may impair our competitive position and adversely affect our sales and growth.
Litigation or third-party claims of intellectual property infringement could require substantial time and money to resolve. Unfavorable outcomes to these proceedings could limit our intellectual property rights and our activities.
Our commercial success depends upon our ability to develop and market products without infringing the proprietary rights of third parties. As the pharmaceutical industry expands and more patents are issued, the risk increases that our products or product candidates may give rise to claims of infringement of the patent rights of others. Third-party patents (now or in the future) may cover the materials or methods of treatment related to our products, and third parties may make allegations of infringement, regardless of merit. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our products may infringe. We cannot provide any assurances that our products or activities, or those of our licensors, will not infringe patents or other intellectual property owned by third parties. We have been (and from time to time we may be) notified that third parties consider their patents or other intellectual property infringed by, or otherwise relevant to, our products.
In addition, we may from time to time have access to confidential or proprietary information of third parties that could bring a claim against us asserting that we have misappropriated their technology (which, although not patented, may be protected by trade secrets) and that we have improperly incorporated that technology into our products. Some of our employees have been employed by other pharmaceutical or biotechnology companies that may allege violations of their trade secrets by these individuals, irrespective of the steps that we may take to prevent such violations.
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
In October 2008, Eurand and Cephalon received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. (“Mylan”) and Barr Laboratories, Inc. (“Barr”), each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, Eurand received a similar certification letter from Impax Laboratories, Inc. (“Impax”). In May 2009, Eurand received a similar certification letter from Anchen Pharmaceuticals, Inc. (“Anchen”) Mylan, Impax, and Anchen alleged that U.S. Patent Number 7,387,793 (the “‘793 Patent”), entitled “Modified Release Dosage Forms of Skeletal Muscle Relaxants,” issued to Eurand, will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserved the right to challenge the validity and/or enforceability of the ‘793 Patent. Barr alleged that the ‘793 Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. In late November 2008, Eurand filed a lawsuit with Cephalon, in the U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the ‘793 Patent. In January 2009, Eurand filed a lawsuit with Cephalon in the U.S. District Court in Delaware against Impax for infringement of the ‘793 Patent. In July 2009, Eurand filed a lawsuit with Cephalon in the U.S. District Court in Delaware against Anchen (and its parent) for infringement of the ‘793 Patent. Subsequently, in response to additional Paragraph IV certification letters regarding U.S. Patent Number 7,544,372, (the “‘372 Patent”) entitled “Modified Release Dosage Forms of Skeletal Muscle Relaxants” Eurand and Cephalon also filed lawsuits against Mylan, Barr, and Anchen for the infringement of the ‘372 Patent. All cases were consolidated in one action in the U.S. District Court in Delaware, and were tried in a bench trial in September-October, 2010. A decision is expected in April 2011. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of the plaintiff’s receipt of the respective Paragraph IV certification letter.
On October 7, 2010, both Eurand and Anesta AG (“Anesta”), an indirect wholly owned subsidiary of Cephalon, reached an agreement to settle the pending patent infringement litigation over AMRIX with Impax. Under terms of the settlement, both Eurand and Anesta will grant to Impax a non-exclusive, royalty-bearing license to market and sell a generic version of AMRIX in the United States beginning one year prior to expiration of the ‘793 Patent, which is expected to expire in February 2025, or earlier under certain circumstances. The settlement does not affect the status of the patent litigation with the other defendants set forth above. Cephalon is bearing the bulk of the expenses associated with the litigation. We intend to continue to work with Cephalon and Anesta to defend the AMRIX intellectual property rights, but there can be no assurance that these efforts will be successful.
Based on information available to us, GSK received a Paragraph IV certification letter from a generic drug manufacturer regarding an ANDA for a generic version of LAMICTAL ODT and claiming that the U.S. Patent No. 7,815,937 (the “‘937 Patent”) does not bar such a generic. The ‘937 Patent is not owned by us and we believe that the patent does not cover the LAMICTAL product developed by us. We are not involved with any patent infringement lawsuit regarding GSK’s LAMICTAL ODT product and do not have any opinion on the validity or strength of the ‘937 Patent. However, if a generic version of LAMICTAL ODT is approved, it could have a material adverse effect on the revenue we derive from GSK based on the LAMICTAL product.
Our intellectual property rights might not afford us with meaningful protection.
The intellectual property rights protecting our products might not afford us with meaningful protection from generic and other competition. The laws of certain foreign countries do not protect intellectual property rights to the same extent as the United States, which may render our protection and enforcement of such rights difficult or impossible in such foreign jurisdictions. In addition, because our strategy is to in-license or acquire pharmaceutical products that typically have been discovered and initially researched by others, future products might have limited or no remaining patent protection due to the time elapsed since their discovery. Competitors could also design around any of our intellectual property or otherwise design competitive products that do not infringe our intellectual property.
We also rely on trade secrets, proprietary know-how and technological advances, which we seek to protect, in part, through confidentiality agreements with collaborative partners, employees and consultants. These agreements might be breached and we might not have adequate remedies for any such breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently developed by others. Any litigation that we become involved in to enforce intellectual property rights could result in substantial cost to us. In addition, claims by others that we infringe their intellectual property rights could be costly. Our patent or other proprietary rights related to our products might conflict with the current or future intellectual property rights of others. Litigation or patent interference proceedings, either of which could result in substantial cost to us, might be necessary to defend any patents to which we have rights and our other proprietary rights or to determine the scope and validity of other parties’ proprietary rights. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during any such litigation. The defense of patent and intellectual property claims is both costly and time consuming, even if the outcome is favorable. Any adverse outcome could subject us to significant liabilities to third parties, result in the narrowing of our intellectual property rights (including a ruling that a patent of ours is not valid or is unenforceable), require disputed rights to be licensed from third parties, or require us to cease selling one or more of our products. We might not be able to obtain a license to any third-party technology that we require to conduct our business, or, if obtainable, that technology might not be available at a reasonable cost.

Risks Related to General Economic and Financial Conditions
We are exposed to political, economic, regulatory and other risks that arise from operating a multinational business.
We have operations in several different countries. For the fiscal years ended September 30, 2008, 2009 and 2010, approximately 27.0%, 24.5% and 27.9% of our revenues, respectively, were derived from sources outside the United States. We expect our foreign operations to constitute a greater percentage of our total in the future as we integrate the former Eurand business into our operations. We are therefore exposed to risks inherent in international operations. These risks include, but are not limited to
•	changes in general economic, social and political conditions;

•	adverse tax consequences;

•	the difficulty of enforcing agreements and collecting receivables through certain legal systems;

•	inadequate protection of intellectual property;

•	required compliance with a variety of laws and regulations of jurisdictions outside of the United States, including labor and tax laws;

•	customers outside of the United States may have longer payment cycles;

•	changes in laws and regulations of jurisdictions outside of the United States; and

•	terrorist acts and natural disasters.
In addition, we face several risks relating to compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws and regulations, however, there is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees or our partners, our failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, our partners or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.
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
We operate internationally, but a majority of our revenue and expense activities, including our debt service obligations, and capital expenditures are denominated in U.S. dollars. The other currencies in which we engage in significant transactions are Canadian dollars and Euros. As a consequence, we are exposed to currency fluctuations from purchases of goods, services and equipment and investments in other countries, and funding denominated in the currencies of other countries. In particular, we are exposed to the fluctuations in the exchange rate between the U.S. dollar, the euro and the Canadian dollar. During fiscal year 2010, approximately 17.8% of Axcan’s revenues was denominated in Euros, 9.0% of Axcan’s revenue was denominated in Canadian dollars, while the remainder was denominated in U.S. dollars. We expect that our exposure to foreign currency fluctuations, particularly with respect to the euro, will increase following the acquisition of Eurand.
Fluctuations in currency exchange rates may affect the results of our operations and the value of our assets and revenues, and increase our liabilities and costs, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. For example, in fiscal year 2010, we experienced a positive foreign exchange effect on revenues of approximately 0.8%. Changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same market. Changes in the value of the relevant currencies also may affect the cost of goods, services and equipment required in our operations.
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
For Axcan on a stand-alone basis, a 1% change in the value of foreign currencies as compared to the U.S. dollar would have increased or decreased the translation of foreign sales by $0.9 million and income by $0.1 million in fiscal year 2010.

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
We are currently unable to accurately predict what our short-term and long-term effective tax rates will be in the future.
We are subject to taxes in the United States and the various other jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings (losses) in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, as well as other factors. Our judgments may be subject to audits or reviews by local tax authorities in each of these jurisdictions, which could adversely affect our tax provisions.

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

AXCAN INTERMEDIATE HOLDINGS INC.
Date: February 14, 2011	BY:	/s/ Steve Gannon
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.