Form 10-Q
period 2011-03-31
Aptalis Pharma Inc
filed 2011-05-13
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 333-153896
APTALIS PHARMA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or organization)	74-3249870 (I.R.S. Employer Identification No.)

22 Inverness Center Parkway Suite 310 Birmingham, AL (Address of Principal Executive Offices)	35242 (Zip Code)
(205) 991-8085
(Registrant’s telephone number, including area code)
AXCAN INTERMEDIATE HOLDINGS INC.
(Registrant’s Former Name)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☐ Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
As of May 13, 2011, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Aptalis MidHoldings Inc.

APTALIS PHARMA INC.
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

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
APTALIS PHARMA INC.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except share related data)

	March 31,	September 30,
	2011	2010
	(unaudited)	(audited)
	$	$
Assets
Current assets
Cash and cash equivalents	87,330	161,503
Accounts receivable, net	75,717	32,379
Accounts receivable from the parent company (Note 18)	526	487
Income taxes receivable	3,672	2,906
Inventories, net (Note 7)	63,450	23,866
Prepaid expenses and deposits	5,620	3,277
Deferred income taxes, net (Note 13)	6,107	2,331

Total current assets	242,422	226,749
Property, plant and equipment, net (Note 8)	90,268	35,777
Intangible assets, net (Note 9)	731,013	347,962
Goodwill, net (Note 9)	181,718	73,540
Deferred debt issue expenses, net of accumulated amortization of $5,236 ($14,136 as at September 30, 2010) (Note 11)	32,236	20,443
Deferred income taxes, net (Note 13)	14,406	8,706

Total assets	1,292,063	713,177

Liabilities
Current liabilities
Accounts payable and accrued liabilities	131,762	94,673
Income taxes payable (Note 13)	3,275	3,446
Installments on long-term debt (Note 11)	8,918	13,163
Deferred income taxes (Note 13)	620	47

Total current liabilities	144,575	111,329
Long-term debt (Note 11)	972,170	581,312
Other long-term liabilities	11,252	10,028
Employees severance indemnities (Note 12)	5,080	—
Deferred income taxes (Note 13)	95,501	31,540

Total liabilities	1,228,578	734,209

Shareholders’ Equity (Deficiency)
Capital Stock (Note 14)
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as at March 31, 2011, and September 30, 2010	1	1
Deficit	(538,400)	(468,152)
9.05% Note receivable from the parent company (Note 18)	(133,154)	(133,154)
Additional paid-in capital	757,689	614,113
Accumulated other comprehensive loss	(22,651)	(33,840)

Total shareholders’ equity (deficiency)	63,485	(21,032)

Total liabilities and shareholders’ equity (deficiency)	1,292,063	713,177

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.
On behalf of the Board,

Director	Director

APTALIS PHARMA INC.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars)
(unaudited)

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	$	$	$	$
Net product sales	109,774	94,365	195,712	204,497
Development fees	599	—	599	—
Royalties	987	—	987	—

Total revenue	111,360	94,365	197,298	204,497

Cost of goods sold (a)	31,853	68,150	49,276	94,778
Selling and administrative expenses (a) (Note 12)	39,044	28,406	64,215	60,645
Management fees (Note 18)	730	1,000	1,568	1,855
Research and development expenses (a)	10,983	7,683	17,938	16,109
Other research and development expenses attributable to development fees (a)	855	—	855	—
Depreciation and amortization	18,453	13,999	32,026	30,692
Loss on disposal of product line (Note 6)	7,365	—	7,365	—
Transaction, restructuring and integration costs (Notes 4 and 5)	19,249	—	22,297	—
Impairment of intangible assets and goodwill (Note 9)	—	107,158	—	107,158

Total operating expenses	128,532	226,396	195,540	311,237

Operating income (loss)	(17,172)	(132,031)	1,758	(106,740)

Financial expenses (Note 12)	30,145	16,385	46,374	32,582
Loss on extinguishment of debt (Note 11)	28,311	—	28,311	—
Interest income	(123)	(159)	(315)	(307)
Other income	—	(7,700)	—	(7,700)
Loss on foreign currencies	633	1,408	876	1,393

Total other expenses	58,966	9,934	75,246	25,968

Loss before income taxes	(76,138)	(141,965)	(73,488)	(132,708)
Income taxes expense (benefit) (Note 13)	(4,469)	21,795	(3,265)	21,606

Net loss	(71,669)	(163,760)	(70,223)	(154,314)

(a)	Excluding depreciation and amortization
The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.
Condensed Consolidated Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)
(in thousands of U.S. dollars, except share related data)
(unaudited)

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Common shares (number)
Balance, beginning and end of period	100	100	100	100

	$	$	$	$

Common shares
Balance, beginning and end of period	1	1	1	1

Deficit
Balance, beginning of period	(466,706)	(288,340)	(468,152)	(297,658)
Dividends paid	(25)	—	(25)	(128)
Net loss	(71,669)	(163,760)	(70,223)	(154,314)

Balance, end of period	(538,400)	(452,100)	(538,400)	(452,100)

Additional paid-in capital
Balance, beginning of period	613,492	619,195	614,113	619,053
Capital contribution	140,000	—	140,000	—
Stock-based compensation expense (recovery)	5,272	(2,367)	5,763	(891)
Stock-based compensation plan redemptions	(35)	(57)	(84)	(328)
Provision on interest receivable from the parent company	(2,971)	(2,971)	(6,008)	(6,008)
Interest income from the parent company, net of taxes of ($1,040, $1,040 $2,103, $2,103)	1,931	1,931	3,905	3,905

Balance, end of period	757,689	615,731	757,689	615,731

9.05% Note receivable from the parent company
Balance, beginning and end of period	(133,154)	(133,154)	(133,154)	(133,154)

Accumulated other comprehensive loss
Balance, beginning of period	(35,869)	(27,308)	(33,840)	(24,478)
Hedging contracts fair value adjustments, net of taxes of (nil, ($38), nil, $4)	—	71	—	(7)
Foreign currency translation adjustments	13,218	(7,371)	11,189	(10,123)

Balance, end of period	(22,651)	(34,608)	(22,651)	(34,608)

Total shareholders’ equity (deficiency)	63,485	(4,130)	63,485	(4,130)

Comprehensive income (loss)
Other comprehensive income (loss)	13,218	(7,300)	11,189	(10,130)
Net loss	(71,669)	(163,760)	(70,223)	(154,314)

Total comprehensive loss	(58,451)	(171,060)	(59,034)	(164,444)

Accumulated other comprehensive loss
Amounts related to foreign currency translation adjustments	(22,651)	(34,608)	(22,651)	(34,608)
Amounts related to hedging contracts fair value adjustments	—	—	—	—

Accumulated other comprehensive loss	(22,651)	(34,608)	(22,651)	(34,608)

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.
Condensed Consolidated Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	$	$	$	$

Cash flows from operating activities
Net loss	(71,669)	(163,760)	(70,223)	(154,314)
Adjustments to reconcile net income to cash flows from operating activities
Non-cash financial expenses	15,281	1,746	17,035	3,508
Inventory stepped-up value expensed	4,382	—	4,382	—
Depreciation and amortization	18,453	13,999	32,026	30,692
Stock-based compensation expense (recovery)	5,272	(2,367)	5,763	(891)
Loss on disposal of product line and write-down of assets	7,365	56	7,395	81
Impairment of intangible assets and goodwill (Note 9)	—	107,158	—	107,158
Non-cash loss (gain) on foreign exchange	(733)	522	(694)	43
Change in fair value of derivatives	—	(105)	—	(621)
Deferred income taxes	(5,633)	20,436	(7,234)	19,066
Other non-cash adjustments related to unapproved PEPs (Note 2)	(3,706)	53,407	(3,706)	53,407
Changes in working capital items
Accounts receivable	(3,508)	17,661	(16,116)	2,760
Accounts receivable from the parent company	(1)	(74)	(39)	(74)
Income taxes receivable	3,824	(63)	1,887	1,671
Inventories	2,978	(3,065)	4,105	(7,933)
Prepaid expenses and deposits	1,011	466	1,579	202
Accounts payable and accrued liabilities	(14,595)	(15,822)	(16,509)	4,292
Income taxes payable	(3,639)	910	(873)	572

Net cash provided by (used in) operating activities	(44,918)	31,105	(41,222)	59,619

Cash flows from investing activities
Acquisition, net of cash acquired (Note 4)	(525,667)	—	(525,667)	—
Disposal of intangible assets	500	—	500	—
Acquisition of property, plant and equipment	(2,371)	(2,333)	(3,506)	(3,462)

Net cash used in investing activities	(527,538)	(2,333)	(528,673)	(3,462)

Cash flows from financing activities
Issuance of long-term debt	746,250	—	746,250	—
Repayment of long-term debt	(355,887)	—	(369,050)	(20,865)
Deferred debt issue expenses	(22,963)	—	(22,963)	—
Stock-based compensation plan redemptions	(35)	(57)	(84)	(328)
Capital contribution	140,000	—	140,000	—
Dividends paid	(25)	—	(25)	(128)

Net cash provided by (used in) financing activities	507,340	(57)	494,128	(21,321)

Foreign exchange loss (gain) on cash held in foreign currencies	1,710	(692)	1,594	(857)

Net increase (decrease) in cash and cash equivalents	(63,406)	28,023	(74,173)	33,979
Cash and cash equivalents, beginning of period	150,736	132,391	161,503	126,435

Cash and cash equivalents, end of period	87,330	160,414	87,330	160,414

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
1. Governing Statutes, Description of Business and Basis of Presentation
On May 4, 2011, Axcan Intermediate Holdings Inc announced that it has changed its name to Aptalis Pharma Inc., a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware and its subsidiaries (together the “Company”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary on February 25, 2008, of all of the outstanding common shares of Axcan Pharma Inc. at a price of $23.35 per share (“the Acquisition”), a company incorporated under the Canada Business Corporation Act. The Company provides innovative, effective therapies for unmet medical needs including cystic fibrosis and gastrointestinal disorders. The Company has manufacturing and commercial operations in the United States, the European Union and Canada. The Company also formulates and clinically develops, enhanced pharmaceutical and biopharmaceutical products for itself and others using its proprietary technology platforms including bioavailability enhancement of poorly soluble drugs, custom release profiles, and taste-masking/orally disintegration tablet (ODT) formulations.
On February 11, 2011, the Company completed the acquisition of Eurand N.V. (“Eurand”) through a wholly owned indirect subsidiary pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) resulting in Eurand becoming an indirect subsidiary of the Company. Eurand is a specialty pharmaceutical company that is engaged in the development, manufacturing and commercialization of enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies.
As described in Note 4, the Eurand transaction has been accounted for in accordance with the acquisition method of accounting for business combinations. Accordingly, the Company’s condensed consolidated financial statements reflect the assets, liabilities and results of operations of Eurand from the date of acquisition.
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars, the reporting currency, and prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the requirements of the Securities and Exchange Commission for reporting on Form 10Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2010. When necessary, the financial statements include amounts based on informed estimates and best judgment of management. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. In Management’s opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operation for the periods shown. Certain prior period amounts have been reclassified to conform to the current period presentation. All intercompany transactions and balances have been eliminated on consolidation.
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

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
ULTRASE and VIOKASE, the Company’s pancreatic enzyme products (“PEPs”) have historically accounted for approximately a 19% of the Company’s net sales in the three years ended September 30, 2009. Prior to April 28, 2010, products that were marketed in the U.S. to treat exocrine pancreatic insufficiency had been available before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there were marketed PEPs that had not been approved under the NDA process by the FDA. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products to April 28, 2010, for those companies that were (a) marketing unapproved pancreatic enzyme products as at April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) that continue diligent pursuit of regulatory approval. The FDA has required all manufacturers with unapproved NDAs to cease distribution of unapproved products after April 28, 2010, until such time that NDA approval is granted. After this date, the unapproved products were still available on pharmacy shelves for a short time until stock is depleted. The FDA has stated that it will continue to review NDAs that have been submitted by manufacturers of unapproved PEPs, and will approve additional PEPs even after the April 28, 2010 deadline has passed, if they meet the required safety, effectiveness and product quality standards. The Company completed the submission for ULTRASE MT in the fourth quarter of fiscal year 2008. The submission of the Company’s rolling NDA for VIOKASE was completed in the first quarter of fiscal year 2010.
ULTRASE MT and VIOKASE did not receive NDA approval by the April 28, 2010 deadline and the Company has ceased distributing the two products after that date, in compliance with the FDA guideline. The Company recorded an additional $23,453,000 sales deductions reserve in its fiscal year ended September 30, 2010. This reserve is for product returns and other sales deductions as an estimate of Company’s liability for ULTRASE MT and VIOKASE that may be returned by the original purchaser under the Company DSAs or applicable return policies. The cease distribution order issued by the FDA was not considered as a product recall. As at March 31, 2011, the remaining reserve was $5,293,000 and was based on management estimates of ULTRASE MT and VIOKASE inventory in the distribution channel, assumptions on related expiration dates of this inventory as well as estimated erosion of ULTRASE MT and VIOKASE demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE MT and VIOKASE, actual return activity and other factors. In future periods, the Company will monitor and review the estimates and will prospectively record changes to the reserve.
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

APTALIS PHARMA INC.
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
In March 2010, the FASB amended the existing guidance on stock compensation to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
4. Acquisition of Eurand N.V. (“Eurand”)
Description of the transaction
On February 11, 2011 or the Acquisition Date, Axcan Holdings Inc. (“Axcan Holdings”), the Company’s indirect parent, and Axcan Pharma Holding B.V. (“Axcan AcquisitionCo”), an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired 95.6% (99.1% after giving effect to the additional shares that are guaranteed to be delivered under a notice of guaranteed delivery) of the outstanding shares of Eurand N.V. (“Eurand”) for a purchase price of $12.00 per share in cash resulting in total consideration of approximately $589,555,000 for 100% of such shares. The Company acquired 100% of the outstanding shares of Eurand by March 31, 2011. As a result of the acquisition, Eurand has become an indirect subsidiary. In addition, Axcan AcquisitionCo and other direct and indirect subsidiaries of the Company acquired from Eurand substantially all of Eurand’s assets, including the capital stock of Eurand’s direct and indirect U.S. and foreign subsidiaries, and transferred the capital stock of former Eurand U.S. subsidiaries to the Company.
Prior to the transaction, Eurand was a specialty pharmaceutical company that developed, manufactured and commercialized enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies. Eurand has had six products approved by the FDA since 2001 and had a pipeline of product candidates in development for itself and its collaboration partners. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was a global company with facilities in the U.S. and Europe. The acquisition of Eurand will enable the Company to leverage the combination of two leading specialty pharmaceutical players, expand its gastroenterology product portfolio and provide the Company with a proprietary R&D growth engine and technology platforms supported by an extensive patent portfolio to meaningfully diversify its business and expand its geographic and manufacturing footprint.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Fair value of consideration transferred
The table below details the consideration transferred to acquire Eurand:

	Conversion		Form of
	Calculation	Fair Value	Consideration
		$
Eurand common stock outstanding as of acquisition date	48,359,433	580,313	Cash
Mutiplied by cash consideration per common share outstanding	12.00
Eurand stock options canceled for a cash payment(a)		9,242	Cash

Total fair value of consideration transferred		589,555

(a)	Each Eurand stock option, whether or not vested and exercisable on the acquisition date, was canceled for a cash payment equal to the excess of the per share value of the acquisition consideration over the per share exercise price of the Eurand stock option.
The aggregate equity purchase price of $589,555,000 plus acquisition costs (including related fees and expenses) were funded by cash equity contributions amounting to $140,000,000 from affiliates of TPG Capital L.P. and certain co-investors made through Aptalis Holdings Inc., the proceeds from the Senior Secured Term Loan Facility (as defined below) under the Company’s amended and restated credit agreement and related security and other agreements and cash on hand from the Company and Eurand.
The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $147,000,000 (the “Senior Secured Revolving Credit Facility”) and (ii) a $750,000,000 senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, collectively, the “Amended and Restated Senior Secured Credit Facilities”). The Senior Secured Revolving Credit Facility is comprised of $115,000,000 of existing revolving credit commitments that were extended or issued on February 11, 2011, (the “ Extended Commitments “) and $32,000,000 of existing revolving credit commitments that were not extended (the “ Unextended Commitments”) pursuant to the Senior Secured Revolving Credit Facility.
The Company borrowed $500,000,000 of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of the Company and Eurand, were also used to repay the outstanding term loan portion amounting to $125,660,000 of the Company’s existing senior secured credit facilities and to pay related fees and expenses. The remaining amount of $250,000,000 of the Senior Secured Term Loan Facility was used on March 15, 2011 to redeem 100% of the Company’s existing 9.25% senior secured notes due 2015.
Basis of presentation
The transaction has been accounted for in accordance with the acquisition method of accounting for business combinations under existing U.S. generally accepted accounting principles (“GAAP”). The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date including acquired in-process research and development assets.
Assets acquired and liabilities assumed
A preliminary purchase price allocation has been made and the recorded amounts are subject to change. The following recognized amounts are provisional and subject to change:
•	Amounts and useful lives for identifiable intangible assets and property, plant and equipment, pending the finalization of valuation efforts;
•	Amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, revision to fair value of acquired assets and liabilities, and the filing of Eurand’s pre-acquisition tax returns; and
•	The allocation of goodwill among reporting units.
The Company will finalize the purchase price allocation as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. The Company expects to finalize the purchase price allocation no later than one year from the acquisition date.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Resulting from the preliminary purchase price allocation, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

			Amounts
		Step-up to	recognized as of
	Book value	fair value	acquisition date
	$	$	$
Cash and cash equivalents	63,888	—	63,888
Accounts receivable (a)	22,662	—	22,662
Inventories (b)	25,465	18,727	44,192
Other current assets (c)	6,552	—	6,552
Property, plant and equipment (d)	44,652	10,874	55,526
Identifiable intangible assets (d)	7,053	406,876	413,929
Current liabilities (e)	(51,960)	—	(51,960)
Long-term debt, including current portion	(3,394)	—	(3,394)
Deferred income taxes liabilities, net (f)	(237)	(61,012)	(61,249)
Other non-current liabilities	(8,489)	2,278	(6,211)

Total identifiable net asssets	106,192	377,743	483,935
Goodwill (g)	37,540	68,977	106,517

Net assets acquired	143,732	446,720	590,452

Effective settlement of pre-existing relationships (h)	(897)	—	(897)

Total fair value of consideration transferred			589,555

(a)	As of acquisition date, the fair value of accounts receivable acquired approximated book value. The gross contractual amount receivable was $23,118,000 of which $456,000 was not expected to be collected.

(b)	Reflects the adjustment to step-up the carrying value of inventory acquired by $18,727,000 to estimated fair value as of February 11, 2011. The stepped-up value is recorded as a charge to cost of goods sold as acquired inventory is sold.

(c)	Includes prepaid assets and income tax receivable.

(d)	The amounts recorded for the major components of acquired identifiable intangible assets are as follows:

	Amounts	Weighted
	recognized as of	average useful
	acquisition date	lives (years)
	$
Trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life	413,929	17.04

Total identifiable intangible assets	413,929	17.04

In addition, the estimated aggregate amortization expense for the five succeeding years will be $25,599,000 annually.

(e)	Includes accounts payable, accrued liabilities and income taxes payable.

(f)	Comprises of current deferred tax assets $823,000, non current deferred tax assets $15,703,000, current deferred tax liabilities $3,000 and non current deferred tax liabilities $77,772,000.

(g)	The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is largely attributable to synergies expected to result from combining the operations of Eurand and the Company and intangible assets that do not qualify for separate recognition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The allocation of goodwill among reporting units is not complete, pending finalization of the Company’s internal reporting structure and composition of its post-acquisition operating segments and reporting units.

(h)	The Company had entered into an exclusive development license and supply agreement with Eurand. No gain or loss was recognized in conjunction with the effective settlement of the contractual relationship between the Company and Eurand as a result of this acquisition.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Transaction related costs
During the six-month period ended March 31, 2011, the Company has expensed $11,292,000 (an additional $1,070,000 was expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the transaction with Eurand, which are included in transaction and restructuring costs in the accompanying Statement of Condensed Interim Consolidated Operations.
Actual and proforma information
The revenues derived from the Eurand entities for the period from the Acquisition Date to March 31, 2011 were $25,752,000 and loss before income taxes was $670,000, excluding the effects of the non-recurring acquisition accounting adjustments described above.
The following table presents unaudited pro forma consolidated results of operations as if the acquisition of Eurand had occurred as of October 1, 2009:

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	$	$	$	$
Total revenue	131,530	123,478	261,397	261,358
Loss before income taxes	(27,059)	(108,865)	(27,459)	(117,070)

Net loss	(24,914)	(130,002)	(26,433)	(134,781)

The pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Eurand. The pro forma information does not reflect any synergies and other benefits that the Company may achieve as a result of the acquisition, or the costs necessary to achieve these synergies. In addition, the pro forma information does not reflect the costs to integrate the operations of the Company and Eurand.
The pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the transaction been completed on October 1, 2009. In addition, the pro forma information does not purport to project the future results of operations of the Company. The pro forma information reflects primarily the following pro forma adjustments:
•	elimination of product sales and royalties between Eurand and the Company, an elimination of the Company’s cost of sales for Eurand-sourced inventories, and the elimination of certain PEP-related charges stemming from intercompany transactions;

•	elimination of Eurand’s historical intangible asset amortization expense;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

•	elimination of interest expense and amortization of deferred financing costs related to the Company’s term loan under the legacy senior secured credit facilities and 9.25% senior secured notes due 2015 that were repaid as part of the acquisition transaction;

•	additional interest expense and amortization of deferred financing costs associated with financing obtained under the Amended and Restated Senior Secured Credit Facilities obtained by the Company in connection with the acquisition transaction;

•	reduction of interest income associated with cash and cash equivalents that were used to partially fund the acquisition;

•	elimination of acquisition-related costs and acquisition-related restructuring charges;

•	elimination of $4,382,000 of the acquisition accounting adjustment on Eurand’s inventory that was sold subsequent to the Aquisition Date, which will not have a continuing impact on the Company’s operations.
The pro forma effective tax rate differs from the statutory rate due to the relatively large impact of actual permanent differences on relatively small pro forma income before tax, valuation allowances on deferred tax assets in certain jurisdictions, and the expected impact of foreign withholding taxes upon repatriation of foreign earnings.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
5. Restructuring and Integration
Acquisition related cost-rationalization and integration initiatives
The Company has initiated restructuring measures in conjunction with the integration of the operations of Eurand. These measures are intended to capture synergies and generate cost savings across the Company.
Restructuring actions taken thus far include workforce reductions across the Company and other organizational changes. These reductions primarily come from the elimination of redundancies and consolidation of staff in the sales and marketing, manufacturing, research and development, and general and administrative functions, as well as from the planned closure of Eurand’s manufacturing facility in Nogent-Oise, France.
During the quarter ended March 31, 2011, the Company recorded a restructuring expense in the amount of $5,025,000 related to planned employee termination costs. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination.
The following table summarizes restructuring liability activity related to the Eurand acquisition during the quarter ended March 31, 2011:

	Liability		Balance
	Established	Payments	March 31,2011
	$	$	$
Severance and related benefits	5,025	(132)	4,893

The Company estimates to incur additional costs between $17,172,000 and $21,346,000 in connection with planned employee termination costs. The restructuring actions taken thus far are expected to be substantially completed by the end of 2012.
Through March 31, 2011, the Company has incurred integration costs of $5,980,000 representing certain external, incremental costs directly related to integrating the acquired business and primarily include expenditures for consulting and systems integration. Restucturing and integration costs are included in transaction and restructuring costs in the accompanying Statement of Condensed Consolidated Operations.
6. Disposal of the PHOTOFRIN/PHOTOBARR Product Line
On March 28, 2011, The Company entered into a definitive agreement with Pinnacle Biologics, Inc., which acquired all global assets and rights related to PHOTOFRIN/PHOTOBARR, including inventory, for non-contingent payments amounting to $4,252,000. In addition to the non-contingent payments, additional payments shall be made to the Company after the achievement of certain milestones events. In addition, the Company will be paid royalties on annual net sales of PHOTOFRIN/PHOTOBARR.
During the quarter ended March 31, 2011, The Company recorded a loss of $7,365,000 as a result of the disposal of the PHOTOFRIN/PHOTOBARR product line. Consideration for additional contingent payments to be made to the Company shall be recorded as a gain in the period in which they are received.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
7. Inventories

	March 31,	September 30,
	2011	2010
	$	$
Raw material and packaging material, net of reserve for obsolescence of $2,498 (nil as at September 30, 2010)	18,065	10,316
Work in progress, net of reserve for obsolescence of $927 (nil as at September 30, 2010)	6,896	595
Finished goods, net of reserve for obsolescence of $1,122 ($758 as at September 30, 2010)	38,489	12,955

	63,450	23,866

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
Include the adjustment to step-up the carrying value of inventory acquired by $18,727,000 to estimated fair value as of February 11, 2011, less a charge to cost of goods sold as acquired inventory is sold amounting to $4,382,000.
8. Property, Plant and Equipment

	March 31, 2011
		Accumulated
	Cost	depreciation	Net
	$	$	$
Land	4,865	—	4,865
Buildings	46,542	5,580	40,962
Furniture and equipment	37,303	5,206	32,097
Automotive equipment	30	1	29
Computer equipment and software	24,016	12,322	11,694
Leasehold and building improvements	1,190	569	621

	113,946	23,678	90,268

	September 30, 2010
		Accumulated
	Cost	depreciation	Net
	$	$	$
Land	2,240	—	2,240
Buildings	23,252	4,490	18,762
Furniture and equipment	8,534	3,515	5,019
Computer equipment and software	18,419	9,588	8,831
Leasehold and building improvements	1,220	295	925

	53,665	17,888	35,777

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
9. Goodwill and Intangible Assets
The following table reflects the changes in carrying amount of goodwill from September 30, 2010 to March 31, 2011:

	March 31,	September 30,
	2011	2010
	$	$
Balance, beginning of period	73,540	165,823
Acquisition of Eurand	106,517	—
Impairment	—	(91,400)
Foreign exchange	1,661	(883)

Balance, end of period	181,718	73,540

As disclosed in Note 4, the amount recorded as goodwill for the acquisition of Eurand is provisional and subject to the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.
The following table reflects the changes in the carrying amount of intangible assets:
Trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life

	March 31, 2011
		Accumulated
	Cost	amortization	Net
	$	$	$
Balance, as at September 30, 2010	459,207	111,245	347,962
Acquisition of Eurand	413,929	—	413,929
Assets written-off on disposal of Photofrin/Photobarr	(11,749)	(1,503)	(10,246)
Amortization	—	26,335	(26,335)
Foreign exchange	6,483	780	5,703

Balance, as at March 31, 2011	867,870	136,857	731,013

	September 30, 2010
		Accumulated
	Cost	amortization	Net
	$	$	$
Balance, as at September 30, 2009	491,411	70,121	421,290
Impairment	(26,400)	(10,642)	(15,758)
Amortization	—	52,465	(52,465)
Foreign exchange	(5,804)	(699)	(5,105)

Balance, as at September 30, 2010	459,207	111,245	347,962

APTALIS PHARMA INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
10. Segment Information
Prior to the acquisition of Eurand, the Company operated in one segment, pharmaceutical products. Effective with the acquisition of Eurand, the Management of the Company is reassessing the Company’s internal reporting structure and composition of its operating segments for disclosure in succeeding interim and annual reporting periods.
The Company operates in the following geographic areas:

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	$	$	$	$
Total revenue
United States
Domestic sales	80,078	68,371	138,027	152,147
Foreign sales	2,292	1,243	2,562	2,621
Canada
Domestic sales	8,099	7,862	18,145	16,729
Foreign sales	225	—	361	—
European Union
Domestic sales	16,430	14,691	31,280	28,715
Foreign sales	4,236	2,080	6,923	3,920
Other	—	118	—	365

	111,360	94,365	197,298	204,497

Revenue is attributed to geographic areas based on the country of origin of the sales.

	March 31,	September 30,
	2011	2010
	$	$
Property, plant, equipment and intangible assets
Canada	270,669	299,180
United States	52,867	13,906
European Union	497,745	70,653

	821,281	383,739

	March 31,	September 30,
	2011	2010
	$	$
Goodwill
Canada	61,887	61,887
United States	20,931	—
European Union	98,900	11,653

	181,718	73,540

APTALIS PHARMA INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
11. Long-term Debt

	March 31,	September 30,
	2011	2010
	$	$
Senior secured term loan of $748,125 as at March 31, 2011, ($0 as at September 30, 2010), bearing interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the prime rate of Banc of America Securities LLC, (b) the federal funds effective rate plus 1/2 of 1.00% and (c) the one-month LIBOR rate plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margins for borrowings under the Senior Secured Term Loan Facility are 3.00% with respect to base rate borrowings and 4.00% with respect to LIBOR borrowings. In addition, the LIBOR rate and base rate for borrowings under the Senior Secured Term Loan Facility are subject to a floor of 150 basis points and 250 basis points, respectively, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2017
	744,626	—

Term loans of $0 as at March 31, 2011, ($138,823 as at September 30, 2010), bearing interest at the one-month British Banker Association LIBOR (0.26% as at September 30, 2010), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, secured by substantially all of the present and future assets of the Company, payable in quarterly installments	—	135,210

Unsecured loan of 2,252 Euros as at March 31, 2011, with a variable interest of 1.6% above Euribor. Euribor interest rate has a cap of 2.5%	3,194	—

Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	233,268	233,094

Senior notes bearing interest at 9.25%, redeemed on March 15, 2011	—	226,171

	981,088	594,475

Installments due within one year	8,918	13,163

	972,170	581,312

On February 11, 2011, the Company entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition.
The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $147,000,000 (the “Senior Secured Revolving Credit Facility”) and (ii) a $750,000,000 senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, collectively, the “Amended and Restated Senior Secured Credit Facilities”).
The Company borrowed $500,000,000 of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of the Company and Eurand, were used to repay the outstanding term loan portion amounting to $125,660,000 of the Company’s existing senior secured credit facilities. Following the repayment, all unamortized deferred financing fees of $2,653,000 and original issuance discount of $3,188,000 related to the term loan were written off and are included in loss on extinguishment of debt in the accompanying Statement of Condensed Consolidated Operations.
On February 25, 2008, the Company issued $228,000,000 aggregate principal amount of its 9.25% senior secured notes (the “Senior Secured Notes”) due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. On March 15, 2011, $250,000,000 of the Senior Secured Term Loan Facility was drawn to redeem the Company’s Senior Secured Notes at a redemption price of 106.938%. The aggregate redemption amount consisted of $228,000,000 in aggregate principal amount, and $15,819,000 of redemption premium which is included in loss on extinguishment or debt in the accompanying Statement of Condensed Consolidated Operations. Following the redemption all unamortized deferred financing fees of $4,992,000 and original issuance discount of $1,659,000 related to these notes were written off and are included in loss on extinguishment of debt in the accompanying Statement of Condensed Consolidated Operations.

APTALIS PHARMA INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
The Company’s Amended and Restated Senior Secured Credit Facilities totaling $897,000,000 is composed of a Senior Secured Term Loan Facility amounting to $750,000,000 and a Senior Secured Revolving Credit Facility totaling $147,000,000. The Senior Secured Revolving Credit Facility is comprised of $115,000,000 of existing revolving credit commitments that were extended or issued (the “ Extended Commitments”) and $32,000,000 of existing revolving credit commitments that were not extended (the “ Unextended Commitments”) pursuant to the Senior Secured Revolving Credit Facility. The Amended and Restated Senior Secured Credit Facilities bear interest at a variable rate available composed of either the Federal Funds Rate or the British Banker Association LIBOR rate, at the option of the Company, plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months. The principal amount of the Senior Secured Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount with payments beginning in fiscal year 2011. The principal amount outstanding of the loans under the Senior Secured Term Loan Facility will be due and payable on February 11, 2017. The principal amount of outstanding loans under the Senior Secured Revolving Facility will be due and payable on February 11, 2016 with respect to Extended Commitments and on February 25, 2014 with respect to Unextended Commitments.
As at March 31, 2011, $750,000,000 of term loans had been issued and no amounts had been drawn during the quarter against the revolving credit facility. The term loans were priced at $0.995, with a yield to maturity of 5.6%. The Amended and Restated Senior Secured Credit Facility requires the Company to meet certain financial covenants, beginning quarter ending June 30, 2011. The maintenance of these financial covenants is solely with respect to the Senior Secured Revolving Credit Facility. The credit agreement governing the Amended and Restated Senior Secured Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Amended and Restated Senior Secured Credit Facility, (2) commencing with the fiscal year ending September 30, 2011, 50% (which percentage will be reduced if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Senior Secured Term Loan Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions.
Pursuant to the annual excess cash flow requirements defined in the preceding credit agreement, the Company was required to prepay $13,163,000 of outstanding term loans in the first quarter of fiscal year 2011 ($17,583,000 for the fiscal year 2009 which was paid in the first quarter of fiscal year 2010).
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

APTALIS PHARMA INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$
2012	8,918
2013	8,918
2014	7,858
2015	7,500
2016	242,500
Thereafter	710,625

986,319
Unamortized original issuance discount	5,231

981,088

12. Information Included in the Consolidated Operations and Cash Flows
a) Financial expenses

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	$	$	$	$
Interest on long-term debt (including amortization of original issuance discount of $510 and $1,020 in 2011($511 and $1,027 in 2010)	17,166	14,568	31,772	29,379
Interest and bank charges	277	323	522	425
Interest rate swaps (Note 16)	—	113	—	17
Financing fees	10,422	143	10,557	278
Amortization of deferred debt issue expenses	2,280	1,238	3,523	2,483

	30,145	16,385	46,374	32,582

b) Other information

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	$	$	$	$
Rental expenses	973	973	1,857	1,877
Shipping and handling expenses	1,862	1,678	3,200	3,294
Advertizing expenses	2,512	3,957	4,039	7,854
Depreciation of property, plant and equipment	3,573	2,095	5,691	4,099
Amortization of intangible assets	14,880	11,904	26,335	26,593
Stock-based compensation expense (recovery)	5,272	(2,367)	5,763	(891)

c) Employee benefit plan
A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. The Company charged to operations contributions to the plan totaling $194,000 for the three-month period and $361,000 for the six-month period ended March 31, 2011, ($186,000 for the three-month period and $402,000 for the six-month period ended March 31, 2010).

APTALIS PHARMA INC.
Notes to Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
d) Employees severance indemnities
The liability for severance indemnities relates primarily to Eurand ‘s and now the Company’s employees in Italy. The unfunded severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded on the balance sheet is the amount the employee would be entitled to if the employee were to immediately terminate their employment involuntary.
e) Cash flows relating to interest and income taxes of operating activities

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	$	$	$	$
Interest received	115	159	307	307
Interest paid	18,678	27,172	20,012	29,119
Income taxes received	744	—	744	2,372
Income taxes paid	3,160	752	5,445	2,608

13. Income Taxes
The Company establishes a valuation allowance against deferred tax assets in accordance with U.S. GAAP. As at March 31, 2011, the Company has a valuation allowance of $112,692,000 against the Company’s net deferred tax assets generated in the U.S. reporting unit and of $4,275,000 against the deferred tax assets generated in its European reporting unit. In future periods, if the deferred tax assets are determined by management to be more likely than not to be realized, the tax benefits relating to the reversal of the valuation allowance will be recorded.
The Company’s effective tax rates for the three-month and six-month periods ended March 31, 2011, were 5.9% and 4.5% respectively, as compared to minus 15.4% and minus 16.3% respectively in the prior year’s periods. The effective tax rate for the three-month and six-month periods ended March 31, 2011, is affected by a number of elements, the most important being the establishment of the valuation allowance of $29,585,000 against the Company’s net deferred tax assets mostly attributable to the U.S. reporting unit during the six-month period ended March 31, 2011.
As at March 31, 2011, with respect to uncertain tax positions, the Company had unrecognized tax benefits of $12,110,000 ($11,485,000 as at September 30, 2010).
The following table presents a summary of the changes to unrecognized tax benefits:

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	$	$	$	$
Balance, beginning of period	10,834	10,896	11,485	10,409
Acquisition of Eurand	401	—	401	—
Additions based on tax positions related to the current year	8	8	16	15
Additions for tax positions of prior years	867	414	1,300	920
Settlements	—	—	(1,063)	—
Reductions for tax positions of prior years	—	—	(29)	(26)

Balance, end of period	12,110	11,318	12,110	11,318

The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As at March 31, 2011, the Company had accrued $1,237,000 ($1,075,000 as at September 30, 2010) for interest relating to income tax matters. There were no amounts recorded for penalties as at March 31, 2011.
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

APTALIS PHARMA INC.
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
As at March 31, 2011, and September 30, 2010, no provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries that the Company intends to indefinitely reinvest.
14. Stock Incentive Plans
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
The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10, equal to the share price at the date of grant. As at March 31, 2011, there were 1,086,247 outstanding RSUs and Penny Options (1,172,396 as at September 30, 2010) of which 1,082,913 (1,167,396 as at September 30, 2010) were vested.
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
The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable as of March 31, 2011, the value of the awards to be expensed by the Company would range between $6,000,000 and $7,200,000 depending on the level of return expected to be realized by the majority shareholders.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
15. Financial Instruments
Interest rate risk
The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 16, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing. As described in the subsequent events (Note 19), the Company entered into two separate pay-fixed, receive-floating interest rate swaps on April 4, 2011.
Currency risk
The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company has used derivative instruments historically to reduce its exposure to foreign currencies risk. As at March 31, 2011, no foreign exchange contracts were outstanding. As at March 31, 2011, the financial assets totaling $163,272,000 ($194,005,000 as at September 30, 2010) include cash and cash equivalents and accounts receivable for CAN$7,472,000, 25,888,000 Euros and 1,403,000 Swiss francs respectively (CAN$4,073,000, 18,658,000 Euros and 1,820,000 Swiss francs as at September 30, 2010). As at March 31, 2011, the financial liabilities totaling $1,112,850,000 ($689,148,000 as at September 30, 2010) include accounts payable and accrued liabilities and long-term debt of CAN$8,328,000, 21,359,000 Euros and 29,000 Swiss francs respectively (CAN$10,234,000 and 8,158,000 Euros as at September 30, 2010).
Credit risk
As at March 31, 2011, the Company had $47,484,000 ($134,299,000 as at September 30, 2010) of cash invested in with one financial institution. At times, such deposits may exceed the amount insured by the Federal Deposit Insurance Corporation.
Fair value of the financial instruments on the balance sheet
The estimated fair value of the financial instruments is as follows:

	March 31, 2011		September 30, 2010
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	$	$	$	$
Assets
Cash and cash equivalents	87,330	87,330	161,503	161,503
Accounts receivable from the parent company	526	526	487	487
Accounts receivable, net	75,416	75,416	32,015	32,015
Liabilities
Accounts payable and accrued liabilities	131,762	131,762	94,673	94,673
Long-term debt	1,010,662	981,088	608,535	594,475

APTALIS PHARMA INC.
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
16. Derivates and Hedging Activities
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
In March 2009, the Company had entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. The Company’s two interest rate swaps with a combined notional amount of $63,000,000 that were designated as cash flow hedges of interest rate risk matured during the quarter ended March 31, 2010, and the Company has not entered into new derivative agreements.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
The tables below present the effect of the Company’s derivative financial instruments on the consolidated operations as at March 31, 2011, and March 31, 2010.
Tabular disclosure of the effect of derivative instruments for the three-month and six-month periods ended March 31, 2011, and 2010:

	Location in the	For the	For the
	Condensed	three-month	three-month
	Consolidated	period ended	period ended
	Financial	March 31,	March 31,
	Statements	2011	2010
		$	$
Interest rate swaps in cash flow hedging relationships
Gain (loss) recognized in other comprehensive income on derivatives (effective portion, net of tax of $1 in 2010	OCI	—	(3)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	—	(113)
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	—	—

Interest rate swaps not designated as hedging instruments
Loss recognized in income on derivatives	Financial expenses	—	—

	Location in the	For the	For the
	Condensed	six-month	six-month
	Consolidated	period ended	period ended
	Financial	March 31,	March 31,
	Statements	2011	2010
		$	$
Interest rate swaps in cash flow hedging relationships
Gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of tax of $166 in 2010	OCI	—	(309)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	—	(464)
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	—	447

Interest rate swaps not designated as hedging instruments
Loss recognized in income on derivatives	Financial expenses	—	—

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

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
There are no financial assets and liabilities measured at fair value on a recurring basis as at March 31, 2011, and September 30, 2010.
Interest rate swap agreements as more fully described in Note 16 and are measured at fair value based on observable market interest rate curves as of the measurement date.
During the three-month period ended March 31, 2010, the Company recorded a goodwill impairment charge of $91,400,000 and an intangible assets impairment charge of $15,758,000 related to the PEPs event. The fair value measurement method used in the Company’s impairment analysis utilized a discounted cash flow model and market approach that incorporates significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.
18. Related Party Transactions
As at March 31, 2011, and September 30, 2010, the Company had a note receivable from its parent company amounting to $133,154,000. During the three-month periods ended March 31, 2011, and March 31, 2010, the Company earned interest income on the note amounting to $1,931,000 net of taxes amounting to $1,040,000 and $3,905,000 net of taxes amounting to $2,103,000 for the six-month periods ended March 31, 2011, and March 31, 2010. The related interest receivable from the parent company amounting to $33,139,000 as at March 31, 2011, ($27,130,000 as at September 30, 2010) has been recorded in the shareholders’ equity section of the condensed consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholders’ equity. As at March 31, 2011, the Company has an account receivable from the parent company amounting to $526,000 ($487,000 as at September 30, 2010).
During the three-month period ended March 31, 2011, the Company recorded charges pursuant to the terms of a management fee arrangement with a controlling shareholding company amounting to $730,000 and $1,568,000 during the three-month period and the six-month period ended March 31, 2011($1,000,000 during the three-month period and $1,855,000 during the six-month period ended March 31, 2010). Also, during the three-month and six-month periods ended March 31, 2011, the Company recorded fees from a controlling shareholding company amounting to $5,028,000 of which $1,508,000 was accounted for as deferred debt issue costs, $2,514,000 as selling and administrative expense and $1,006,000 as financing fees. As at March 31, 2011, the Company accrued fees payable to a controlling shareholding company amounting to $770,000 ($1,574,000 as at September 30, 2010).
During the three-month and six-month periods ended March 31, 2011, the Company paid a dividend to its parent company amounting to $25,000 ($128,000 during the six-month period ended March 31, 2010) to allow for the payment of certain group expenses.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
19. Subsequent Events
Agreements with Mpex Pharmaceuticals Inc. for the acquisition and development of Aeroquin™
On April 11, 2011, Axcan Holdings Inc., an indirect parent company of the Company, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Under these agreements, Axcan Holdings has an option to acquire all of Mpex’s assets related to Aeroquin™ in a merger, with continued development of Aeroquin™ by Mpex under the terms of a Development Agreement between the parties. Prior to the merger Mpex will transfer all of its assets that are not related to Aeroquin™ to a newly formed company that will be owned primarily by current Mpex stockholders. As a result of the Aeroquin Transaction, the Company made an initial non-contingent payment of $12,000,000 on April 21, 2011. Additional remaining time-based, non-contingent payments in relation with the Aeroquin Transaction amounting to $50,500,000 will be paid in a number of additional installments, of which the final installment is due on November 1, 2013.
Under the terms of the Option Agreement dated April 11, 2011 among Axcan Holdings, Mpex, and Axcan Lone Star Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Axcan Holdings and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Axcan Holdings has an option to terminate the Merger Agreement described below. This option may be exercised during a certain period of time, which period in no event will end later than August 1, 2011.
Under the terms of the Agreement and Plan of Merger dated April 11, 2011 (the “Merger Agreement”) among Axcan Holdings, Merger Sub, Mpex and certain stockholders of Mpex who will serve as representatives of the Mpex security holders under the Merger Agreement, Merger Sub will merge with and into Mpex, with Mpex surviving (the “Surviving Company”) as an indirect wholly-owned subsidiary of Axcan Holdings and a direct wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the aggregate merger consideration that the Mpex security holders will receive, subject to the consummation of the Merger, consists of (i) the non-contingent payments mentioned above; (ii) contingent payments of up to $195,000,000 if certain regulatory and commercial milestones are met related to Aeroquin™, and (iii) earn-out payments based on net sales of Aeroquin™. Indemnity obligations of the Mpex security holders will be satisfied by set-off against a portion of the foregoing merger consideration payments.
Unless terminated pursuant to the Option Agreement described above, the Merger is expected to close during the third quarter of 2011. The further development of Aeroquin™ will be conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Axcan Holdings, Merger Sub, and Mpex. Upon completion of the divestiture of assets and liabilities unrelated to Aeroquin™ (the “Divestiture”) to a newly formed company (“Spinco”), Spinco will assume all of Mpex’s obligations under the Development Agreement. Under the Development Agreement, Mpex (and after the Divestiture, Spinco) will be paid for the actual development costs of Aeroquin™ and will have primary responsibility for conducting day-to-day development activities. Axcan Holdings and Merger Sub will have input regarding development strategy. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $9,196,000 for development expenses incurred by Mpex since November 15, 2010 and $9,448,000 for estimated development costs to be incurred during the first three months of the Development Agreement. All payments under the Development Agreement, Option Agreement and Merger Agreement to Mpex or Mpex security holders, as applicable, will be made by or on behalf of Merger Sub (or after the consummation of the Merger, the Surviving Company).
Equity investment in Axcan Holdings
Simultaneous with the execution of the Mpex agreements, Axcan Holdings received the proceeds of a $55,000,000 equity investment from funds managed by Investor Growth Capital Limited. Axcan Holdings will contribute the proceeds of the equity investment to its subsidiaries to fund a portion of the cost of the Mpex transactions and a partial repayment on the Company’s $133,154,000 note receivable from its parent company.
Risk management measures undertaken to reduce exposure to interest rate fluctuations
On April 4, 2011, the Company entered into two separate pay-fixed, receive-floating interest rate swaps. The first swap has a notional amount of $331,000,000 amortizing to $84,000,000 by its maturity in December 2015. The second swap has a notional amount of $219,000,000 and matures in December 2016. The interest rate swaps will effectively fix the Company’s interest payments on the hedged debt at 2.386% for the first swap and 3.18% for the second swap, respectively, inclusive of a labor floor of 1.5%, plus the appropriate margin on each debt interest period. These swaps were designated as cash flow hedges of interest rate risk.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
20. Condensed Consolidating Financial Information
As of March 31, 2011, the Company had outstanding $746,626,000 aggregate principal amount of the Senior Secured Term Loan Facility. The Senior Secured Term Loan Facility is fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.
The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors as at March 31, 2011, and September 30, 2010, the condensed consolidating statements of operations for the three-month and six-month periods ended March 31, 2011, and March 31, 2010, and the condensed consolidating statement of cash flows for the six-month periods ended March 31, 2011, and March 31, 2010.
Condensed consolidating balance sheet as at March 31, 2011

			Subsidiary
	Aptalis	Subsidiary	non-
	Pharma Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	3,242	33,246	50,842	—	87,330
Accounts receivable, net	—	54,168	21,549	—	75,717
Accounts receivable from the parent company	52	474	—	—	526
Intercompany receivables	42,041	11,324	16,999	(70,364)	—
Income taxes receivable	—	3,260	412	—	3,672
Inventories, net	—	45,820	26,427	(8,797)	63,450
Prepaid expenses and deposits	123	4,109	1,655	(267)	5,620
Deferred income taxes, net	—	1,539	1,690	2,878	6,107

Total current assets	45,458	153,940	119,574	(76,550)	242,422
Property, plant and equipment, net	—	41,390	48,878	—	90,268
Intangible assets, net	—	282,145	448,868	—	731,013
Investments in subsidiaries	(140,563)	1,212,795	184,298	(1,256,530)	—
Intercompany advances	1,064,659	269,998	641,954	(1,976,611)	—
Goodwill, net	—	82,818	98,900	—	181,718
Deferred debt issue expenses, net	30,419	1,817	—	—	32,236
Deferred income taxes, net	—	58	14,348	—	14,406

Total assets	999,973	2,044,961	1,556,820	(3,309,691)	1,292,063

Liabilities
Current liabilities
Accounts payable and accrued liabilities	6,126	94,673	31,230	(267)	131,762
Income taxes payable	—	3,097	178	—	3,275
Intercompany payables	2,051	59,090	9,223	(70,364)	—
Short-term portion of long term debt	6,770	730	1,418	—	8,918
Deferred income taxes	—	—	620	—	620

Total current liabilities	14,947	157,590	42,669	(70,631)	144,575

Long-term debt	898,647	71,747	1,776	—	972,170
Intercompany advances	22,894	1,724,026	229,691	(1,976,611)	—
Other long-term liabilities	—	11,252	—	—	11,252
Employees severance indemnities	—	—	5,080	—	5,080
Deferred income taxes	—	27,711	67,790	—	95,501

Total liabilities	936,488	1,992,326	347,006	(2,047,242)	1,228,578

Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	29,519	1,075,397	(1,104,916)	1
Preferred shares	—	298,298	—	(298,298)	—
Purchased price allocation at equity	—	—	19,167	(19,167)	—
Retained earnings (deficit)	(538,400)	(373,746)	119,668	254,078	(538,400)
9.05% Note receivable from the parent company	(133,154)	—	—	—	(133,154)
Additional paid-in capital	757,689	121,215	943	(122,158)	757,689
Accumulated other comprehensive loss	(22,651)	(22,651)	(5,361)	28,012	(22,651)

Total shareholders’ equity (deficiency)	63,485	52,635	1,209,814	(1,262,449)	63,485

Total liabilities and shareholders’ equity (deficiency)	999,973	2,044,961	1,556,820	(3,309,691)	1,292,063

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating balance sheet as at September 30, 2010

			Subsidiary
	Aptalis	Subsidiary	non-
	Pharma Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	864	104,608	56,031	—	161,503
Accounts receivable, net	—	19,262	13,117	—	32,379
Accounts receivable from the parent company	50	437	—	—	487
Intercompany receivables	11,092	1,618	4,265	(16,975)	—
Income taxes receivable	—	2,906	—	—	2,906
Inventories, net	—	17,697	6,563	(394)	23,866
Prepaid expenses and deposits	48	2,385	844	—	3,277
Deferred income taxes, net	—	1,355	857	119	2,331

Total current assets	12,054	150,268	81,677	(17,250)	226,749
Property, plant and equipment, net	—	27,383	8,394	—	35,777
Intangible assets, net	—	285,703	62,259	—	347,962
Investments in subsidiaries	(354,104)	830,813	78,175	(554,884)	—
Intercompany advances	826,431	91,811	679,391	(1,597,633)	—
Goodwill, net	—	61,887	11,653	—	73,540
Deferred debt issue expenses, net	18,021	2,422	—	—	20,443
Deferred income taxes, net	—	—	8,706	—	8,706

Total assets	502,402	1,450,287	930,255	(2,169,767)	713,177

Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,975	77,887	10,811	—	94,673
Income taxes payable	—	1,938	1,508	—	3,446
Intercompany payables	449	15,340	1,186	(16,975)	—
Installments on long-term debt	5,546	7,617	—	—	13,163
Deferred income taxes	—	47	—	—	47

Total current liabilities	11,970	102,829	13,505	(16,975)	111,329
Long-term debt	510,663	70,649	—	—	581,312
Intercompany advances	801	1,512,092	84,740	(1,597,633)	—
Other long-term liabilities	—	10,028	—	—	10,028
Deferred income taxes	—	30,618	922	—	31,540

Total liabilities	523,434	1,726,216	99,167	(1,614,608)	734,209

Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	21,020	735,742	(756,762)	1
Preferred shares	—	78,175	—	(78,175)	—
Retained earnings (deficit)	(468,152)	(354,020)	98,657	255,363	(468,152)
9.05% Note receivable from the parent company	(133,154)	—	—	—	(133,154)
Additional paid-in capital	614,113	12,736	689	(13,425)	614,113
Accumulated other comprehensive loss	(33,840)	(33,840)	(4,000)	37,840	(33,840)

Total shareholders’ equity (deficiency)	(21,032)	(275,929)	831,088	(555,159)	(21,032)

Total liabilities and shareholders’ equity (deficiency)	502,402	1,450,287	930,255	(2,169,767)	713,177

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating operations for the three-month period ended March 31, 2011

			Subsidiary
	Aptalis	Subsidiary	non-
	Pharma Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	89,191	20,496	87	109,774
Development fees	—	497	102	—	599
Royalties	—	920	67	—	987

Total revenue	—	90,608	20,665	87	111,360

Cost of goods sold	—	22,597	7,098	2,158	31,853
Selling and administrative expenses	16,197	13,987	8,860	—	39,044
Management fees	730	—	—	—	730
Research and development expenses	—	8,392	2,591	—	10,983
Other research and development expenses attributable to development fees	—	631	224	—	855
Depreciation and amortization	—	12,449	6,004	—	18,453
Loss on disposal of assets	—	7,365	—	—	7,365
Transaction and restructuring costs	—	15,501	3,748	—	19,249

Total operating expenses	16,927	80,922	28,525	2,158	128,532

Operating income (loss)	(16,927)	9,686	(7,860)	(2,071)	(17,172)

Financial expenses	28,087	30,659	2,245	(30,846)	30,145
Loss of extinguishment of debt	24,269	4,042	—	—	28,311
Interest income	(14,119)	(2,273)	(14,577)	30,846	(123)
Other income	—	—	(241)	241	—
Loss (gain) on foreign currencies	(14,401)	9,620	470	4,944	633

Total other expenses (income)	23,836	42,048	(12,103)	5,185	58,966

Income (loss) before income taxes	(40,763)	(32,362)	4,243	(7,256)	(76,138)
Income taxes expense (benefit)	(1,042)	(1,788)	(979)	(660)	(4,469)
Equity in earnings (loss) in subsidiaries	(31,948)	(1,374)	—	33,322	—

Net income (loss)	(71,669)	(31,948)	5,222	26,726	(71,669)

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating operations for the three-month period ended March 31, 2010

			Subsidiary
	Aptalis	Subsidiary	non-
	Pharma Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	77,560	17,114	(309)	94,365

Cost of goods sold	—	61,535	6,586	29	68,150
Selling and administrative expenses	1,002	20,902	6,502	—	28,406
Management fees	1,000	—	—	—	1,000
Research and development expenses	—	6,063	1,620	—	7,683
Depreciation and amortization	—	12,045	1,954	—	13,999
Impairment of intangible assets and goodwill	—	107,158	—	—	107,158

Total operating expenses	2,002	207,703	16,662	29	226,396

Operating income (loss)	(2,002)	(130,143)	452	(338)	(132,031)

Financial expenses	14,946	27,856	1,805	(28,222)	16,385
Interest income	(12,067)	(1,935)	(14,379)	28,222	(159)
Other income	—	(7,700)	—	—	(7,700)
Loss (gain) on foreign currencies	16,148	(9,604)	117	(5,253)	1,408

Total other expenses (income)	19,027	8,617	(12,457)	(5,253)	9,934

Income (loss) before income taxes	(21,029)	(138,760)	12,909	4,915	(141,965)
Income taxes expense (benefit)	37,612	(15,169)	(546)	(102)	21,795
Equity in earnings (loss) in subsidiaries	(105,119)	18,472	—	86,647	—

Net income (loss)	(163,760)	(105,119)	13,455	91,664	(163,760)

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating operations for the six-month period ended March 31, 2011

			Subsidiary
	Aptalis	Subsidiary	non-
	Pharma Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$

Net product sales	—	157,703	38,034	(25)	195,712
Development fees	—	497	102	—	599
Royalties	—	920	67	—	987

Total evenue	—	159,120	38,203	(25)	197,298

Cost of goods sold	—	33,556	13,683	2,037	49,276
Selling and administrative expenses	20,723	27,636	15,856	—	64,215
Management fees	1,568	—	—	—	1,568
Research and development expenses	—	15,198	2,740	—	17,938
Other research and development expenses attributable to development fees	—	631	224	—	855
Depreciation and amortization	—	24,170	7,856	—	32,026
Loss on disposal of assets	—	7,365	—	—	7,365
Transaction and restructuring costs	—	18,549	3,748	—	22,297

Total operating expenses	22,291	127,105	44,107	2,037	195,540

Operating income (loss)	(22,291)	32,015	(5,904)	(2,062)	1,758

Financial expenses	43,011	59,459	4,033	(60,129)	46,374
Loss of extinguishment of debt	24,269	4,042	—	—	28,311
Interest income	(26,362)	(4,184)	(29,898)	60,129	(315)
Other income	—	—	(483)	483	—
Loss (gain) on foreign currencies	(10,604)	7,585	313	3,582	876

Total other expenses (income)	30,314	66,902	(26,035)	4,065	75,246

Income (loss) before income taxes	(52,605)	(34,887)	20,131	(6,127)	(73,488)
Income taxes expense (benefit)	(2,105)	372	(880)	(652)	(3,265)
Equity in earnings (loss) in subsidiaries	(19,723)	15,536	—	4,187	—

Net income (loss)	(70,223)	(19,723)	21,011	(1,288)	(70,223)

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating operations for the six-month period ended March 31, 2010

			Subsidiary
	Aptalis	Subsidiary	non-
	Pharma Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	172,583	33,220	(1,306)	204,497

Cost of goods sold	—	84,084	11,662	(968)	94,778
Selling and administrative expenses	1,345	45,303	13,997	—	60,645
Management fees	1,855	—	—	—	1,855
Research and development expenses	—	13,770	2,339	—	16,109
Depreciation and amortization	—	26,656	4,036	—	30,692
Impairment of intangible assets and goodwill	—	107,158	—	—	107,158

Total operating expenses	3,200	276,971	32,034	(968)	311,237

Operating income (loss)	(3,200)	(104,388)	1,186	(338)	(106,740)

Financial expenses	29,903	56,517	3,765	(57,603)	32,582
Interest income	(24,536)	(3,930)	(29,444)	57,603	(307)
Other income	—	(7,700)	—	—	(7,700)
Loss (gain) on foreign currencies	22,865	(14,268)	(22)	(7,182)	1,393

Total other expenses (income)	28,232	30,619	(25,701)	(7,182)	25,968

Income (loss) before income taxes	(31,432)	(135,007)	26,887	6,844	(132,708)
Income taxes expense (benefit)	33,971	(11,328)	(935)	(102)	21,606
Equity in earnings in subsidiaries	(88,911)	34,768	—	54,143	—

Net income (loss)	(154,314)	(88,911)	27,822	61,089	(154,314)

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating cash flows for the six-month period ended March 31, 2011

			Subsidiary
	Aptalis	Subsidiary	non-
	Pharma Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(79,627)	40,262	(1,857)	—	(41,222)

Cash flows from investing activities
Acquisition, net of cash acquired	—	—	(525,667)	—	(525,667)
Disposal of intangible assets	—	500	—	—	500
Acquisition of property, plant and equipment	—	(1,913)	(1,593)	—	(3,506)
Intercompany advances	(330,397)	(156,548)	52,341	434,604	—
Investments in subsidiaries	(114,000)	(339,621)	(106,123)	559,744	—

Net cash used in investing activities	(444,397)	(497,582)	(581,042)	994,348	(528,673)

Cash flows from financing activities
Issuance of long-term debt	673,615	72,635	—	—	746,250
Repayment of long-term debt	(288,184)	(80,515)	(351)	—	(369,050)
Stock-based compensation plan redemptions	(84)	—	—	—	(84)
Defered debt issue expenses	(21,014)	(1,949)	—	—	(22,963)
Intercompany advances	22,094	175,659	236,851	(434,604)	—
Dividends paid	(25)	—	—	—	(25)
Capital contribution	140,000	—	—	—	140,000
Issue of shares	—	220,123	339,621	(559,744)	—

Net cash provided by (used in) financing activities	526,402	385,953	576,121	(994,348)	494,128

Foreign exchange loss on cash held in foreign currencies	—	5	1,589	—	1,594

Net increase (decrease) in cash and cash equivalents	2,378	(71,362)	(5,189)	—	(74,173)
Cash and cash equivalents, beginning of period	864	104,608	56,031	—	161,503

Cash and cash equivalents, end of period	3,242	33,246	50,842	—	87,330

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements
(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating cash flows cash flows for the six-month period ended March 31, 2010

			Subsidiary
	Aptalis	Subsidiary	non-
	Pharma Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(56,048)	92,699	22,968	—	59,619

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(3,089)	(373)	—	(3,462)
Intercompany advances	45,791	166	(86)	(45,871)	—
Investments in subsidiaries	—	—	(68,000)	68,000	—

Net cash provided by (used in) investing activities	45,791	(2,923)	(68,459)	22,129	(3,462)

Cash flows from financing activities
Repayment of long-term debt	(8,791)	(12,074)	—	—	(20,865)
Stock-based compensation plan redemptions	(328)	—	—	—	(328)
Intercompany advances	18,870	(65,081)	340	45,871	—
Dividends paid	(128)	—	—	—	(128)
Issue of shares	—	68,000	—	(68,000)	—

Net cash provided by (used in) financing activities	9,623	(9,155)	340	(22,129)	(21,321)

Foreign exchange gain (loss) on cash held in foreign currencies	—	11	(868)	—	(857)

Net increase (decrease) in cash and cash equivalents	(634)	80,632	(46,019)	—	33,979
Cash and cash equivalents, beginning of period	702	41,859	83,874	—	126,435

Cash and cash equivalents, end of period	68	122,491	37,855	—	160,414

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On May 4, 2011, Axcan Intermediate Holdings Inc. announced that it has changed its name to Aptalis Pharma Inc.
You should read the following discussion in conjunction with the Condensed Consolidated Interim Financial Statements and the related notes that appear in Part I, Item 1 of this Quarterly Report. The results of operations for the three-month and six-month periods ended March 31, 2011, and March 31, 2010, reflect the results of operations for Aptalis Pharma Inc. previously known as Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.
Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms “Axcan”, “Aptalis”, “Company”, “we”, “us” and “our” refer to Aptalis Pharma Inc. previously known as Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part 2, Item 1A of this Quarterly Report and “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
Our Business
Aptalis Pharma Inc. is a privately held, leading specialty pharmaceutical company providing innovative, effective therapies for unmet medical needs including cystic fibrosis and gastrointestinal disorders. Aptalis has manufacturing and commercial operations in the United States, the European Union and Canada, and its products include ZENPEP®, CANASA®, CARAFATE®, PYLERA®, LACTEOL®, DELURSAN®, and SALOFALK®. Our vision is to become the reference specialty pharma company providing innovative, effective therapies for unmet medical needs, including cystic fibrosis and gastrointestinal disorders, and we hope to achieve this through our mission: to improve health and quality of care by providing specialty therapies for patients around the world. The Company will strive to improve patient quality of care thanks to a broad range of products in cystic fibrosis and gastrointestinal disorders, a robust pipeline, technology platform, manufacturing capabilities and a skilled team of professionals with deep understanding of our customers’ needs.
In addition to our marketing activities, the Company also formulates and clinically develops enhanced pharmaceutical and biopharmaceutical products for itself and others using its proprietary pharmaceutical technology platforms including bioavailability enhancement of poorly soluble drugs, custom release profiles, and taste-masking/orally disintegrating tablet (ODT) formulations.
We intend to enhance our position as the leading specialty pharmaceutical company concentrating in the field of cystic fibrosis and gastroenterology by pursuing the following strategic initiatives: 1) growing sales of existing products; 2) launching new products; 3) selectively acquiring or in-licensing complementary late stage or in-market products from third parties; 4) pursuing growth opportunities through development pipeline and through our pharmaceutical technologies business; and 5) expanding internationally.
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
We use a “pull-through” marketing approach that is typical of pharmaceutical companies. Under this approach, our sales representatives actively promote our portfolio products by demonstrating the features and benefits of our products to physicians and, in particular, gastroenterologists and cystic fibrosis centers who may prescribe our products for their patients. The patients, in turn, take the prescriptions to pharmacies to be filled. The pharmacies then place orders, directly or through buying groups, with the wholesalers, to whom we sell our products.
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

Acquisition of Eurand N.V. (“Eurand Acquisition”)
On February 11, 2011 or Acquisition Date, Axcan Holdings Inc. (“Axcan Holdings”), the Company’s indirect parent, and Axcan Pharma Holding B.V. (“Axcan AcquisitionCo”), an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired 95.6% (99.1% after giving effect to the additional shares that are guaranteed to be delivered under a notice of guaranteed delivery) of the outstanding shares of Eurand N.V. (“Eurand”) for a purchase price of $12.00 per share in cash resulting in total consideration of approximately $589.6 million for 100% of such shares. We acquired 100% of the outstanding shares of Eurand by March 31, 2011. As a result of the acquisition, Eurand has become an indirect subsidiary. In addition, Axcan AcquisitionCo and other direct and indirect subsidiaries of the Company acquired from Eurand substantially all of Eurand’s assets, including the capital stock of Eurand’s direct and indirect U.S. and foreign subsidiaries, and transferred the capital stock of former Eurand U.S. subsidiaries to the Company.
Prior to the transaction, Eurand was a specialty pharmaceutical company that developed, manufactured and commercialized enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies. Eurand has had six products approved by the FDA since 2001 and has a pipeline of product candidates in development for itself and its collaboration partners. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was a global company with facilities in the U.S. and Europe. The acquisition of Eurand will enable us to leverage the combination of two leading specialty pharmaceutical players, expand our gastroenterology product portfolio and provide us with a proprietary R&D growth engine and technology platforms supported by an extensive patent portfolio to meaningfully diversify its business and expand its geographic and manufacturing footprint.
Fair value of consideration transferred
The table below details the consideration transferred to acquire Eurand:

	Conversion		Form of
	Calculation	Fair Value	Consideration
	(in millions of U.S. dollars)
Eurand common stock outstanding as of acquisition date	48,359,433	580.3	Cash
Mutiplied by cash consideration per common share outstanding	12.00	—
Eurand stock options canceled for a cash payment(a)		9.3	Cash

Total fair value of consideration transferred		589.6

(a)	Each Eurand stock option, whether or not vested and exercisable on the acquisition date, was canceled for a cash payment equal to the excess of the per share value of the acquisition consideration over the per share exercise price of the Eurand stock option.
The aggregate equity purchase price of $589.6 million plus acquisition costs (including related fees and expenses) were funded by cash equity contributions, made through Aptalis Holdings Inc., amounting to $140.0 million from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under the Company’s amended and restated credit agreement and related security and other agreements and cash on hand from Aptalis and Eurand.
The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $147.0 million (the “Senior Secured Revolving Credit Facility”) and (ii) a $750.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, collectively, the “Amended and Restated Senior Secured Credit Facilities”). The Senior Secured Revolving Credit Facility is comprised of $115.0 million of existing revolving credit commitments that were extended or issued on February 11, 2011 (the “ Extended Commitments”) and $32.0 million of existing revolving credit commitments that were not extended (the “ Unextended Commitments”) pursuant to the Senior Secured Revolving Credit Facility.
We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of Aptalis and Eurand, were used to repay the outstanding term loan portion amounting to $125.7 million of the Company’s existing senior secured credit facilities. The remaining amount of $250.0 million of the Senior Secured Term Loan Facility was used on March 15, 2011 to redeem 100% of our existing 9.25% senior secured notes due 2015.
Basis of presentation
The transaction has been accounted for in accordance with the acquisition method of accounting for business combinations under existing U.S. generally accepted accounting principles (“GAAP”). The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date including acquired in-process research and development assets.

Assets acquired and liabilities assumed
A preliminary purchase price allocation has been made and the recorded amounts are subject to change. The following recognized amounts are provisional and subject to change:
•	Amounts and useful lives for identifiable intangible assets and property, plant and equipment, pending the finalization of valuation efforts;

•	Amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, revision to fair value of acquired assets and liabilities, and the filing of Eurand’s pre-acquisition tax returns; and

•	The allocation of goodwill among reporting units.
We will finalize the purchase price allocation as we obtain the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. We expect to finalize the purchase price allocation no later than one year from the acquisition date.
Resulting from the preliminary purchase price allocation, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

			Amounts
	Book value as at	Step-up to	recognized as of
(in millions of U.S. dollars)	February 11, 2011	fair value	acquisition date
	$	$	$
Cash and cash equivalents	63.9	—	63.9
Accounts receivable (a)	22.7	—	22.7
Inventories (b)	25.5	18.7	44.2
Other current assets (c)	6.6	—	6.6
Property, plant and equipment (d)	44.6	10.9	55.5
Identifiable intangible assets (d)	7.0	406.9	413.9
Current liabilities (e)	(52.0)	—	(52.0)
Long-term debt, including current portion	(3.4)	—	(3.4)
Deferred income taxes liabilities, net (f)	(0.2)	(61.0)	(61.2)
Other non-current liabilities	(8.5)	2.3	(6.2)

Total identifiable net assets	106.2	377.8	484.0
Goodwill (g)	37.5	69.0	106.5

Net assets acquired	143.7	446.8	590.5
Effective settlement of pre-existing relationships (h)	(0.9)	—	(0.9)

Total fair value of consideration transferred			589.6

(a)	As of acquisition date, the fair value of accounts receivable acquired approximated book value. The gross contractual amount receivable was $23.2 million, of which $0.5 million was not expected to be collected.

(b)	Reflects the adjustment to step-up the carrying value of inventory acquired by $18.7 million to estimated fair value as of February 11, 2011. The stepped-up value is recorded as a charge to cost of goods sold as acquired inventory is sold.

(c)	Includes prepaid assets and income tax receivable.

(d)	The amounts recorded for the major components of acquired identifiable intangible assets are as follows:

	Amounts	Weighted
	recognized as of	average useful
(in millions of U.S. dollars)	acquisition date	lives (years)
	$	$
Trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life	413.9	17.04

Total identifiable intangible assets	413.9	17.04

        In addition, the estimated aggregate amortization expense for the five succeeding years will be $25.6 million annually.

(e)	Includes accounts payable, accrued liabilities and income taxes payable.

(f)	Comprises of current deferred tax assets $0.8 million, non-current deferred tax assets $15.7 million and non-current deferred tax liabilities $77.7 million.

(g)	The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is largely attributable to synergies expected to result from combining the operations of Eurand and the Company and intangible assets that do not qualify for separate recognition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The allocation of goodwill among reporting units is not complete, pending finalization of the Company’s internal reporting structure and composition of its post-acquisition operating segments and reporting units.
(h)	The Company had entered into an exclusive development license and supply agreement with Eurand. No gain or loss was recognized in conjunction with the effective settlement of the contractual relationship between the Company and Eurand as a result of this acquisition.
Transaction related costs
During the six-month period ended March 31, 2011, we have expensed $11.3 million (an additional $1.1 million was expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the transaction with Eurand, which are included in acquisition and restructuring costs in the accompanying Statement of Condensed Interim Consolidated Operations.
Actual and proforma information
The revenues derived from the Eurand entities for the period from the Acquisition Date to March 31, 2011 were $25.7 million and loss before income taxes was $0.7 million, excluding the effects of the non-recurring acquisition accounting adjustments described above.
The following table presents pro forma consolidated results of operations as if the acquisition of Eurand had occurred as of October 1, 2009:

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	$	$	$	$
Total revenue	131.5	123.5	261.4	261.4
Loss before income taxes (a)	(27.1)	(108.9)	(27.5)	(117.1)

Net loss (a)	(24.9)	(130.0)	(26.4)	(134.8)

The pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Eurand. The pro forma information does not reflect any synergies and other benefits that the Company may achieve as a result of the acquisition, or the costs necessary to achieve these synergies. In addition, the pro forma information does not reflect the costs to integrate the operations of the Company and Eurand.
The pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the transaction been completed on October 1, 2009. In addition, the pro forma information does not purport to project the future results of operations of the Company. The pro forma information reflects primarily the following pro forma adjustments:
•	elimination of product sales and royalties between Eurand and the Company, an elimination of the Company’s cost of sales for Eurand-sourced inventories, and the elimination of certain PEP-related charges stemming from intercompany transactions;

•	elimination of Eurand’s historical intangible asset amortization expense;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

•	elimination of interest expense and amortization of deferred financing costs related to the Company’s term loan under the legacy senior secured credit facilities and 9.25% senior secured notes due 2015 that were repaid as part of the acquisition transaction;

•	additional interest expense and amortization of deferred financing costs associated with financing obtained under the Amended and Restated Senior Secured Credit Facilities obtained by the Company in connection with the acquisition transaction;

•	reduction of interest income associated with cash and cash equivalents that were used to partially fund the acquisition;

•	elimination of acquisition-related costs and acquisition-related restructuring charges;

•	elimination of $4.4 million of the acquisition accounting adjustment on Eurand’s inventory that was sold subsequent to the Aquisition Date, which will not have a continuing impact on the Company’s operations.
The pro forma effective tax rate differs from the statutory rate due to the relatively large impact of actual permanent differences on relatively small pro forma income before tax, valuation allowances on deferred tax assets in certain jurisdictions, and the expected impact of foreign withholding taxes upon repatriation of foreign earnings.

FINANCIAL OVERVIEW FOR THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2011
This discussion and analysis is based on our unaudited condensed interim financial statements as at March 31, 2011 and our audited annual consolidated financial statements and the related notes thereto reported under U.S. GAAP. The results of Eurand’s business have been included in our results of operations, financial condition and cash flows only for the period subsequent to the completion of the acquisition. For a description of our products, see the section entitled “Business Products” in Item 1, Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission.
For the three-month period ended March 31, 2011, total revenue was $111.4 million ($94.4 million for the three-month period ended March 31, 2010), operating loss was $17.1 million ($132.1 million for the three-month period ended March 31, 2010) and net loss was $71.7 million ($163.7 million for the three-month period ended March 31, 2010). For the six-month period ended March 31, 2011, total revenue was $197.3 ($204.5 million for the six-month period ended March 31, 2010), operating income was $1.8 million (operating loss of $106.8 million for the corresponding period of fiscal year 2010) and net loss was $70.2 million ($154.3 million for the corresponding period of fiscal year 2010). Total revenue in the United States was $82.4 million (74.0% of total revenue) for the three-month period ended March 31, 2011, compared to $69.6 million (73.7% of total revenue) for the corresponding period of the preceding fiscal year. In the European Union, total revenue was $20.7 million (18.5% of total revenue) for the three-month period ended March 31, 2011, compared to $16.8 million (17.8% of total revenue) for the corresponding period of the preceding fiscal year. In Canada, total revenue was $8.3 million (7.5% of total revenue) for the three-month period ended March 31, 2011, compared to $7.9 million (8.4% of total revenue) for the corresponding period of the preceding fiscal year. Total revenue in the United States was $140.6 million (71.2% of total revenue) for the six-month period ended March 31, 2011 compared to $154.8 million (75.7% of total revenue) for the corresponding period of the preceding fiscal year. In the European Union, total revenue was $38.2 million (19.4% of total revenue) for the six-month period ended March 31, 2011, compared to $32.6 million (15.9% of total revenue) for the corresponding period of the preceding fiscal year. In Canada, total revenue was $18.5 million (9.4% of total revenue) for the six-month period ended March 31, 2011, compared to $16.7 million (8.2% of total revenue) for the corresponding period of the preceding fiscal year.
Unapproved pancreatic enzyme products (“PEPs”) event
As previously disclosed, we ceased distributing our ULTRASE MT and VIOKASE product lines in the U.S. effective April 28, 2010. ULTRASE MT and VIOKASE had accounted for approximately 19% of our total net sales in the last three fiscal years ended September 30, 2009.
This action was taken as we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products. We also interrupted shipments of product from the United States to Canada and export markets to allow time for the U.S. Food and Drug Administration to review our request confirming that applicable export requirements were being met as the FDA does not currently allow any shipment of this product within the U.S. As of March 31, 2011, this interruption of shipments was still in place.
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
As a result of taking steps to cease distribution of ULTRASE MT and VIOKASE and in accordance with U.S. GAAP, we recorded an additional $23.4 million sales deduction reserve for the fiscal year ended September 30, 2010. This additional reserve was an estimate of our liability for ULTRASE MT and VIOKASE that may be returned by the original purchaser under our DSAs or applicable return policies as well as other incremental sales deductions that may be incurred in addition to those previously recorded for ULTRASE MT and VIOKASE prior to the PEPs event. The cease distribution order issued by the FDA was not considered as a product recall. This reserve was based on management estimates of ULTRASE MT and VIOKASE inventory in the distribution channel, assumptions on related expiration dates of this inventory as well as estimated erosion of ULTRASE MT and VIOKASE demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE MT and VIOKASE, actual return activity and other factors.

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
The reserve related to the PEPs event, was $5.3 million as at March 31, 2011, ($11.0 million as at September 30, 2010). This reserve includes a reversal of $3.7 million in the quarter-ended March 31, 2011 to reflect the estimated sales value of the remaining inventory in the distribution channel as at March 31, 2011. In future periods, we will continue to monitor and review the assumptions and estimates and will prospectively record changes to the PEPs reserve.
Financial highlights

	March 31,	September 30,
(in millions of U.S. dollars)	2011	2010
	$	$
Total assets	1,292.1	713.2
Long-term debt (a)	981.1	594.5
Shareholders’ equity (deficiency)	63.5	(21.0)

(a)	Including the current portion

	For the	For the	For the	For the
	three-month	three-month	six-month	three-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
(in millions of U.S. dollars)	2011	2010	2011	2010
	$	$	$	$
Total revenue	111.4	94.4	197.3	204.5
EBITDA (1)	(27.6)	(111.8)	4.6	(69.8)
Adjusted EBITDA (1)	35.9	50.0	72.7	96.2
Net loss	(71.7)	(163.7)	(70.2)	(154.3)

(1)	A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the three-month and six-month periods ended March 31, 2011 and 2010 are as follows:

	For the	For the	For the	For the
	three-month	three-month	six-month	six-month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
(in millions of U.S. dollars)	2011	2010	2011	2010
	$	$	$	$
Net loss	(71.7)	(163.7)	(70.2)	(154.3)
Financial expenses	30.2	16.3	46.4	32.5
Interest income	(0.1)	(0.2)	(0.3)	(0.3)
Income tax expense (benefit)	(4.4)	21.8	(3.3)	21.6
Depreciation and amortization	18.4	14.0	32.0	30.7

EBITDA h)	(27.6)	(111.8)	4.6	(69.8)
Transaction, integration, refinancing costs and other payments to third parties a)	21.0	2.6	24.3	4.4
Management fees b)	0.8	1.0	1.6	1.9
Stock-based compensation expense excluding impact of the unapproved PEPs event c)	5.3	2.5	5.8	4.0
Preliminary impairment of intangible assets and goodwill related to the unapproved PEPs event d)	—	107.2	—	107.2
Adjustments related to the unapproved PEPs event e)	(3.7)	48.5	(3.7)	48.5
Loss on extinguishment of debt	28.3	—	28.3	—
Loss on disposal of product line f)	7.4	—	7.4	—
Inventory stepped-up value expenses g)	4.4	—	4.4	—

Adjusted EBITDA h)	35.9	50.0	72.7	96.2

a)	Represents transaction, integration, restructuring and refinancing costs as well as due diligence costs related to the Eurand Acquisition as well as to certain other business development projects, non-recurring transactions, payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.

c)	Represents stock-based employee compensation expense under U.S. GAAP guidance.

d)	Intangible assets and goodwill write-downs related to the unapproved PEPs event.

e)	Adjustments and other write-downs related to the unapproved PEPs event, including a reduction of $3.7 million to the sales returns reserve during the three-month and six-month periods ended March 31, 2011 (additional returns provision of $10.4 million, inventory write-down of $28.1 million, accrual for purchases and other materials and supply commitments of $14.9 million and a stock-based compensation recovery of $4.9 million during the three-month and six-month periods ended March 31, 2010).

f)	Loss resulting from the disposal of the PHOTOFRIN/PHOTOBARR product line.

g)	As part of the purchase price allocation for Eurand Acquisition, the book value of inventory acquired was stepped up to fair value by $18.7 million as at Acquisition date. The stepped-up value is recorded as charge to cost of goods sold as acquired inventory is sold, until acquired inventory will be sold off.

h)	EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and Credit Facility further described in the section “Liquidity and Capital Resources-Long-term Debt and New Senior Secured Credit Facility”, except that in calculating Adjusted EBITDA, we do not include certain additional adjustments under the indenture and the Credit Facility that permit us to increase “EBITDA” and “Consolidated EBITDA” by including projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the Eurand Acquisition and related initiatives. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indentures and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA reflects additional adjustments as provided in the indentures governing our secured and unsecured notes and new senior secured credit facilities; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. Our management compensates for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

Overview of results of operations

	For the	For the
	three-month	three-month
	period ended	period ended
	March 31,	March 31,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Net product sales	109.8	94.4	15.4	16.3
Development fees	0.6	—	0.6	—
Royalties	1.0	—	1.0	—

Total revenue	111.4	94.4	17.0	18.0

Cost of goods sold a) b)	31.9	68.2	(36.3)	(53.2)
Selling and administration expenses a) b)	38.9	28.4	10.5	36.9
Management fees	0.8	1.0	(0.2)	(20.0)
Research and development expenses a)	10.9	7.7	3.2	41.6
Other Research and development expenses attributable to development fees a)	0.9	—	0.9	—
Loss on disposal of product line	7.4	—	7.4	—
Depreciation and amortization	18.4	14.0	4.4	31.4
Transaction, restructuring and integration costs	19.3	—	19.3	—
Impairment of intangible assets and goodwill b)	—	107.2	(107.2)	(100.0)

Total operating expenses	128.5	226.5	(98.0)	(43.3)

Operating income (loss)	(17.1)	(132.1)	115.0	87.1

Financial expenses	30.2	16.3	13.9	85.3
Loss on extinguishment of debt	28.3	—	28.3	—
Interest income	(0.1)	(0.2)	0.1	50.0
Other income	—	(7.7)	7.7	100.0
Loss (gain) on foreign currencies	0.6	1.4	(0.8)	(57.1)

Total other expenses	59.0	9.8	49.2	502.0

Income (loss) before income taxes	(76.1)	(141.9)	65.8	46.4
Income taxes expense (benefit) b)	(4.4)	21.8	(26.2)	(120.2)

Net income (loss)	(71.7)	(163.7)	92.0	56.2

a)	Exclusive of depreciation and amortization

b)	Including one time charges related to the unapproved PEPs event

	For the	For the
	six-month	six-month
	period ended	period ended
	March 31,	March 31,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Net product sales b)	195.7	204.5	(8.8)	(4.3)
Development fees	0.6	—	0.6	—
Royalties	1.0	—	1.0	—

Total revenue	197.3	204.5	(7.2)	(3.5)

Cost of goods sold a) b)	49.3	94.8	(45.5)	(48.0)
Selling and administration expenses a) b)	64.1	60.6	3.5	5.8
Management fees	1.6	1.9	(0.3)	(15.8)
Research and development expenses a)	17.9	16.1	1.8	11.2
Other Research and development expenses attributable to development fees a)	0.9	—	0.9	—
Loss on disposal of product line	7.4	—	7.4	—
Depreciation and amortization	32.0	30.7	1.3	4.2
Transaction, restructuring and integration costs	22.3	—	22.3	—
Impairment of intangible assets and goodwill b)	—	107.2	(107.2)	(100.0)

Total operating expenses	195.5	311.3	(115.8)	(37.2)

Operating income (loss)	1.8	(106.8)	108.6	101.7

Financial expenses	46.4	32.5	13.9	42.8
Loss on extinguishment of debt	28.3	—	28.3	—
Interest income	(0.3)	(0.3)	—	—
Other income	—	(7.7)	7.7	100.0
Loss (gain) on foreign currencies	0.9	1.4	(0.5)	(35.7)

Total other expenses	75.3	25.9	49.4	190.7

Income (loss) before income taxes	(73.5)	(132.7)	59.2	44.6
Income taxes expense (benefit) b)	(3.3)	21.6	(24.9)	(115.3)

Net income (loss)	(70.2)	(154.3)	84.1	54.5

a)	Exclusive of depreciation and amortization

b)	Including one time charges related to the unapproved PEPs event
Net product sales
Net product sales in the U.S. amounted to $80.9 million for the three-month period ended March 31, 2011, compared to $69.6 million for the corresponding period of the preceding fiscal year, an increase of $11.3 million (16.2%) and $139.2 million for the six-month period ended March 31, 2011, compared to $154.8 million for the corresponding period of the preceding fiscal year, a decrease of $15.6 million (10.1%). For the three-month period, the increase in sales in U.S. is due to the inclusion of post-acquisition sales of legacy Eurand products ($19.1 million), higher sales volume of Carafate products ($6.6 million) and the favourable impact of the sales returns reserve related to the PEPs event ($14.1 million), partially offset by the absence of Ultrase and Viokase product sales ($29.3 million). For the six-month period, the decrease in net products sales is due to the absence of Ultrase and Viokase product sales ($59.9 million) partially offset by the favourable impact of the sales returns related to the PEPs event (additional provision amounting to $10.4 million during the three-month period ended March 31, 2010 and reversal of $3.7 million during the three-month period ended March 31, 2011), higher sales volume of Carafate products ($10.8 million) and by the increase related to the inclusion of post-acquisition sales of legacy Eurand products ($19.1 million).
Net product sales in the European Union increased 22.6%, to $20.6 million for the three-month period ended March 31, 2011, compared to $16.8 million for the corresponding period of the preceding fiscal year and increased 16.6% from $32.6 million for the six-month period ended March 31, 2010 to $38.0 million for the six-month period ended March 31, 2011. The increase is mostly due to the inclusion of post-acquisition sales of legacy Eurand products amounting to $5.1 million.
Net product sales in Canada increased 5.1%, to $8.3 million for the three-month period ended March 31, 2011, compared to $7.9 million for the corresponding period of the preceding fiscal year and increased 10.8% from $16.7 million for the six-month period ended March 31, 2010 to $18.5 million for the six-month period ended March 31, 2011. The increase in sales resulted primarily from higher sales volume of SALOFALK.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

	For the	For the
	three-month	three-month
	period ended	period ended
	March 31,	March 31,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Gross product sales	133.3	133.7	(0.4)	(0.3)

Gross-to-net product sales adjustments
Product returns	5.0	2.8	2.2	78.6
Product returns related to unapproved PEPs event	(3.7)	10.4	(14.1)	(135.6)
Chargebacks	9.2	10.7	(1.5)	(14.0)
Contract rebates	8.5	11.3	(2.8)	(24.8)
DSA fees	2.3	1.8	0.5	27.8
Discounts and other allowances	2.2	2.3	(0.1)	(4.3)

Total gross-to-net product sales adjustments	23.5	39.3	(15.8)	(40.2)

Total net product sales	109.8	94.4	15.4	16.3

	For the	For the
	six-month	six-month
	period ended	period ended
	March 31,	March 31,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Gross product sales	241.1	279.0	(37.9)	(13.6)

Gross-to-net product sales adjustments
Product returns	7.9	4.1	3.8	92.7
Product returns related to unapproved PEPs event	(3.7)	10.4	(14.1)	(135.6)
Chargebacks	20.1	25.5	(5.4)	(21.2)
Contract rebates	13.6	25.9	(12.3)	(47.5)
DSA fees	3.4	3.6	(0.2)	(5.6)
Discounts and other allowances	4.1	5.0	(0.9)	(18.0)

Total gross-to-net product sales adjustments	45.4	74.5	(29.1)	(39.1)

Total net product sales	195.7	204.5	(8.8)	(4.3)

Product returns, contract rebates, DSA fees, discounts and other allowances totalled $23.5 million (17.6% of gross product sales) for the three-month period ended March 31, 2011 and $45.4 million (18.8% of gross product sales) for the six-month period ended March 31, 2011, compared to $39.3 million (29.4% of gross product sales) and $74.5 million (26.7% of gross product sales) for the corresponding period of the preceding fiscal year.
The decrease in total deductions as a percentage of gross product sales was mainly due to the PEPs event (additional provision amounting to $10.4 million during the three-month period ended March 31, 2010 and reversal of $3.7 million during the three-month period ended March 31, 2011) and revenue related to pharmaceutical technology business acquired in the Eurand transaction that doesn’t have sales deductions. Excluding those two elements, the sales deductions would have been 22.2% during the three-month period ended March 31, 2011 and 21.3% during the six-month period ended March 31, 2011 compared to 21.6% and 22.9% for the same periods last year.

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
The impact in terms of additional reserves recorded has been $0.5 million for the three-month period ended March 31, 2011 and $2.2 million for the six-month period ended March 31, 2011 compared to $0.8 million in the three-month and the six-month periods of last year.
Development fees
For the three-month and six month periods ended March 31, 2011, development fees amounted to $0.6 million. These fees resulted from the inclusion of Eurand’s business in the post-acquisition period. Development of a new pharmaceutical formulation generally includes the following stages:
•	feasibility and prototype development;
•	formulation optimization and preparation of pilot clinical samples;
•	scale-up, validation and preparation of clinical samples for regulatory and commercial purposes;
•	clinical trials; and
•	preparation of documents and regulatory filings.
The Company applies its proprietary pharmaceutical technologies in one of two ways — either to develop products on behalf of our collaborators or as internal programs. In both situations, the Company is involved in all stages of the formulation development process and performs largely the same types of work although, in general, the Company only performs clinical trials for the products we develop internally. Clinical trials for co-developed products are typically performed by our collaboration partners. For internal projects, we fund all of the development costs with a view either to out-license the product once it is fully developed and has obtained the applicable regulatory approvals, or to market it directly.
In our typical co-development contract, we generally receive development fees and milestones from our collaborators. Most of our current co-development agreements provide for us to perform development activities based on an hourly service fee. Our current co-development agreements also typically include provisions for the receipt of milestone payments upon the achievement of certain development and/or regulatory milestones including, by way of example, successful completion of development phases, successful demonstration of bioequivalence, and acceptance and approval by the applicable regulatory agencies. Milestone payments are usually structured as lump sum payments, which are due if and when we reach certain mutually agreed-upon development milestones as set forth in the agreements. In many cases, achievement of such milestone payments is based on factors that are out of our control, including, among other things, regulatory approval of the product. In addition, in many cases, decisions directly affecting the receipt of these payments are made at the sole discretion of our collaborator. Due to the structure of our co-development agreements and the inherent difficulty in predicting progress on development plans, our development fees may fluctuate significantly from quarter to quarter. In addition, development fees will fluctuate depending on the number of co-development agreements we enter into in a given year or quarter.

Royalties
For the three-month and six month periods ended March 31, 2011, royalties amounted to $1.0 million and resulted from the inclusion of legacy Eurand’s business in the post-acquisition period. The Company earns royalty revenues from its collaborators equal to a percentage of their product sales.
Cost of goods sold
Cost of goods sold consists principally of the cost of raw materials, royalties and manufacturing. For the three-month period ended March 31, 2011, cost of goods sold decreased $36.3 million (53.2%) to $31.9 million from $68.2 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the three-month period ended March 31, 2011, decreased compared to the corresponding period of the preceding fiscal year to 29.1% from 72.2% mostly due to the unapproved PEPs event. For the six-month period ended March 31, 2011, cost of goods sold decreased $45.5 million (48.0%) to $49.3 million from $94.8 for the corresponding period ended March 31, 2010. As a percentage of net product sales, cost of goods sold for the six-month period ended March 31, 2011 decreased compared to the corresponding period of the preceding fiscal year to 25.2% from 46.4% primarily due to provisions taken as a result of the unapproved PEPs event.
Excluding the unapproved PEPs during the three-month period ended March 31, 2011, cost of goods sold as a percentage of net product sales would have been 30.1% compared to 32.3% for the three-month period ended March 31, 2010 and 25.8% compared to 26.1% for the six-month period ended March 31, 2010. The decreases related to the unapproved PEPs event was partially offset by the additional expense associated the inventory stepped up to fair value. As part of the purchase price allocation for Eurand Acquisition, the book value of inventory acquired was stepped up to fair value by $18.7 million as at Acquisition Date. The stepped-up value is recorded as charge to cost of goods sold as acquired inventory is sold, until acquired inventory will be sold off. An amount of $4.4 million was expensed during the three-month period ended March 31, 2011.
Selling and administrative expenses
Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the three-month period ended March 31, 2011, selling and administrative expenses increased $10.5 million (36.9%) to $38.9 million from $28.4 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2011, selling and administrative expenses increased $3.5 million (5.8%) to $64.1 million from $60.6 million for the corresponding period of the preceding fiscal year. The increases are mainly resulting from the inclusion of legacy Eurand’s business in the post-acquisition period amounting to $11.1 million and an increase in non-cash stock-based compensation expense. The increases were partially offset by a reduction of ULTRASE AND VIOKASE products marketing expenses and patient programs.
Management fees
Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. For the three-month period ended March 31, 2011, management fees decreased $0.2 million (20.0%) to $0.8 million from $1.0 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2011, management fees decreased $0.3 million (15.8%) to $1.6 million from $1.9 million for the corresponding period of the preceding fiscal year.
Research and development expenses
Research and development expenses refer to internal research and development expense and consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the three-month period ended March 31, 2011, research and development expenses increased $3.2 million (41.6%) to $10.9 million, from $7.7 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2011, research and development expenses increased $1.8 million (11.2%) to $17.9 million, from $16.1 million for the corresponding period of the preceding fiscal year. The increase in research and development expenses is mainly due to the inclusion of expenses associated with Eurand activities in the post-acquisition period amounting to $2.8 million. The increase was partially offset by the reduction in expenses related to the development work on PEPs for the six-month period ended March 31, 2011.
On March 14, 2011, we entered into an agreement with a third-party to jointly develop a new combination product including Sucralfate. Under the terms of this agreement, we will pay a series of contingent and non-contingent milestone based payments. Upon commercialization of the new product, we will pay the third party to the arrangement a single digit royalty on net sales of the new product. Additionally, the Company will pay the third party a single digit royalty on net sales of Carafate, beginning on January 1, 2013, until December 31, 2019.
Other research and development expenses attributable to development fees
The Company incurs research and development expense on a number of external projects with third parties that generate development fee revenues and consist principally of personnel cost. For the three-month and six month periods ended March 31, 2011, research and development expenses attributable to development fees amounted to $0.9 million and resulting from the inclusion of expenses associated with Eurand activities in the post-acquisition period.

Loss on disposal of product line
On March 28, 2011, we entered into a definitive agreement with Pinnacle Biologics, Inc., which acquired all global assets and rights related to PHOTOFRIN/PHOTOBARR, including inventory, for non-contingent payments amounting to $4.2 million. In addition to the non-contingent payments, additional payments shall be made to us after the achievement of certain milestones events. In addition, the Company will be paid royalties on annual net sales of PHOTOFRIN/PHOTOBARR.
During the quarter ended March 31, 2011, we recorded a loss of $7.4 million as a result of the disposal of the PHOTOFRIN/PHOTOBARR product line. Consideration for additional contingent payments to be made to the Company shall be recorded as a gain in the period in they are received.
Depreciation and amortization
Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three-month period ended March 31, 2011, depreciation and amortization increased $4.4 million (31.4%) to $18.4 million from $14.0 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2011, depreciation and amortization increased $1.3 million (4.2%) to $32.0 million from 30.7 million for the corresponding period of the preceding fiscal year. These increases are mainly due to additional depreciation and amortization of intangible assets recognized on the acquisition of Eurand.
Transaction, restructuring and integration costs
During the six-month period ended March 31, 2011, we have expensed $11.3 million (an additional $1.1 million was expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the transaction with Eurand, which are included in acquisition and restructuring costs in the accompanying Statement of Condensed Consolidated Operations.
We have initiated restructuring measures in conjunction with the integration of the operations of Eurand. These measures are intended to capture synergies and generate cost savings across the Company.
Restructuring actions taken thus far include workforce reductions across the Company and other organizational changes. These reductions primarily come from the elimination of redundancies and consolidation of staff in the sales and marketing, manufacturing, research and development, and general and administrative functions, as well as from the planned closure of Eurand’s manufacturing facility in Nogent-Oise, France.
During the quarter ended March 31, 2011, we recorded a restructuring expense in the amount of $5.0 million related to planned employee termination costs. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination.
The Company estimates to incur additional costs between $17.2 million and $21.3 million in connection with planned employee termination costs. The restructuring actions taken thus far are expected to be substantially completed by the end of 2012.
Through March 31, 2011, the Company has incurred integration costs of $6.0 million representing certain external, incremental costs directly related to integrating the acquired business and primarily include expenditures for consulting and systems integration.
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
Financial expenses
Financial expenses consist principally of interest and fees paid in connection with funds borrowed for acquisitions. For the three-month period ended March 31, 2011, financial expenses increased $13.9 million (85.3%) to $30.2 from $16.3 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2011, financial expenses increased $13.9 million (42.8%) to $46.4 million from $32.5 million for the corresponding period of the preceding fiscal year. For the three-month period ended March 31, 2011, financial expenses included certain one-time fees related to bridge financing and the renegotiation of our credit agreement. On February 11, 2011, we entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term debt and Credit Facility section below.

Loss on extinguishment of debt
In conjunction with the Eurand Acquisition, the proceeds of the debt and equity financing were used to repay the outstanding term loan amounting to $125.7 million of our then existing senior secured credit facilities. Subsequent to the Eurand Acquisition, we redeemed our existing 9.25% senior secured notes of $228.0 million due 2015 at a premium of 106.938%. The difference between the net carrying value and the repayment price of the outstanding term loan and 9.25% senior secured notes was recognized as a loss on extinguishment of debt. For the three-month and six-month periods ended March 31, 2011, loss on Extinguishment of Debt amounted to $28.3 million and comprised of the write-off of the unamortized deferred financing fees, the original issuance discount and the redemption premium.
Interest income
For the three-month period ended March 31, 2011, total interest income decreased to $0.1 million from $0.2 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2011, and the six-month period ended March 31, 2010, total interest income amounted $0.3 million.
Other income
In June 2007, we initiated a lawsuit under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE® MT. During the three-month and six-month periods ended March 31, 2010, an amount of $7.7 million was paid to us pursuant to settlement arrangements entered into with the defendants in these matters.
Income taxes
For the three-month period ended March 31, 2011, income tax benefit amounted to $4.4 million compared to income tax expense of $21.8 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2011, income tax benefit amounted to $3.3 million compared to income tax expense of $21.6 million for the corresponding period of the preceding fiscal year. The effective tax rate was 5.9%, for the three-month period ended March 31, 2011, compared to minus 15.4% for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2011, the effective tax rate was 4.5% compared to minus 16.3% for the corresponding period of the preceding fiscal year. The effective tax rate for the three-month and six-month periods ended March 31, 2011, is affected by a number of elements, the most important being the establishment of a valuation allowance of $29.5 million during the six-month period ended March 31, 2011 against our net deferred tax assets mostly attributable to the U.S. reporting unit. If, in future periods, the deferred tax assets are determined by management to be more likely than not to be realized, the tax benefits relating to the reversal of the valuation allowance will be recorded.
The difference between our effective tax rate and the statutory income tax rate is summarized as follows:

		For the		For the
		three-month		three-month
		period ended		period ended
		March 31,		March 31,
(in millions of US dollars)	2011		2010
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(26.6)	35.00	(49.7)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	(0.13)	0.1	0.07	(0.1)
Difference with foreign tax rates	(0.80)	0.6	0.56	(0.8)
Valuation allowance	(32.21)	24.5	(31.71)	45.0
Tax benefit arising from a financing structure	6.35	(4.8)	2.40	(3.4)
Non-deductible items	(2.80)	2.1	(23.96)	33.9
Non-taxable items	—	—	—	—
Investment tax credits	0.89	(0.7)	0.28	(0.4)
State taxes	(0.29)	0.2	2.61	(3.6)
Other	(0.14)	0.1	(0.61)	0.9

	5.87	(4.5)	(15.36)	21.8

		For the		For the
		six-month		six-month
		period ended		period ended
		March 31,		March 31,
(in millions of US dollars)	2011		2010
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(25.7)	35.00	(46.4)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	(0.09)	0.1	—	—
Difference with foreign tax rates	0.79	(0.6)	1.13	(1.5)
Valuation allowance	(40.26)	29.5	(33.91)	45.0
Tax benefit arising from a financing structure	11.63	(8.5)	5.73	(7.6)
Non-deductible items	(3.44)	2.5	(25.92)	34.4
Non-taxable items	—	—	—	—
Investment tax credits	1.24	(0.9)	0.45	(0.6)
State taxes	(0.42)	0.3	2.56	(3.3)
Other	—	—	(1.32)	1.6

	4.45	(3.3)	(16.28)	21.6

Net income
For the three-month period ended March 31, 2011, net loss decreased $92.0 million (56.2%) to $71.7 million from $163.7 million for the corresponding period of the preceding fiscal year. For the six-month period ended March 31, 2011, net loss decreased $84.1 million (54.5%) to $70.2 million from net loss of $154.3 million for the corresponding period of the preceding fiscal year. The decreases in net loss are mainly due the additional charges related to the unapproved PEPs event amounting to $175.1 million in the three-month and six-month periods ended March 31, 2010. The decreases in net loss were partially offset by the loss on extinguishment of debt amounting to $28.3 million and transaction and acquisition costs amounting to $19.3 million for the three-month period and $22.3 million for the six-month period ended March 31, 2011.
Balance sheets as at March 31, 2011, and September 30, 2010
The following table summarizes balance sheet information as at March 31, 2011, compared to September 30, 2010.

	March 31,	September 30,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Cash and cash equivalents	87.3	161.5	(74.2)	(45.9)
Current assets	242.4	226.7	15.7	6.9
Total assets	1,292.1	713.2	578.9	81.2
Current liabilities	144.6	111.3	33.3	29.9
Long-term debt	972.2	581.3	390.9	67.2
Total liabilities	1,228.6	734.2	494.4	67.3
Shareholders’ equity (deficiency)	63.5	(21.0)	84.5	(402.4)
Working capital	97.8	115.4	(17.6)	(15.3)
Working capital decreased by $17.6 million (15.3%) to $97.8 million as at March 31, 2011, from $115.4 million as at September 30, 2010.
Total assets increased $578.9 million (81.2%) to $1,292.1 million as at March 31, 2011, from $713.2 million as at September 30, 2010. This increase was mainly due to the total assets acquired with Eurand Acquisition amounting to $693.1 million as at March 31, 2011.
Long-term debt increased $390.9 million (67.2%) to $972.2 million as at March 31, 2011, from $581.3 million as at September 30, 2010. On February 11, 2011, the Company entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term debt and Credit Facility section below.

Liquidity and Capital Resources
Cash requirements
As at March 31, 2011, working capital was approximately $97.8 million and $115.4 million as at September 30, 2010. Cash generated from operations, is used to fund working capital, capital expenditures, milestone payments, debt service and business development activities. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.
On February 11, 2011 or Acquisition Date, Axcan Holdings Inc. (“Axcan Holdings”), our indirect parent, and Axcan Pharma Holding B.V. (“Axcan AcquisitionCo”), an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired 95.6% (99.1% after giving effect to the additional shares that are guaranteed to be delivered under a notice of guaranteed delivery) of the outstanding shares of Eurand N.V. (“Eurand”) for a purchase price of $12.00 per share in cash resulting in total consideration of approximately $589.6 million for 100% of such shares. We had acquired 100% of the outstanding shares of Eurand by March 31, 2011. As a result of the acquisition, Eurand has become an indirect subsidiary. In addition, Axcan AcquisitionCo and other direct and indirect subsidiaries of the Company acquired from Eurand substantially all of Eurand’s assets, including the capital stock of Eurand’s direct and indirect U.S. and foreign subsidiaries, and transferred the capital stock of former Eurand U.S. subsidiaries to the Company.
The aggregate equity purchase price of $589.6 million plus acquisition costs (including related fees and expenses) were funded by cash equity contributions amounting to $140.0 million from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under the Company’s amended and restated credit agreement and related security and other agreements and cash on hand from Aptalis and Eurand.
The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $147.0 million (the “Senior Secured Revolving Credit Facility”) and (ii) a $750.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, collectively, the “Amended and Restated Senior Secured Credit Facilities”). The Company borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition.
A portion of the proceeds of the equity and debt financings, together with cash on hand of Aptalis and Eurand, were also used to repay the outstanding term loan portion amounting to $125.7 million of the Company’s existing senior secured credit facilities and to pay related fees and expenses. The remaining amount of $250.0 million of the Senior Secured Term Loan Facility was used on March 15, 2011 to redeem 100% of the Company’s existing 9.25% senior secured notes due 2015.
There are currently two rating agencies (Moody’s and Standard & Poor’s) rating AIH’s debt. These ratings are revised from time to time.
Contractual obligations and other commitments
The following table summarizes our significant contractual obligations as at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes the payment of amounts already recorded on the balance sheet as current liabilities as at March 31, 2011, and certain other purchase obligations as discussed below:

		Less than			More than 5
(in millions of U.S. dollars)	Total	1 year	1-3 years	3-5 years	years
	$	$	$	$	$
Long-term debt	986.3	8.9	16.8	250.0	710.6
Operating leases	5.9	2.7	3.0	0.2	—
Other commitments	3.8	2.9	0.8	0.1	—
Interest on long-term debt	445.5	76.8	155.6	163.3	49.8

	1,441.5	91.3	176.2	413.6	760.4

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
As at March 31, 2011, we had unrecognized tax benefits of $11.7 million ($11.3 million as at September 30, 2010). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.
Long-term debt and Credit Facility
On February 11, 2011, the Company entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition.
The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $147.0 million (the “Senior Secured Revolving Credit Facility”) and (ii) a $750.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, collectively, the “Amended and Restated Senior Secured Credit Facilities”).
We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of Aptalis and Eurand, were used to repay the outstanding term loan portion amounting to $125.7 million of our existing senior secured credit facilities and to pay related fees and expenses. Following the repayment, all unamortized deferred financing fees of $2.7 million and original issuance discount of $3.2 million related to the term loan were written off and are included in loss on extinguishment of debt in the accompanying Statement of Condensed Interim Consolidated Operations. The remaining amount of $250.0 million of the Senior Secured Term Loan Facility was drawn on March 15, 2011 to redeem our existing 9.25% senior secured notes due 2015.
On February 25, 2008, the Company issued $228.0 million aggregate principal amount of its 9.25% senior secured notes (the “Senior Secured Notes”) due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. On March 15, 2011, $250.0 million of the Senior Secured Term Loan Facility was used to redeem 100% of the Company’s Senior Secured Notes at a redemption price of 106.938%. The aggregate redemption amount consisted of $228.0 million in aggregate principal amount, $0.8 million accrued interest and $15.8 million of redemption premium which is included in loss on extinguishment or debt in the accompanying Statement of Condensed Interim Consolidated Operations. Following the redemption all unamortized deferred financing fees of $5.0 million and original issuance discount of $1.7 million related to these notes were written off and are included in loss on extinguishment of debt in the accompanying Statement of Condensed Interim Consolidated Operations.
The Company’s Amended and Restated Senior Secured Credit Facilities totaling $897.0 million is composed of a Senior Secured Term Loan Facility amounting to $750.0 million and a Senior Secured Revolving Credit Facility totaling $147.0 million. The Senior Secured Revolving Credit Facility is comprised of $115.0 million of existing revolving credit commitments that were extended or issued on February 11, 2011 (the “ Extended Commitments”) and $32.0 million of existing revolving credit commitments that were not extended (the “ Unextended Commitments”) pursuant to the Senior Secured Revolving Credit Facility. The Amended and Restated Senior Secured Credit Facilities bear interest at a variable rate composed of either (i) the highest of the federal funds rate plus 0.5%, Bank of America, N.A.’s “prime rate”, or the one month British Banker Association LIBOR rate plus 1.00%, or (ii) the British Banker Association LIBOR rate (subject to a floor) of 1.50% with respect to borrowings under the Senior Secured Revolving Credit Facility, step-downs based on the company’s consolidated total leverage ratio). The principal amount of the Senior Secured Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount with payments beginning in fiscal year 2011. The principal amount outstanding of the loans under the Senior Secured Term Loan Facility will be due and payable on February 11, 2017. The principal amount of outstanding loans under the Senior Secured Revolving Facility will be due and payable on February 11, 2016 with respect to Extended Commitments and on February 25, 2014 with respect to Unextended Commitments.
As at March 31, 2011, $750.0 million of term loans had been issued and no amounts are currently drawn against the revolving credit facility. The term loans were priced at $0.995 with a yield to maturity of 5.6%. The credit agreement governing the Amended and Restated Senior Secured Credit Facilities requires the Company to meet certain financial covenants, beginning the quarter ending June 30, 2011. The maintenance of these financial covenants is solely with respect to the Senior Secured Revolving Credit Facility. The credit agreement governing the Amended and Restated Senior Secured Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the credit agreement governing the Amended and Restated Senior Secured Credit Facilities, (2) commencing with the fiscal year ended September 30, 2011, 50% (which percentage will be reduced if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Senior Secured Term Loan Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions.
Pursuant to the annual excess cash flow requirements of our credit agreement in effect prior to the Amended and Restated Senior Secured Credit Facilities, the Company was required to prepay $13.2 million of outstanding term loans in the first quarter of fiscal year 2011 ($17.6 million for the fiscal year 2009 which was paid in the first quarter of fiscal year 2010).
On May 6, 2008, the Company issued $235.0 million of 12.75% senior unsecured notes due March 1, 2016, (the “Senior Unsecured Notes”). The Senior Unsecured Notes were priced at $0.9884 with a yield to maturity of 13.16%. The Senior Unsecured Notes are subordinated to the Amended and Restated Senior Secured Credit Facilities.

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
Related party transactions
As at March 31, 2011, and September 30, 2010, we had a note receivable from our parent company amounting to $133.2 million. The note receivable has been recorded in the shareholders’ equity section of the consolidated balance sheet. During the three-month periods ended March 31, 2011, and March 31, 2010, we earned interest income on the note amounting to $1.9 million net of taxes amounting to $1.0 million and $3.9 million net of taxes amounting to $2.1 million for the six-month period ended March 31, 2011 and 2010. The related interest receivable from our parent company amounting to $33.1 million as at March 31, 2011, ($27.1 million as at September 30, 2010) has been recorded in the shareholder’s equity section of the consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholders’ equity. As at March 31, 2011, we have an account receivable from our parent company amounting to $0.5 million ($0.5 million as at September 30, 2010).
Pursuant to the terms of a management fee arrangement with a controlling shareholding company, we recorded charges amounting to $0.8 million and $1.6 million during the three-month and six-month periods ended March 31, 2011 ($1.0 million and 1.9 million during the three-month and six-month periods ended March 31, 2010). As at March 31, 2011, we accrued fees payable to a controlling shareholding company amounting to $0.8 million ($1.6 million as at September 30, 2010). Also, during the three-month and six-month periods ended March 31, 2011, we recorded fees from a controlling shareholding company amounting to $5.0 million of which $1.5 million was accounted for as deferred debt issue costs, $2.5 million as selling and administrative expense and $1.0 million as financing fees. As at March 31, 2011, the Company accrued fees payable to a controlling shareholding company amounting to $0.7 million ($1.6 million as at September 30, 2010).
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

Cash flows
Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2011, and March 31, 2010 as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	For the	For the
	three-month	three-month
	period ended	period ended
	March 31,	March 31,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$
Net cash provided by (used by) operating activities	(44.9)	31.1	(76.0)
Net cash used by investing activities	(527.5)	(2.3)	(525.2)
Net cash provided by (used by) financing activities	507.4	(0.1)	507.5
Our cash flows from operating, investing and financing activities for the six-month periods ended March 31, 2011, and March 31, 2010 as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	For the	For the
	six-month	six-month
	period ended	period ended
	March 31,	March 31,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$
Net cash provided by (used by) operating activities	(41.2)	59.6	(100.8)
Net cash used by investing activities	(528.7)	(3.5)	(525.2)
Net cash provided by (used by) financing activities	494.2	(21.3)	515.5
Cash flows provided by operating activities decreased $76.0 million to $44.9 million of cash used by operating activities from $31.1 million of cash provided by operating activities for the three-month period ended March 31, 2010. Cash flows provided by operating activities decreased $100.8 million to $41.2 million of cash used by operating activities from $59.6 million of cash provided by operating activities for the six-month period ended March 31, 2010. The decreases in net cash provided by operating activities are mainly due to the transaction and restructuring costs, and financing fees related to Eurand Acquisition.
Cash flows used by investing activities increased $525.2 million to $527.5 million from $2.3 million for the three-month period ended March 31, 2010. Cash flows used by investing activities increased $525.2 million to $528.7 million from $3.5 million for the six-month period ended March 31, 2010. The increases in cash flows used by investing activities are due to Eurand Acquisition.
Cash flows provided by financing activities increased $507.5 million to $507.4 million of cash provided in the three-month period ended March 31, 2011, from $0.1 million of cash used in the three-month period ended March 31, 2010. Cash flows provided by financing activities increased $515.5 million to $494.2 million of cash provided in the six-month period ended March 31, 2011, from $21.3 million of cash used in the six-month period ended March 31, 2010. On February 11, 2011, the Company entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term debt and Credit Facility section above.

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
Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements and also affect the recognized amounts of revenues and expenses during the fiscal year. Estimates are used when accounting for amounts recorded in connection with acquisitions, including fair value determinations of assets and liabilities. Other significant estimates and assumptions made by management include those related to the charges to be recorded in conjunction with ceasing of distributing PEPs, allowances for accounts receivable, inventories, reserves for product returns, rebates, chargebacks and DSA fees, the classification of intangible assets between finite life and indefinite life, the useful lives of long-lived assets, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, stock based compensation costs, pending legal settlements and the establishment of provisions for income taxes including the realizability of deferred tax assets. The estimates are made using the historical information and various other relevant factors available to management. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in regulations governing the manner in which we sell our products, changes in the healthcare environment, foreign exchange and managed care consumption patterns.
The charges that we have recorded as a result of having ceased distribution of our PEPs also reflect many subjective estimates that were required to be made by management. These estimates include:
a)	The quantity and expiration dates of PEPs inventory in the distribution channel;
b)	Assumptions regarding market share growth after an eventual re-launch of our PEPs; and
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
The following table summarizes the activity in the accounts related to revenue reductions:

						Reserves
						related
						to the
	Product	Contract	Charge-	DSA	Discounts	unapproved
(in millions of U.S. dollars)	returns	rebates	backs	fees	and other	PEPs event	Total
	$	$	$	$	$	$	$
Balance as at September 30, 2010	13.4	6.1	8.1	1.3	0.2	11.0	40.1
Provisions	7.9	13.6	20.1	3.4	4.1	—	49.1
Provisions related to the unapproved PEPs event	—	—	—	—	—	(3.7)	(3.7)
Eurand Acquisition	7.3	7.8	0.9	1.9	0.2	—	18.1
Settlements	(6.3)	(13.2)	(15.3)	(2.3)	(3.9)	(2.0)	(43.0)

Balance as at March 31, 2011	22.3	14.3	13.8	4.3	0.6	5.3	60.6

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
The accrued liabilities include reserves of $22.3 million as at March 31, 2011, ($13.4 million as at September 30, 2010) for estimated product returns, excluding the additional provision related to the unapproved PEPs event. The increase is due to the integration of legacy Eurand products ($7.4 million) and additional reserve for URSO product ($2.4 million).
As at March 31, 2011, the product returns reserve related to the unapproved PEPs event amounted to $5.3 million which represents primarily management’s current estimate of the balance of ULTRASE MT and VIOKASE inventory in the distribution channel. Due to the subjectivity of this estimate, we prepared various sensitivity analyses to ensure our final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of ULTRASE MT and VIOKASE inventory in the distribution channel would have resulted in a change in the return reserve of approximately $0.5 million.
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
Accrued liabilities include reserves of $14.3 million and $13.8 million as at March 31, 2011, ($6.1 million and $8.1 million as at September 30, 2010) for estimated contract rebates and chargebacks. The increase is mainly due to the integration of legacy Eurand products ($10.7 million) and additional reserves related to the Affordable Care Act ($2.2 million) and TRICARE ($1.6 million).
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
The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2010, to March 31, 2011:

	Intangible
	assets	Goodwill
	$	$
Balance as at September 30, 2010	348.0	73.5
Eurand Acquisition	413.9	106.5
Depreciation and amortization	(26.4)	—
Disposal of intangible assets	(10.2)	—
Foreign exchange translation adjustments	5.7	1.7

Balance as at March 31, 2011	731.0	181.7

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

Subsequent Events
Agreements with Mpex Pharmaceuticals Inc. for the acquisition and development of Aeroquin™
On April 11, 2011, Aptalis Holdings Inc. (“Aptalis Holdings”), an indirect parent company of Aptalis Holdings Inc. (the “Company”), entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Under these agreements, Aptalis Holdings has an option to not acquire all of Mpex’s assets related to Aeroquin™ in a merger, with continued development of Aeroquin™ by Mpex under the terms of a Development Agreement between the parties. Prior to the merger Mpex will transfer all of its assets that are not related to Aeroquin™ to a newly formed company that will be owned primarily by current Mpex stockholders. As a result of the Aeroquin Transaction, the Company made an initial non-contingent payment of $12.0 million on April 21, 2011. Additional remaining time-based, non-contingent payments in relation with the Aeroquin Transaction amounting to $50.5 million will be paid in a number of additional installments, of which the final installment is due on November 1, 2013.
Under the terms of the Option Agreement dated April 11, 2011 among Aptalis Holdings, Mpex, and Axcan Lone Star Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Aptalis Holdings and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Aptalis Holdings has an option to terminate the Merger Agreement described below. This option may be exercised during a certain period of time, which period in no event will end later than August 1, 2011.
Under the terms of the Agreement and Plan of Merger dated April 11, 2011 (the “Merger Agreement”) among Aptalis Holdings, Merger Sub, Mpex and certain stockholders of Mpex who will serve as representatives of the Mpex security holders under the Merger Agreement, Merger Sub will merge with and into Mpex, with Mpex surviving (the “Surviving Company”) as an indirect wholly-owned subsidiary of Aptalis Holdings and a direct wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the aggregate merger consideration that the Mpex security holders will receive, subject to the consummation of the Merger, consists of (i) the non-contingent payments above, (ii) contingent payments of up to $195 million if certain regulatory and commercial milestones are met related to Aeroquin™, and (iii) earn-out payments based on net sales of Aeroquin™. Indemnity obligations of the Mpex security holders will be satisfied by set-off against a portion of the foregoing merger consideration payments.
Unless terminated pursuant to the Option Agreement described above, the Merger is expected to close during the third quarter of 2011. The further development of Aeroquin™ will be conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Aptalis Holdings, Merger Sub, and Mpex. Upon completion of the divestiture of assets and liabilities unrelated to Aeroquin™ (the “Divestiture”) to a newly formed company (“Spinco”), Spinco will assume all of Mpex’s obligations under the Development Agreement. Under the Development Agreement, Mpex (and after the Divestiture, Spinco) will be paid for its actual development costs of Aeroquin™ and will have primary responsibility for conducting day-to-day development activities. Aptalis Holdings and Merger Sub will have input regarding development strategy. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $9.2 million for development expenses incurred by Mpex since November 15, 2010 and $9.4 million for estimated development costs to be incurred during the first three months of the Development Agreement. All payments under the Development Agreement, Option Agreement and Merger Agreement to Mpex or Mpex security holders, as applicable, will be made by or on behalf of Merger Sub (or after the consummation of the Merger, the Surviving Company).
Equity investment in Aptalis Holdings
Simultaneous with the execution of the Mpex agreements, Aptalis Holdings received the proceeds of a $55.0 million equity investment from funds managed by Investor Growth Capital Limited. Axcan Holdings will contribute the proceeds of the equity investment to its subsidiaries to fund a portion of the Mpex transactions and a partial repayment on the Company’s $133.2 million note receivable from its parent company.
Risk management measures undertaken to reduce exposure to interest rate fluctuations
On April 4, 2011, the Company entered into two separate pay-fixed, receive-floating interest rate swaps. The first swap has a notional amount of $331.0 million amortizing to $84.0 million by its maturity in December 2015. The first swap has a notional amount of $219.0 million and matures in December 2016. The interest rate swaps will effectively fix the Company’s interest payments on the hedged debt at 2.386% for the first swap and 3.18% (including 150 bps LIBOR floor) for the second swap, respectively, plus the appropriate margin on each debt interest period. These swaps were designated as cash flow hedges of interest rate risk.

Item 3.	Quantitative And Qualitative Disclosure About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which is incorporated herein by reference. As of March 31, 2011, our exposure to market risk has not changed materially since September 30, 2010.

Item 4T.	Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in our Form 10-Q for the quarterly period ended December 31, 2010.

Item 5.	Other Information
Information regarding the restructuring initiatives we have undertaken as a result of our acquisition of Eurand under Note 5 in the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 6.	Exhibits.

Exhibit No.	Exhibit

3.1	Certificate of Amendment of the Certificate of Incorporation of Aptalis Pharma Inc. (f/k/a Axcan Intermediate Holdings Inc.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTALIS PHARMA INC.
Date: May 13, 2011	BY:	/s/ Steve Gannon
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Amendment of the Certificate of Incorporation of Aptalis Pharma Inc. (f/k/a Axcan Intermediate Holdings Inc.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.