Form 10-Q
period 2011-06-30
Aptalis Pharma Inc
filed 2011-08-12
CIK 1444570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 333-153896
APTALIS PHARMA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3249870
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
organization)

22 Inverness Center Parkway
Suite 310
Birmingham, AL	35242
(Address of Principal Executive Offices)	(Zip Code)
(205) 991-8085
(Registrant’s telephone number, including area code)
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
Yes ☑ No ☐
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
Yes ☐ No ☑
As of August 12, 2011, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Aptalis MidHoldings Inc.

APTALIS PHARMA INC.
INDEX

Forward-Looking Statements	3

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)	6

Condensed Consolidated Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	36

Item 3. Quantitative And Qualitative Disclosure About Market Risk	60

Item 4. Controls and Procedures	60

PART II. OTHER INFORMATION	61

Item 1A. Risk Factors	61

Item 6. Exhibits	62

SIGNATURES	63

EXHIBIT INDEX	64
EX-2.1
EX-2.2
EX-2.3
EX-2.4
EX-2.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
APTALIS PHARMA INC.
Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)

	June 30,	September 30,
	2011	2010
	(unaudited)	(audited)
	$	$
Assets
Current assets
Cash and cash equivalents	114,779	161,503
Accounts receivable, net	81,197	32,379
Accounts receivable from the parent company (Note 20)	603	487
Income taxes receivable	4,064	2,906
Inventories, net (Note 8)	51,608	23,866
Prepaid expenses and other current assets	14,200	3,277
Deferred income taxes, net (Note 15)	6,243	2,331

Total current assets	272,694	226,749
Property, plant and equipment, net (Note 9)	90,170	35,777
Intangible assets, net (Note 10)	716,715	347,962
Goodwill, net (Note 10)	182,591	73,540
Deferred debt issue expenses, net of accumulated amortization of $10,658 ($14,136 as of September 30, 2010) (Note 13)	30,855	20,443
Deferred income taxes, net (Note 15)	9,813	8,706

Total assets	1,302,838	713,177

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 12)	153,291	94,673
Income taxes payable (Note 15)	1,803	3,446
Installments on long-term debt (Note 13)	8,958	13,163
Deferred income taxes (Note 15)	49	47

Total current liabilities	164,101	111,329
Long-term debt (Note 13)	970,178	581,312
Other long-term liabilities	41,872	10,028
Employees severance indemnities (Note 14)	4,800	—
Deferred income taxes (Note 15)	88,755	31,540

Total liabilities	1,269,706	734,209

Shareholders’ Equity (Deficiency)
Capital Stock (Note 16)
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as of June 30, 2011, and September 30, 2010	1	1
Deficit	(619,605)	(468,152)
9.05% Note receivable from the parent company (Note 20)	(78,154)	(133,154)
Additional paid-in capital	756,827	614,113
Accumulated other comprehensive loss	(25,937)	(33,840)

Total shareholders’ equity (deficiency)	33,132	(21,032)

Total liabilities and shareholders’ equity	1,302,838	713,177

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.
Condensed Consolidated Statements of Operations

(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	$	$	$	$
Net product sales	126,698	80,480	322,410	284,977
Development fees	1,371	—	1,970	—
Royalties	3,086	—	4,073	—

Total revenue	131,155	80,480	328,453	284,977

Cost of goods sold (a) (Note 8)	48,529	20,828	97,805	115,606
Selling and administrative expenses (a) (Note 14)	39,260	27,335	103,475	87,980
Management fees (Note 20)	892	703	2,460	2,558
Research and development expenses (a)	19,645	8,611	37,583	24,720
Other research and development expenses attributable to development fees (a)	1,506	—	2,361	—
Acquired in-process research (Note 6)	50,190	7,948	50,190	7,948
Depreciation and amortization	20,974	15,138	53,000	45,830
Loss on disposal of product line (Note 7)	—	—	7,365	—
Transaction, restructuring and integration costs (Notes 4 and 5)	12,672	—	34,969	—
Impairment of intangible assets and goodwill (Note 10)	—	—	—	107,158

Total operating expenses	193,668	80,563	389,208	391,800

Operating loss	(62,513)	(83)	(60,755)	(106,823)

Financial expenses (Note 14)	20,673	16,212	67,047	48,794
Loss on extinguishment of debt (Note 13)	—	—	28,311	—
Interest income	(56)	(189)	(371)	(496)
Other income	—	—	—	(7,700)
Loss (gain) on foreign currencies	(284)	(759)	592	634

Total other expenses	20,333	15,264	95,579	41,232

Loss before income taxes	(82,846)	(15,347)	(156,334)	(148,055)
Income taxes expense (benefit) (Note 15)	(2,056)	(5,448)	(5,321)	16,158

Net loss	(80,790)	(9,899)	(151,013)	(164,213)

(a)	Excluding depreciation and amortization
The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.
Condensed Consolidated Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except share related data)
(unaudited)

	Common Shares			Additional	9.05% Note Receivable	Accumulated Other	Total
	Shares	Amount	Deficit	Paid-in Capital	From Parent Company	Comprehensive Loss	Shareholders’ Equity
	(number)	$	$	$	$	$	$
Balance, October 1, 2009	100	1	(297,658)	619,053	(133,154)	(24,478)	163,764
Net loss	—	—	(164,213)	—	—		(164,213)
Hedging contracts fair value adjustments, net of taxes of $4	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustments	—	—	—	—	—	(20,552)	(20,552)

Total Comprehensive loss							(184,772)
Dividends paid	—	—	(128)	—	—	—	(128)
Stock-based compensation expense	—	—		272	—	—	272
Stock-based compensation plan redemptions	—	—	—	(336)	—	—	(336)
Provision on interest receivable from parent company	—	—	—	(9,012)	—	—	(9,012)
Interest income from parent company, net of taxes of $3,155	—	—	—	5,857	—	—	5,857

Balance, June 30, 2010	100	1	(461,999)	615,834	(133,154)	(45,037)	(24,355)

Amounts related to foreign currency translation adjustments						(45,037)

Accumulated other comprehensive loss						(45,037)

Balance, October 1, 2010	100	1	(468,152)	614,113	(133,154)	(33,840)	(21,032)
Net loss	—	—	(151,013)	—	—	—	(151,013)
Hedging contracts fair value adjustments, net of taxes of $0	—	—	—	—	—	(8,356)	(8,356)
Foreign currency translation adjustments	—	—	—	—	—	16,259	16,259

Total Comprehensive loss							(143,110)
Dividends paid	—	—	(440)	—	—	—	(440)
Repayment of Note from Parent Company	—	—	—	—	55,000	—	55,000
Capital contribution	—	—	—	140,000	—	—	140,000
Stock-based compensation expense	—	—	—	6,381	—	—	6,381
Stock-based compensation plan redemptions	—	—	—	(894)	—	—	(894)
Provision on interest receivable from parent company	—	—	—	(7,921)	—	—	(7,921)
Interest income from parent company, net of taxes of $2,773	—	—	—	5,148	—	—	5,148

Balance, June 30, 2011	100	1	(619,605)	756,827	(78,154)	(25,937)	33,132

Amounts related to foreign currency translation adjustments						(17,581)
Amounts related to hedging contracts fair value adjustments						(8,356)

Accumulated other comprehensive loss						(25,937)

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.
Condensed Consolidated Cash Flows

(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended June 30,
	2011	2010
	$	$
Cash flows from operating activities
Net loss	(151,013)	(164,213)
Adjustments to reconcile net income to cash flows from operating activities:
Non-cash financial expenses	18,967	5,259
Inventory stepped-up value expensed	17,432	—
Depreciation and amortization	53,000	45,830
Stock-based compensation expense	6,381	272
Loss on disposal of product line and write-down of assets	7,395	108
Impairment of intangible assets and goodwill (Note 10)	—	107,158
Non-cash gain (loss) on foreign exchange	209	(142)
Change in fair value of derivatives	—	(621)
Deferred income taxes	(12,345)	11,416
Other non-cash adjustments related to unapproved PEPs (Note 2)	(3,706)	68,335
Changes in assets and liabilities:
Accounts receivable	(21,200)	11,400
Accounts receivable from the parent company	(116)	(144)
Income taxes receivable	1,551	1,482
Inventories	3,455	(8,509)
Prepaid expenses and deposits	(6,956)	443
Accounts payable and accrued liabilities	3,881	(13,334)
Other long-term liabilities	22,009	—
Income taxes payable	(2,519)	916

Net cash provided by (used in) operating activities	(63,575)	65,656

Cash flows from investing activities
Acquisition, net of cash acquired (Note 4)	(525,667)	—
Acquisition of intangible assets	(431)	—
Disposal of intangible assets	500	—
Acquisition of property, plant and equipment	(5,315)	(5,071)

Net cash used in investing activities	(530,913)	(5,071)

Cash flows from financing activities
Issuance of long-term debt	746,250	—
Repayment of long-term debt	(371,286)	(20,865)
Repayment of the Note from the parent company	55,000	—
Deferred debt issue expenses	(22,963)	—
Stock-based compensation plan redemptions	(894)	(336)
Capital contribution	140,000	—
Dividends paid	(440)	(128)

Net cash provided by (used in) financing activities	545,667	(21,329)

Foreign exchange gain (loss) on cash held in foreign currencies	2,097	(1,916)

Net increase (decrease) in cash and cash equivalents	(46,724)	37,340
Cash and cash equivalents, beginning of period	161,503	126,435

Cash and cash equivalents, end of period	114,779	163,775

The accompanying notes are an integral part of the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
1. Governing Statutes, Description of Business and Basis of Presentation
On May 4, 2011, Axcan Intermediate Holdings Inc. announced that it has changed its name to Aptalis Pharma Inc. The entity is a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware. The corporation and its subsidiaries (together the “Company”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary on February 25, 2008, of all of the outstanding common shares of Axcan Pharma Inc. at a price of $23.35 per share (“the Acquisition”), a company incorporated under the Canada Business Corporation Act. The Company provides innovative, effective therapies for unmet medical needs including cystic fibrosis and gastrointestinal disorders. The Company has manufacturing and commercial operations in the United States, the European Union and Canada. The Company also formulates and clinically develops enhanced pharmaceutical and biopharmaceutical products for itself and others using its proprietary technology platforms including bioavailability enhancement of poorly soluble drugs, custom release profiles, and taste-masking/orally disintegration tablet (ODT) formulations.
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

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
ULTRASE and VIOKASE, the Company’s pancreatic enzyme products (“PEPs”) have historically accounted for approximately 19% of the Company’s net sales in the three years ended September 30, 2009. Prior to April 28, 2010, products that were marketed in the U.S. to treat exocrine pancreatic insufficiency had been available before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there were marketed PEPs that had not been approved under the NDA process by the FDA. In 1995, the FDA issued a final rule requiring that these PEPs be marketed by prescription only, and, in April 2004, the FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 2008 or be subject to regulatory action. In October 2007, the FDA published a notice in the Federal Register extending the deadline within which to obtain marketing approval for exocrine pancreatic insufficiency drug products to April 28, 2010, for those companies that were (a) marketing unapproved pancreatic enzyme products as at April 28, 2004; (b) submitted NDAs on or before April 28, 2009; and (c) that continue diligent pursuit of regulatory approval. The FDA has required all manufacturers with unapproved NDAs to cease distribution of unapproved products after April 28, 2010, until such time that NDA approval is granted. After this date, the unapproved products were still available on pharmacy shelves for a short time until stock is depleted. The FDA has stated that it will continue to review NDAs that have been submitted by manufacturers of unapproved PEPs, and will approve additional PEPs even after the April 28, 2010 deadline has passed, if they meet the required safety, effectiveness and product quality standards. The Company completed the submission for ULTRASE MT in the fourth quarter of fiscal year 2008. The submission of the Company’s rolling NDA for VIOKASE was completed in the first quarter of fiscal year 2010.
ULTRASE MT and VIOKASE did not receive NDA approval by the April 28, 2010 deadline and the Company has ceased distributing the two products after that date, in compliance with the FDA guideline. The Company recorded an additional $23,453,000 sales deductions reserve in the fiscal year ended September 30, 2010. This reserve is for product returns and other sales deductions as an estimate of Company’s liability for ULTRASE MT and VIOKASE that may be returned by the original purchaser under the Company DSAs or applicable return policies. The cease distribution order issued by the FDA was not considered as a product recall. At June 30, 2011, the remaining reserve was $3,225,000 and was based on management estimates of ULTRASE MT and VIOKASE inventory in the distribution channel, assumptions on related expiration dates of this inventory as well as estimated erosion of ULTRASE MT and VIOKASE demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE MT and VIOKASE, actual return activity and other factors. In future periods, the Company will monitor and review the estimates and will prospectively record changes to the reserve.
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
3. Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. The new guidance allows an entity two options to present the components of net income and other comprehensive income; (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Additionally, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This new guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. Additional disclosure requirements include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This new guidance is effective for annual and interim periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
4. Acquisition of Eurand N.V. (“Eurand”)
Description of the transaction
On February 11, 2011 or the Acquisition Date, Axcan Holdings Inc., which subsequently changed its name to Aptalis Holdings Inc. (“Aptalis Holdings”), the Company’s indirect parent, and Axcan Pharma Holding B.V. (“Axcan AcquisitionCo”), an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired the outstanding equity of Eurand N.V. (“Eurand”) for total consideration of approximately $589,555,000 equity. As a result of the acquisition, Eurand has become an indirect subsidiary.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Prior to the transaction, Eurand was a specialty pharmaceutical company that developed, manufactured and commercialized enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies. Eurand has had six products approved by the FDA since 2001 and had a pipeline of product candidates in development for itself and its collaboration partners. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was a global company with facilities in the U.S. and Europe. The acquisition of Eurand enables the Company to leverage the combination of two leading specialty pharmaceutical players, expand its gastroenterology product portfolio and provide the Company with a proprietary R&D growth engine and technology platforms supported by an extensive patent portfolio to meaningfully diversify its business and expand its geographic and manufacturing footprint.
Fair value of consideration transferred
The table below details the consideration transferred to acquire Eurand:

	Conversion		Form of
	Calculation	Fair Value	Consideration
		$
Eurand common stock outstanding as of acquisition date	48,359,433	580,313	Cash
Multiplied by cash consideration per common share outstanding	12.00
Eurand stock options canceled for a cash payment(a)		9,242	Cash

Total fair value of consideration transferred		589,555

(a)	Each Eurand stock option, whether or not vested and exercisable on the acquisition date, was canceled for a cash payment equal to the excess of the per share value of the acquisition consideration over the per share exercise price of the Eurand stock option.
The aggregate equity purchase price of $589,555,000 plus acquisition costs (including related fees and expenses) were funded by cash equity contributions amounting to $140,000,000 from affiliates of TPG Capital L.P. and certain co-investors made through Aptalis Holdings, the proceeds from the Senior Secured Term Loan Facility (as defined below) under the Company’s amended and restated credit agreement and related security and other agreements and cash on hand from the Company and Eurand.
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
The Company borrowed $500,000,000 of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of the Company and Eurand, were also used to repay the outstanding term loan portion amounting to $125,660,000 of the Company’s prior senior secured credit facilities and to pay related fees and expenses. The remaining amount of $250,000,000 of the Senior Secured Term Loan Facility was used on March 15, 2011 to redeem 100% of the Company’s existing 9.25% senior secured notes due 2015.
Basis of presentation
The transaction has been accounted for in accordance with the acquisition method of accounting for business combinations under existing U.S. GAAP. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date including acquired in-process research and development assets.
Assets acquired and liabilities assumed
A preliminary purchase price allocation has been made and the recorded amounts are subject to change. The following recognized amounts are provisional and subject to change:
•	Amounts and useful lives for identifiable intangible assets and property, plant and equipment, pending the finalization of valuation;

•	Amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, revision to fair value of acquired assets and liabilities, and the filing of Eurand’s pre-acquisition tax returns; and

•	The allocation of goodwill among reporting units.
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

			Amounts
		Step-up to	recognized as of
	Book value	fair value	acquisition date
	$	$	$
Cash and cash equivalents	63,888	—	63,888
Accounts receivable (a)	22,662	—	22,662
Inventories (b)	25,465	18,727	44,192
Other current assets (c)	6,552	—	6,552
Property, plant and equipment (d)	44,652	10,874	55,526
Identifiable intangible assets (d)	7,053	406,876	413,929
Current liabilities (e)	(51,960)	—	(51,960)
Long-term debt, including current portion	(3,394)	—	(3,394)
Deferred income taxes liabilities, net (f)	(237)	(61,012)	(61,249)
Other non-current liabilities	(8,489)	2,278	(6,211)

Total identifiable net assets	106,192	377,743	483,935
Goodwill (g)	37,540	68,977	106,517

Net assets acquired	143,732	446,720	590,452

Effective settlement of pre-existing relationships (h)	(897)	—	(897)

Total fair value of consideration transferred			589,555

(a)	As of acquisition date, the fair value of accounts receivable acquired approximated book value. The gross contractual amount receivable was $23,118,000 of which $456,000 was not expected to be collected.

(b)	Reflects the adjustment to step-up the carrying value of inventory acquired by $18,727,000 to estimated fair value as of February 11, 2011. The stepped-up value is recorded as a charge to cost of goods sold as acquired inventory is sold.

(c)	Includes prepaid assets and income tax receivable.

(d)	The amounts recorded for the major components of acquired identifiable intangible assets are as follows:

	Amounts	Weighted
	recognized as of	average useful
	acquisition date	lives (years)
	$
Trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life	413,929	17.04

Total identifiable intangible assets	413,929	17.04

In addition, the estimated aggregate amortization expense for the five succeeding years will be $25,599,000 annually.

(e)	Includes accounts payable, accrued liabilities and income taxes payable.

(f)	Comprises of current deferred tax assets $823,000, non current deferred tax assets $15,703,000, current deferred tax liabilities $3,000 and non current deferred tax liabilities $77,772,000.

(g)	The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is largely attributable to synergies expected to result from combining the operations of Eurand and the Company and intangible assets that do not qualify for separate recognition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The allocation of goodwill among reporting units is not complete, pending finalization of the Company’s internal reporting structure and composition of its post-acquisition operating segments and reporting units.

(h)	The Company had entered into an exclusive development license and supply agreement with Eurand. No gain or loss was recognized in conjunction with the effective settlement of the contractual relationship between the Company and Eurand as a result of this acquisition.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Transaction related costs
During the three and nine months ended June 30, 2011, the Company expensed $473,000 and $11,765,000 respectively (an additional $1,070,000 was expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the transaction with Eurand, which are included in transaction, restructuring and integration costs in the accompanying Condensed Consolidated Statements of Operations.
Actual and proforma information
The revenues derived from the Eurand entities for the period from the Acquisition Date to June 30, 2011 were $69,654,000 and earnings before income taxes was $652,000 excluding the effects of the non-recurring acquisition accounting adjustments described above.
The following table presents unaudited pro forma consolidated results of operations as if the acquisition of Eurand had occurred as of October 1, 2009:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	$	$	$	$
Total revenue	131,155	116,635	392,552	377,993
Loss before income taxes	(57,124)	(34,389)	(84,583)	(151,459)

Net loss	(56,922)	(27,074)	(83,355)	(161,855)

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
The pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the transaction been completed on October 1, 2009. In addition, the pro forma information does not purport to project the future results of operations of the Company. The pro forma information reflects primarily the following pro forma adjustments:
•	elimination of product sales and royalties between Eurand and the Company, an elimination of the Company’s cost of sales for Eurand-sourced inventories, and the elimination of certain PEP-related charges stemming from intercompany transactions;

•	elimination of Eurand’s historical intangible asset amortization expense;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

•	elimination of interest expense and amortization of deferred financing costs related to the Company’s term loan under the legacy senior secured credit facilities and 9.25% senior secured notes due 2015 that were repaid as part of the acquisition transaction;

•	additional interest expense and amortization of deferred financing costs associated with financing obtained under the Amended and Restated Senior Secured Credit Facilities obtained by the Company in connection with the acquisition transaction;

•	reduction of interest income associated with cash and cash equivalents that were used to partially fund the acquisition;

•	elimination of acquisition-related costs and acquisition-related restructuring charges;

•	elimination of $13,050,000 for the three months and $17,432,000 for the nine months ended June 30, 2011 of the acquisition accounting adjustment on Eurand’s inventory that was sold subsequent to the Acquisition Date, which will not have a continuing impact on the Company’s operations.
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
The Company recorded a restructuring expense in the amount of $3,655,000 during the three months and $8,680,000 during the nine months ended June 30, 2011 related to planned employee termination costs included in Transaction, restructuring and integration on the Condensed Consolidated Statements of operations. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination.
The following table summarizes restructuring liability activity related to the Eurand acquisition through June 30, 2011:

Foreign
			Currency	Balance
	Charges	Payments	Translation	June 30,2011
	$	$	$	$
Severance and related benefits	8,680	(6,093)	123	2,710

The Company estimates to incur additional restructuring costs of between $13,000,000 and $17,000,000 primarily consisting of severance costs. The restructuring actions taken thus far are expected to be substantially completed by the end of 2012.
Through June 30, 2011, the Company has incurred integration costs of $14,523,000 representing certain external, incremental costs directly related to integrating the Eurand business and primarily include expenditures for consulting and systems integration. Restructuring and integration costs are included in transaction, restructuring and integration costs in the accompanying Condensed Consolidated Statements of Operations.
6. Acquisitions, Research Collaborations and License Agreements
Agreements with Mpex Pharmaceuticals Inc. for the acquisition and development of Aeroquin™
On April 11, 2011, Aptalis Holdings, an indirect parent company of the Company, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Under these agreements, Aptalis Holdings has an option to acquire all of Mpex’s assets related to Aeroquin™ in a merger, with continued development of Aeroquin™ by Mpex under the terms of a Development Agreement between the parties. Prior to the merger, Mpex will transfer all of its assets that are not related to Aeroquin™ to a newly formed company that will be owned primarily by current Mpex stockholders. As a result of the Aeroquin Transaction, the Company made an initial non-contingent payment of $12,000,000 on April 21, 2011. Additional remaining time-based, non-contingent payments in relation with the Aeroquin Transaction amounting to $33,000,000 and an additional $17,500,000 of time-based payments contingent only on completing the Merger to be expensed to acquired in-process research upon completing the Merger and will be paid in a number of installments, of which the final installment is due on April 1, 2014.
Under the terms of the Option Agreement dated April 11, 2011 among Axcan Holdings, Mpex, and Axcan Lone Star Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Aptalis Holdings and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Aptalis Holdings has an option to terminate the Merger Agreement described below. This option could have been exercised during a certain period of time, which period in no event ended on August 1, 2011. The Company did not exercise the option.
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

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
The Merger is expected to close during the fourth quarter of 2011. The further development of Aeroquin™ will be conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Axcan Holdings, Merger Sub, and Mpex. Upon completion of the divestiture of assets and liabilities unrelated to Aeroquin™ (the “Divestiture”) to a newly formed company (“Spinco”), Spinco will assume all of Mpex’s obligations under the Development Agreement. Under the Development Agreement, Mpex (and after the Divestiture, Spinco) will be paid for the actual development costs of Aeroquin™ and will have primary responsibility for conducting day-to-day development activities. Aptalis Holdings will be required to pay in advance development costs estimated for the next three months based on a rolling three month forecast. Aptalis Holdings and Merger Sub will have input regarding development strategy. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $8,731,000 for development expenses incurred by Mpex since from November 15, 2010, to March 31, 2011, which has been expensed as acquired in-process researchand an additional $9,913,000 for estimated development costs to be incurred during the first three months of the Development Agreement, of which $8,514,000 has been expensed as research and develpment. All payments under the Development Agreement, Option Agreement and Merger Agreement to Mpex or Mpex security holders, as applicable, will be made by or on behalf of Merger Sub (or after the consummation of the Merger, the Surviving Company).
During the three months ended June 30, 2011, the Company expensed $50,190,000 as acquired in-process research and development reflecting the initial non-contingent payment of $12,000,000, the discounted value of future time-based non-contingent payments payable under the Option agreement of $29,459,000 (with a corresponding liability) and the payment for certain pre-agreement incurred development expenses of $8,731,000. As of June 30, 2011, $8,700,000 reflecting forecasted development costs for the next three months is included in prepaid expenses and other current assets.
Equity investment in Axcan Holdings
Simultaneous with the execution of the Mpex agreements, Aptalis Holdings received the proceeds of a $55,000,000 equity investment from funds managed by Investor Growth Capital Limited. Aptalis Holdings contributed the proceeds of the equity investment to its subsidiaries to fund a portion of the cost of the Mpex transactions and a partial repayment on the Company’s $133,154,000 note receivable from its parent company.
7. Disposal of the PHOTOFRIN/PHOTOBARR Product Line
On March 28, 2011, The Company entered into a definitive agreement with Pinnacle Biologics, Inc., which acquired all global assets and rights related to PHOTOFRIN/PHOTOBARR, including inventory, for non-contingent payments amounting to $4,252,000. In addition to the non-contingent payments, additional payments shall be made to the Company after the achievement of certain milestones events. In addition, the Company will be paid royalties on annual net sales of PHOTOFRIN/PHOTOBARR.
During the nine months period ended June 30, 2011 the Company recorded a loss of $7,365,000 as a result of the disposal of the PHOTOFRIN/PHOTOBARR product line. Consideration for additional contingent payments to be made to the Company shall be recorded as a gain in the period in which they are received.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
8. Inventories

	June 30,	September 30,
	2011	2010
	$	$
Raw material and packaging material, net of reserve for obsolescence of $3,342 (nil at September 30, 2010)	24,737	10,316
Work in progress, net of reserve for obsolescence of $1,114 (nil at September 30, 2010)	5,826	595
Finished goods, net of reserve for obsolescence of $3,191 ($758 at September 30, 2010)	21,045	12,955

	51,608	23,866

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
Inventories include the adjustment to step-up the carrying value of inventory acquired in the Eurand acquisition by $18,727,000 to estimated fair value as of February 11, 2011, less a charge to cost of goods sold as acquired inventory is sold amounting to $17,432,000 for the nine months ended June 30, 2011.
9. Property, Plant and Equipment

	June 30, 2011
		Accumulated
	Cost	depreciation	Net
	$	$	$
Land	4,936	—	4,936
Buildings	47,084	5,560	41,524
Furniture and equipment	36,462	4,449	32,013
Automotive equipment	30	1	29
Computer equipment and software	24,384	13,599	10,785
Leasehold and building improvements	1,356	473	883

	114,252	24,082	90,170

	September 30, 2010
		Accumulated
	Cost	depreciation	Net
	$	$	$
Land	2,240	—	2,240
Buildings	23,252	4,490	18,762
Furniture and equipment	8,534	3,515	5,019
Computer equipment and software	18,419	9,588	8,831
Leasehold and building improvements	1,220	295	925

	53,665	17,888	35,777

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
10. Goodwill and Intangible Assets
The following table reflects the changes in carrying amount of goodwill from September 30, 2010 to June 30, 2011:

	June 30,	September 30,
	2011	2010
	$	$
Balance, beginning of period	73,540	165,823
Acquisition of Eurand	106,517	—
Impairment	—	(91,400)
Foreign exchange	2,534	(883)

Balance, end of period	182,591	73,540

As disclosed in Note 4, the amount recorded as goodwill for the acquisition of Eurand is provisional and subject to the completion of the allocation of the fair value assigned to the assets acquired and liabilities assumed.
Trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life
The following table reflects the changes in the carrying amount of intangible assets:

	June 30, 2011
		Accumulated
	Cost	amortization	Net
	$	$	$
Balance, at October 1, 2010	459,207	111,245	347,962
Acquisition of Eurand	413,929	—	413,929
Other additions	431	—	431
Disposal of the PHOTOFRIN/PHOTOBARR product line	(11,749)	(1,503)	(10,246)
Amortization	—	44,170	(44,170)
Foreign exchange	10,061	1,252	8,809

Balance, at June 30, 2011	871,879	155,164	716,715

	September 30, 2010
		Accumulated
	Cost	amortization	Net
	$	$	$
Balance, at October 1, 2009	491,411	70,121	421,290
Impairment	(26,400)	(10,642)	(15,758)
Amortization	—	52,465	(52,465)
Foreign exchange	(5,804)	(699)	(5,105)

Balance, at September 30, 2010	459,207	111,245	347,962

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
The Company operates in the following geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	$	$	$	$
Total revenue
United States
Domestic sales	89,386	55,779	227,413	207,926
Foreign sales	2,436	530	4,998	3,151
Canada
Domestic sales	9,086	7,965	27,231	24,694
Foreign sales	80	192	441	192
European Union
Domestic sales	23,477	12,057	54,757	40,772
Foreign sales	6,690	3,957	13,613	8,242

	131,155	80,480	328,453	284,977

Revenue is attributed to geographic areas based on the country of origin of the sales.

	June 30,	September 30,
	2011	2010
	$	$
Property, plant, equipment and intangible assets
Canada	261,650	299,180
United States	50,126	13,906
European Union	495,109	70,653

	806,885	383,739

	June 30,	September 30,
	2011	2010
	$	$
Goodwill
Canada	61,887	61,887
United States	20,931	—
European Union	99,773	11,653

	182,591	73,540

APTALIS PHARMA INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
12. Accounts payable and accrued liabilities

	June 30,	September 30,
	2011	2010
	$	$
Accounts payable	22,967	18,677
Accounts payable to a shareholding company	942	1,574
Contract rebates, product returns and accrued chargebacks	61,174	29,039
Accrued interest on long-term debt	10,006	4,254
Accrued royalty fees	1,995	4,010
Accrued salaries	5,822	4,790
Accrued bonuses	13,487	6,695
Accrued liability related to Unapproved Pep’s	3,225	18,607
Option Agreement payment related to the Aeroquin Transaction	7,450	—
Severance indemnities	3,163	—
Deferred revenue	4,033	—
Other accrued liabilities	19,027	7,027

	153,291	94,673

13. Long-term Debt

	June 30,	September 30,
	2011	2010
	$	$
Senior secured term loan of $746,250 at June 30, 2011 bearing interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the prime rate of Banc of America Securities LLC, (b) the federal funds effective rate plus 1/2 of 1.00% and (c) the three-month LIBOR rate plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margins for borrowings under the Senior Secured Term Loan Facility are 3.00% with respect to base rate borrowings and 4.00% with respect to LIBOR borrowings. In addition, the LIBOR rate and base rate for borrowings under the Senior Secured Term Loan Facility are subject to a floor of 150 basis points and 250 basis points, respectively, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2017, subject to interest rate swap agreements as further disclosed in Note 18.
	742,874	—
Term loans of $138,823 at September 30, 2010, bearing interest at the one-month British Banker Association LIBOR (0.26% at September 30, 2010), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months	—	135,210
Unsecured loan of 2,002 Euros at June 30, 2011, with a variable interest of 1.6% above Euribor. Euribor interest rate has a cap of 2.5%	2,907	—
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	233,355	233,094
Senior notes bearing interest at 9.25%, redeemed on March 15, 2011	—	226,171

	979,136	594,475
Installments due within one year	8,958	13,163

	970,178	581,312

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
The Company borrowed $500,000,000 of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition of Eurand. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of the Company and Eurand, were used to repay the outstanding term loan portion amounting to $125,660,000 of the Company’s existing senior secured credit facilities. Following the repayment, all unamortized deferred financing fees of $2,653,000 and original issuance discount of $3,188,000 related to the term loan were written off and are included in Loss on extinguishment of debt in the accompanying Statement of Condensed Consolidated Operations.
On February 25, 2008, the Company had issued $228,000,000 aggregate principal amount of its 9.25% senior secured notes (the “Senior Secured Notes”) due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. On March 15, 2011, $250,000,000 of the Senior Secured Term Loan Facility was drawn to redeem the Company’s Senior Secured Notes at a redemption price of 106.938%. The aggregate redemption amount consisted of $228,000,000 in aggregate principal amount, and $15,819,000 of redemption premium which is included in loss on extinguishment of debt in the accompanying Statement of Condensed Consolidated Operations. Following the redemption all unamortized deferred financing fees of $4,992,000 and original issuance discount of $1,659,000 related to these notes were written off and are included in Loss on extinguishment of debt in the accompanying Statement of Condensed Consolidated Operations.
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
At June 30, 2011, $750,000,000 of term loans had been issued and no amounts had been drawn during the quarter against the revolving credit facility. The term loans were priced at $0.995, with a yield to maturity of 5.6%, before the effect of interest rate swaps as disclosed in Note 18. The Amended and Restated Senior Secured Credit Facility requires the Company to meet certain financial covenants, beginning quarter ending June 30, 2011. The maintenance of these financial covenants is solely with respect to the Senior Secured Revolving Credit Facility. These covenants were met as of June 30, 2011.The credit agreement governing the Amended and Restated Senior Secured Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Amended and Restated Senior Secured Credit Facility, (2) commencing with the fiscal year ending September 30, 2011, 50% (which percentage will be reduced if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Senior Secured Term Loan Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestment rights and certain other exceptions.
Pursuant to the annual excess cash flow requirements defined in the preceding credit agreement, the Company was required to prepay $13,163,000 of outstanding term loans in the first quarter of fiscal year 2011 ($17,583,000 for the fiscal year 2009 which was paid in the first quarter of fiscal year 2010).
On May 6, 2008, the Company had issued $235,000,000 of 12.75% senior unsecured notes due March 1, 2016, (the “Senior Unsecured Notes”). The Senior Unsecured Notes were priced at $0.9884 with a yield to maturity of 13.16%. The Senior Unsecured Notes are subordinated to the Credit Facility and Senior Secured Notes.
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

APTALIS PHARMA INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$
2012	8,958
2013	8,950
2014	7,500
2015	7,500
2016	242,500
Thereafter	708,750

984,158
Unamortized original issuance discount	5,022

979,136

14. Information Included in the Consolidated Operations and Cash Flows
a) Financial expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	$	$	$	$
Interest on long-term debt , including amortization of original issuance discount of $209 and $1,229 in 2011 ($510 and $1,535 in 2010)	18,187	14,604	49,959	43,983
Accretion expense on option agreement payment related to the Aeroquin transaction	345	—	345
Interest and bank charges	110	224	632	649
Interest rate swaps (Note 18)	—	—	—	17
Financing fees	659	143	11,216	421
Amortization of deferred debt issue expenses	1,372	1,241	4,895	3,724

	20,673	16,212	67,047	48,794

b) Other information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	$	$	$	$
Rental expenses	1,190	920	3,047	2,797
Shipping and handling expenses	2,078	1,758	5,278	5,052
Advertizing expenses	3,775	337	7,814	8,191
Depreciation of property, plant and equipment	3,141	2,136	8,832	6,235
Amortization of intangible assets	17,833	13,002	44,168	39,595
Stock-based compensation expense	617	1,163	6,381	272

APTALIS PHARMA INC.
Notes to Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
c) Employee benefit plan
A subsidiary of the Company has a defined contribution plan (the “Plan”) for its U.S. employees. Participation is available to substantially all U.S. employees. Employees may contribute up to 15% of their gross pay or up to limits set by the U.S. Internal Revenue Service. The Company may make matching contributions of a discretionary percentage. The Company charged to operations contributions to the plan totaling $181,000 for the three months and $542,000 for the nine months ended June 30, 2011, ($378,000 for the three-month period and $780,000 for the nine months ended June 30, 2010).
d) Employees severance indemnities
The liability for severance indemnities relates primarily to Eurand’s and now the Company’s employees in Italy. The unfunded severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded on the balance sheet is the amount the employee would be entitled to if the employee were to immediately terminate their employment.
e) Comprehensive Loss
Comprehensive loss was $84,076,000 and $143,110,000 for the three and nine months ended June 30, 2011, respectively and was $20,328,000 and $184,772,000 for the three and nine months ended June 30, 2010, respectively.
f) Cash flows relating to interest and income taxes of operating activities

	Nine Months Ended June 30,
	2011	2010
	$	$
Interest received	354	496
Interest paid	30,450	30,449
Income taxes received	765	2,400
Income taxes paid	9,342	4,128
15. Income Taxes
The Company establishes a valuation allowance against deferred tax assets in accordance with U.S. GAAP. At June 30, 2011, the Company has a valuation allowance of $111,694,000 against the Company’s net deferred tax assets generated in the U.S., of $4,857,000 against the deferred tax assets generated in Europe and of $931,000 against the deferred tax assets generated in Canada. In future periods, if the deferred tax assets are determined by management to be more likely than not to be realized, the tax benefits relating to the reversal of the valuation allowance will be recorded.
The Company’s effective tax rates for the three months and nine months ended June 30, 2011, were 2.5% and 3.4% respectively, as compared to 35.5% and minus10.9% respectively in the prior year’s periods. The effective tax rate for the three months and six months ended June 30, 2011, is affected by a number of elements, the most important being the non- deductibility of certain expenses and the establishment of a valuation allowance of $45,730,000 mainly against the Company’s net deferred tax assets generated in the U.S. during the nine months period ended June 30, 2011.
At June 30, 2011, with respect to uncertain tax positions, the Company had unrecognized tax benefits of $12,011,000 ($11,485,000 at September 30, 2010).
The following table presents a summary of the changes to unrecognized tax benefits:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	$	$	$	$
Balance, beginning of period	12,110	11,318	11,485	10,409
Acquisition of Eurand	—	—	401	—
Additions based on tax positions related to the current year	8	8	24	23
Additions for tax positions of prior years	194	120	1,494	1,040
Settlements	—	—	(1,063)	—
Reductions for tax positions of prior years	(301)	(423)	(330)	(449)

Balance, end of period	12,011	11,023	12,011	11,023

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. At June 30, 2011, the Company had accrued $1,293,000 ($1,075,000 at September 30, 2010) for interest relating to income tax matters. There were no amounts recorded for penalties at June 30, 2011.
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
The Company and its U.S. subsidiaries file as members of a U.S. Federal consolidated income tax return, of which Axcan Holdings is the parent. The consolidated income tax liability is allocated among the members of the group in accordance with a tax allocation agreement. The tax allocation agreement provides that each member of the group is allocated its share of the consolidated tax provision determined generally on a separate income tax return method.
At June 30, 2011, and September 30, 2010, no provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries that the Company intends to indefinitely reinvest.
16. Stock Incentive Plans
Management equity incentive plan
In April 2008, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “MEIP Plan”), pursuant to which the indirect parent company grants options to selected employees and directors of the Company. The MEIP Plan provides that a maximum of 3,833,307 shares of common stock of the indirect parent company are issuable pursuant to the exercise of options. The per share purchase price cannot be less than the fair value of the share of common stock of the indirect parent company at the grant date and the option expires no later than ten years from the date of grant. Vesting of these stock options is split into 3 categories: 1) time-based options: 50% of option grants generally vest ratably over 5 years and feature a fixed exercise price equal to the fair value of common stock of the indirect parent company on grant date; 2) premium options: 25% of stock option grants with an exercise price initially equal to the fair value of common stock on grant date that will increase by 10% each year and generally vesting ratably over 5 years; and 3) performance-based options: 25% of stock option grants with a fixed exercise price equal to the fair value of common stock on grant date which vest upon the occurrence of a liquidity event (as defined under the terms of the MEIP Plan) based on the achievement of return targets calculated based on the return received by majority shareholders from the liquidity event. While the time-based options and the premium options are expensed over the requisite service period, the performance-based options will not be expensed until the occurrence of the liquidity event. The MEIP Plan was amended and restated effective February 11, 2011 primarily to reflect an increase to a maximum of 5,033,507 shares of common stock of the indirect parent company issuable pursuant to the exercise of options and to change the required return targets that need to be achieved for vesting performance based options for options issued under the amended and restated plan.
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
The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10, equal to the share price at the date of grant. At June 30, 2011, there were 956,587 outstanding RSUs and Penny Options (1,172,396 at September 30, 2010) of which 953,253 (1,167,396 at September 30, 2010) were vested.

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
The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable as of June 30, 2011, the value of the awards to be expensed by the Company would range between $5,300,000 and $6,400,000 depending on the level of return expected to be realized by the majority shareholders.
17. Financial Instruments
Interest rate risk
The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 18, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing.
Currency risk
The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company has used derivative instruments historically to reduce its exposure to foreign currencies risk. At June 30, 2011, no foreign exchange contracts were outstanding. At June 30, 2011, the financial assets totaling $195,871,000 ($194,005,000 at September 30, 2010) include cash and cash equivalents and accounts receivable for CAN$7,090,000, 24,366,000 Euros and 1,089,000 Swiss francs respectively (CAN$4,073,000, 18,658,000 Euros and 1,820,000 Swiss francs at September 30, 2010). At June 30, 2011, the financial liabilities totaling $1,132,421,000 ($689,148,000 at September 30, 2010) include accounts payable and accrued liabilities and long-term debt of CAN$7,353,000, 28,927,000 Euros respectively (CAN$10,234,000 and 8,158,000 Euros at September 30, 2010).
Credit risk
The Company has approximately 72% of its cash and cash equivalents as of June 30, 2011 with two financial institutions. At times, such deposits may exceed the amount insured by the Federal Deposit Insurance Corporation.
Fair value of the financial instruments on the balance sheet
The estimated fair value of the financial instruments is as follows:

	June 30, 2011		September 30, 2010
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	$	$	$	$
Assets
Cash and cash equivalents	114,779	114,779	161,503	161,503
Accounts receivable from the parent company	603	603	487	487
Accounts receivable, net	80,489	80,489	32,015	32,015
Liabilities
Accounts payable and accrued liabilities	153,291	153,291	94,673	94,673
Long-term debt	999,448	979,136	608,535	594,475

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
18. Derivates and Hedging Activities
Risk management objective of using derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, conditions and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments, if any, are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.
Cash flow hedges of interest rate risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended June 30, 2011, such derivatives were used to hedge the variable cash flows associated with a portion of the existing variable-rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
On April 4, 2011, the Company entered into two separate pay-fixed, receive-floating interest rate swap agreements with an effective date of June 30, 2011 effectively converting a portion of the variable rate debt under its Amended and Restated Senior Secured Credit Facilities to fixed rate debt. The first swap has a notional amount of $331,000,000 amortizing to $84,000,000 by its maturity in December 2015. The second swap has a notional amount of $219,000,000 and matures in December 2016. These swaps were designated as cash flow hedges of interest rate risk. The interest rate swaps will effectively fix the Company’s interest payments on the hedged debt at 2.386% for the first swap and 3.18% for the second swap, respectively, inclusive of a LIBOR floor of 1.5%, plus the appropriate margin on each debt interest period which is currently 4%. As of June 30, 2011, the Company had two interest rate swaps with a combined notional amount of $550,000,000 that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps is 2.7%.
In March 2009, the Company had entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. The Company’s two interest rate swaps with a combined notional amount of $63,000,000 that were designated as cash flow hedges of interest rate risk matured during the quarter ended March 31, 2010.
Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $6,715,000 presently classified in Accumulated Other Comprehensive Income will be reclassed as an increase to interest expense during the next twelve months.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)
(unaudited)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2011.
Tabular disclosure of fair values of derivative instruments

		Liability Derivatives
		June 30, 2011
	Balance sheet location	Fair value
Derivatives designated as hedging instruments		$
Interest rate swaps	Other long-term liabilities	8,356

Total derivatives designated as hedging instruments		8,356

The tables below present the effect of the Company’s derivative financial instruments on the consolidated operations at June 30, 2011, and June 30, 2010.
Tabular disclosure of the effect of derivative instruments for the three months and nine months ended June 30, 2011, and 2010:

	Location in the
	Condensed
	Consolidated
	Financial
	Statements	Three Months Ended June 30,
		2011	2010
Interest rate swaps in cash flow hedging relationships		$	$
Gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of tax of $0	OCI	(8,374)	—
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(18)	—
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	—	—

Interest rate swaps not designated as hedging instruments Loss recognized in income on derivatives	Financial expenses	—	—

	Location in the
	Condensed
	Consolidated	Nine Months Ended June 30,
	Financial
	Statements	2011	2010
Interest rate swaps in cash flow hedging relationships		$	$
Gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of tax of $166 in 2010	OCI	(8,374)	(309)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(18)	(464)
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	—	447

Interest rate swaps not designated as hedging instruments Loss recognized in income on derivatives	Financial expenses	—	—
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached this provision, it could have been required to settle its obligations under the agreements at their termination value, including accrued interest and excluding any adjustment for nonperformance risk , related to these agreements of $9,361,000. The Company has not posted any collateral related to these agreements.

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
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized below:

Quoted prices in
	active markets for		Significant
	identical assets	Significant other	unobservable
	and liabilities	observable inputs	inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
	$	$	$	$
Liabilities
Derivative financial instruments		8,374		8,374

Derivative financial instruments represent interest rate swap agreements as more fully described in Note 18 and are measured at fair value based on market observable interest rate curves as of the measurement date. There are no other financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010.
During the nine months ended June 30, 2010, the Company recorded a goodwill impairment charge of $91,400,000 and an intangible assets impairment charge of $15,758,000 related to the PEPs event. The fair value measurement method used in the Company’s impairment analysis utilized a discounted cash flow model and market approach that incorporates significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.
20. Related Party Transactions
At June 30, 2011, the Company had a note receivable from its parent company amounting to $78,154,000 ($133,154,000 at September 30, 2010). During the three months ended June 30, 2011, the parent company made a partial repayment of $55,000,000 on the note receivable from the contributions made by Aptalis Holdings of proceeds received from an equity investment made by Investor Growth Capital Limited managed funds. The Company earned interest income on the note of $1,244,000 (net of taxes of $670,000) and $5,149,000 (net of taxes of $2,773,000) during the three and nine months ended June 30, 2011 respectively. The Company earned interest income on the note of $1,952,000 (net of taxes of $1,052,000) and $5,857,000 (net of taxes of $3,155,000) during the three and nine months ended June 30, 2010 respectively. The related interest receivable from the parent company amounting to $35,052,000 at June 30, 2011, ($27,130,000 at September 30, 2010) has been recorded in the shareholders’ equity section of the condensed consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholders’ equity. At June 30, 2011, the Company has also an account receivable from the parent company amounting to $603,000 ($487,000 at September 30, 2010).
The Company recorded charges pursuant to the terms of a management fee arrangement with a controlling shareholding company of $891,000 and $2,460,000 during the three and nine months ended June 30, 2011 respectively ($703,000 and $2,558,000 for the three and nine months ended June 30 2010). Also, during the nine months ended June 30, 2011, the Company recorded fees from a controlling shareholding company amounting to $5,028,000 of which $1,508,000 was accounted for as deferred debt issue costs, $2,514,000 as selling and administrative expense and $1,006,000 as financing fees. At June 30, 2011, the Company accrued fees payable to a controlling shareholding company amounting to $942,000 ($1,574,000 at September 30, 2010).
The Company paid a dividend to its parent company of $415,000 and $440,000 during the three and nine months ended June 30, 2011 respectively ($128,000 for three and nine months ended June 30, 2010) to allow for the payment of certain group expenses.

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
21. Condensed Consolidating Financial Information
As of June 30, 2011, the Company had outstanding $742,874,000 aggregate principal amount of the Senior Secured Term Loan Facility. The Senior Secured Term Loan Facility is fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.
The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors at June 30, 2011, and September 30, 2010, the condensed consolidating statements of operations for the three and nine months ended June 30, 2011, and June 30, 2010, and the condensed consolidating statement of cash flows for the nine months ended June 30, 2011, and June 30, 2010.
Condensed consolidating balance sheet as of June 30, 2011

			Subsidiary
	Aptalis	Subsidiary	non-
	Pharma Inc.	guarantors	guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	9,527	49,997	55,255	—	114,779
Accounts receivable, net	—	57,856	23,341	—	81,197
Accounts receivable from the parent company	53	550	—	—	603
Intercompany receivables	66,792	14,140	14,453	(94,385)	—
Income taxes receivable	—	3,296	768	—	4,064
Inventories, net		36,577	23,287	(8,256)	51,608
Prepaid expenses and other current assets	90	2,697	11,684	(271)	14,200
Deferred income taxes, net	—	1,873	1,778	2,592	6,243

Total current assets	75,462	166,986	130,566	(100,320)	272,694
Property, plant and equipment, net	—	40,096	50,074	—	90,170
Intangible assets, net	—	271,680	445,035	—	716,715
Investments in subsidiaries	(192,111)	1,240,553	184,298	(1,232,740)	—
Intercompany advances	1,070,670	245,265	641,954	(1,957,889)	—
Goodwill, net	—	82,818	99,773	—	182,591
Deferred debt issue expenses, net	29,101	1,754	—	—	30,855
Deferred income taxes, net	—	—	9,813	—	9,813

Total assets	983,122	2,049,152	1,561,513	(3,290,949)	1,302,838

Liabilities
Current liabilities
Accounts payable and accrued liabilities	12,504	103,311	37,747	(271)	153,291
Income taxes payable	—	1,148	655	—	1,803
Intercompany payables	2,172	72,830	19,383	(94,385)	—
Short-term portion of long term debt	6,770	730	1,458	—	8,958
Deferred income taxes	—	—	49	—	49

Total current liabilities	21,446	178,019	59,292	(94,656)	164,101

Long-term debt	897,152	71,576	1,450	—	970,178
Intercompany advances	23,849	1,730,469	203,571	(1,957,889)	—
Other long-term liabilities	7,543	11,975	22,354	—	41,872
Employees severance indemnities	—	—	4,800	—	4,800
Deferred income taxes	—	26,791	61,964	—	88,755

Total liabilities	949,990	2,018,830	353,431	(2,052,545)	1,296,706

Shareholders’ Equity
Capital stock
Common shares	1	29,519	1,103,747	(1,133,266)	1
Preferred shares	—	298,298	—	(298,298)	—
Purchased price allocation at equity	—	—	3,757	(3,757)	—
Retained earnings (deficit)	(619,605)	(400,124)	62,447	337,677	(619,605)
9.05% Note receivable from the parent company	(78,154)	—	—	—	(78,154)
Additional paid-in capital	756,827	121,023	31,654	(152,677)	756,827
Accumulated other comprehensive loss	(25,937)	(18,394)	6,477	11,917	(25,937)

Total shareholders’ equity	33,132	30,322	1,208,082	(1,238,404)	33,132

Total liabilities and shareholders’ equity	983,122	2,049,152	1,561,513	(3,290,949)	1,302,838

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating balance sheet as of September 30, 2010

	Aptalis	Subsidiary	Subsidiary
	Pharma Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	864	104,608	56,031	—	161,503
Accounts receivable, net	—	19,262	13,117	—	32,379
Accounts receivable from the parent company	50	437	—	—	487
Intercompany receivables	11,092	1,618	4,265	(16,975)	—
Income taxes receivable	—	2,906	—	—	2,906
Inventories, net	—	17,697	6,563	(394)	23,866
Prepaid expenses and other current assets	48	2,385	844	—	3,277
Deferred income taxes, net	—	1,355	857	119	2,331

Total current assets	12,054	150,268	81,677	(17,250)	226,749
Property, plant and equipment, net	—	27,383	8,394	—	35,777
Intangible assets, net	—	285,703	62,259	—	347,962
Investments in subsidiaries	(354,104)	830,813	78,175	(554,884)	—
Intercompany advances	826,431	91,811	679,391	(1,597,633)	—
Goodwill, net	—	61,887	11,653	—	73,540
Deferred debt issue expenses, net	18,021	2,422	—	—	20,443
Deferred income taxes, net	—	—	8,706	—	8,706

Total assets	502,402	1,450,287	930,255	(2,169,767)	713,177

Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,975	77,887	10,811	—	94,673
Income taxes payable	—	1,938	1,508	—	3,446
Intercompany payables	449	15,340	1,186	(16,975)	—
Installments on long-term debt	5,546	7,617	—	—	13,163
Deferred income taxes	—	47	—	—	47

Total current liabilities	11,970	102,829	13,505	(16,975)	111,329
Long-term debt	510,663	70,649	—	—	581,312
Intercompany advances	801	1,512,092	84,740	(1,597,633)	—
Other long-term liabilities	—	10,028	—	—	10,028
Deferred income taxes	—	30,618	922	—	31,540

Total liabilities	523,434	1,726,216	99,167	(1,614,608)	734,209

Shareholders’ Equity (Deficiency)
Capital stock
Common shares	1	21,020	735,742	(756,762)	1
Preferred shares	—	78,175	—	(78,175)	—
Retained earnings (deficit)	(468,152)	(354,020)	98,657	255,363	(468,152)
9.05% Note receivable from the parent company	(133,154)	—	—	—	(133,154)
Additional paid-in capital	614,113	12,736	689	(13,425)	614,113
Accumulated other comprehensive loss	(33,840)	(33,840)	(4,000)	37,840	(33,840)

Total shareholders’ equity (deficiency)	(21,032)	(275,929)	831,088	(555,159)	(21,032)

Total liabilities and shareholders’ equity (deficiency)	502,402	1,450,287	930,255	(2,169,767)	713,177

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating operations for the three months ended June 30, 2011

	Aptalis	Subsidiary	Subsidiary
	Pharma Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	97,125	29,583	(10)	126,698
Development fees	—	945	426	—	1,371
Royalties	—	2,905	181	—	3,086

Total revenue	—	100,975	30,190	(10)	131,155

Cost of goods sold	—	31,168	17,818	(457)	48,529
Selling and administrative expenses	236	27,804	11,313	(93)	39,260
Management fees	892	—	—	—	892
Research and development expenses	—	8,141	11,504	—	19,645
Other research and development expenses attributable to development fees	—	931	575	—	1,506
Acquired in-process research	—	—	50,190	—	50,190
Depreciation and amortization	—	12,564	8,410	—	20,974
Transaction and restructuring costs	3,925	7,948	799	—	12,672

Total operating expenses	5,053	88,556	100,609	(550)	193,668

Operating income (loss)	(5,053)	12,419	(70,419)	540	(62,513)

Financial expenses	19,080	31,700	4,099	(34,206)	20,673
Interest income	(16,205)	(3,695)	(14,362)	34,206	(56)
Other income	—	—	(242)	242	—
Loss (gain) on foreign currencies	(6,225)	4,278	(619)	2,282	(284)

Total other expenses (income)	(3,350)	32,283	(11,124)	2,524	20,333

Loss before income taxes	(1,703)	(19,864)	(59,295)	(1,984)	(82,846)
Income taxes expense (benefit)	(668)	554	(2,081)	139	(2,056)
Equity in loss in subsidiaries	(79,755)	(5,969)	—	85,724	—

Net loss	(80,790)	(26,387)	(57,214)	83,601	(80,790)

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating operations for the three months ended June 30, 2010

	Aptalis	Subsidiary	Subsidiary
	Pharma Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	64,305	16,280	(105)	80,480

Cost of goods sold	—	14,634	6,585	(391)	20,828
Selling and administrative expenses	3,905	16,671	6,759	—	27,335
Management fees	703	—	—	—	703
Research and development expenses	—	7,678	933	—	8,611
Acquired in-process research	—	7,948	—	—	7,948
Depreciation and amortization	—	13,298	1,840	—	15,138

Total operating expenses	4,608	60,229	16,117	(391)	80,563

Operating income (loss)	(4,608)	4,076	163	286	(83)

Financial expenses	14,923	27,989	1,711	(28,411)	16,212
Interest income	(12,154)	(1,852)	(14,594)	28,411	(189)
Loss (gain) on foreign currencies	24,824	(17,417)	(122)	(8,044)	(759)

Total other expenses (income)	27,593	8,720	(13,005)	(8,044)	15,264

Income (loss) before income taxes	(32,201)	(4,644)	13,168	8,330	(15,347)
Income taxes expense (benefit)	(17,726)	9,691	2,501	86	(5,448)
Equity in earnings in subsidiaries	4,576	18,911	—	(23,487)	—

Net income (loss)	(9,899)	4,576	10,667	(15,243)	(9,899)

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating operations for the nine months ended June 30, 2011

	Aptalis	Subsidiary	Subsidiary
	Pharma Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	254,828	67,617	(35)	322,410
Development fees	—	1,442	528	—	1,970
Royalties	—	3,825	248	—	4,073

Total revenue	—	260,095	68,393	(35)	328,453

Cost of goods sold	—	64,724	31,501	1,580	97,805
Selling and administrative expenses	2,713	73,686	27,169	(93)	103,475
Management fees	2,460	—	—	—	2,460
Research and development expenses	—	23,339	14,244		37,583
Other research and development expenses attributable to development fees	—	1,562	799	—	2,361
Acquired in-process research	—	—	50,190	—	50,190
Depreciation and amortization	—	36,734	16,266	—	53,000
Loss on disposal of assets	—	7,365	—	—	7,365
Transaction and restructuring costs	22,171	8,251	4,547	—	34,969

Total operating expenses	27,344	215,661	144,716	1,487	389,208

Operating income (loss)	(27,344)	44,434	(76,323)	(1,522)	(60,755)

Financial expenses	62,091	91,159	8,132	(94,335)	67,047
Loss of extinguishment of debt	24,269	4,042	—	—	28,311
Interest income	(42,567)	(7,879)	(44,260)	94,335	(371)
Other income	—	—	(725)	725	—
Loss (gain) on foreign currencies	(16,829)	11,863	(306)	5,864	592

Total other expenses (income)	26,964	99,185	(37,159)	6,589	95,579

Loss before income taxes	(54,308)	(54,751)	(39,164)	(8,111)	(156,334)
Income taxes expense (benefit)	(2,773)	926	(2,961)	(513)	(5,321)
Equity in loss in subsidiaries	(99,478)	9,567	—	89,911	—

Net loss	(151,013)	(46,110)	(36,203)	82,313	(151,013)

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating operations for the nine months ended June 30, 2010

	Aptalis	Subsidiary	Subsidiary
	Pharma Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	236,888	49,500	(1,411)	284,977
Cost of goods sold — 98,718 18,247 (1,359) 115,606
Selling and administrative expenses	5,250	61,794	20,756	—	87,980
Management fees	2,558	—	—	—	2,558
Research and development expenses	—	21,448	3,272	—	24,720
Acquired in-process research	—	7,948			7,948
Depreciation and amortization	—	39,954	5,876	—	45,830
Impairment of intangible assets and goodwill	—	107,158	—	—	107,158

Total operating expenses	7,808	337,200	48,151	(1,359)	391,800

Operating income (loss)	(7,808)	(100,312)	1,349	(52)	(106,823)

Financial expenses	44,826	84,506	5,476	(86,014)	48,794
Interest income	(36,690)	(5,782)	(44,038)	86,014	(496)
Other income	—	(7,700)	—	—	(7,700)
Loss (gain) on foreign currencies	47,689	(31,685)	(144)	(15,226)	634

Total other expenses (income)	55,825	39,339	(38,706)	(15,226)	41,232

Income (loss) before income taxes	(63,633)	(139,651)	40,055	15,174	(148,055)
Income taxes expense (benefit)	16,245	(1,637)	1,566	(16)	16,158
Equity in earnings (loss) in subsidiaries	(84,335)	53,679	—	30,656	—

Net income (loss)	(164,213)	(84,335)	38,489	45,846	(164,213)

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating cash flows for the nine months ended June 30, 2011

	Aptalis	Subsidiary	Subsidiary
	Pharma Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(103,132)	59,863	(20,306)	—	(63,575)

Cash flows from investing activities
Acquisition, net of cash acquired	—	—	(525,667)	—	(525,667)
Disposal of intangible assets	—	500	—	—	500
Acquisition of property, plant and equipment	—	(2,729)	(2,586)	—	(5,315)
Acquisition of intangible assets	—	—	(431)	—	(431)
Intercompany advances	(330,397)	(157,503)	52,341	435,559	—
Investments in subsidiaries	(138,142)	(339,621)	(106,123)	583,886	—

Net cash used in investing activities	(468,539)	(499,353)	(582,466)	1,019,445	(530,913)

Cash flows from financing activities
Issuance of long-term debt	673,615	72,635	—	—	746,250
Repayment of long-term debt	(289,876)	(80,698)	(712)	—	(371,286)
Repayment of the Note from the Parent Company	55,000	—	—	—	55,000
Stock-based compensation plan redemptions	—	(894)	—	—	(894)
Deferred debt issue expenses	(21,014)	(1,949)	—	—	(22,963)
Intercompany advances	23,049	175,659	236,851	(435,559)	—
Dividends paid	(440)	—	—	—	(440)
Capital contribution	140,000	—	(6,502)	6,502	140,000
Issue of shares	—	220,123	370,265	(590,388)	—

Net cash provided by financing activities	580,334	384,876	599,902	(1,019,445)	545,667

Foreign exchange gain on cash held in foreign currencies	—	3	2,094	—	2,097

Net increase (decrease) in cash and cash equivalents	8,663	(54,611)	(776)	—	(46,724)
Cash and cash equivalents, beginning of period	864	104,608	56,031	—	161,503

Cash and cash equivalents, end of period	9,527	49,997	55,255	—	114,779

APTALIS PHARMA INC.
Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)
(unaudited)
Condensed consolidating cash flows cash flows for the nine months ended June 30, 2010

	Aptalis	Subsidiary	Subsidiary
	Pharma Inc.	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(40,940)	73,672	32,924	—	65,656

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(4,256)	(815)	—	(5,071)
Intercompany advances	7,408	(42,154)	—	34,746	—
Investments in subsidiaries	—	—	(68,000)	68,000	—

Net cash provided by (used in) investing activities	7,408	(46,410)	(68,815)	102,746	(5071)

Cash flows from financing activities
Repayment of long-term debt	(8,791)	(12,074)	—	—	(20,865)
Stock-based compensation plan redemptions	(336)	—	—	—	(336)
Intercompany advances	42,154	(7,408)	—	(34,746)	—
Dividends paid	(128)	—	—	—	(128)
Issue of shares	—	68,000	—	(68,000)	—

Net cash provided by (used in) financing activities	32,899	48,518	—	(102,746)	(21,329)

Foreign exchange gain (loss) on cash held in foreign currencies	—	33	(1,949)	—	(1,916)

Net increase (decrease) in cash and cash equivalents	(633)	75,813	(37,840)	—	37,340
Cash and cash equivalents, beginning of period	702	41,859	83,874	—	126,435

Cash and cash equivalents, end of period	69	117,672	46,034	—	163,775

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On May 4, 2011, Axcan Intermediate Holdings Inc. announced that it has changed its name to Aptalis Pharma Inc.
You should read the following discussion in conjunction with the Interim Condensed Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this Quarterly Report. The results of operations for the three and nine months ended June 30, 2011, and June 30, 2010, reflect the results of operations for Aptalis Pharma Inc. previously known as Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.
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
OVERVIEW
Our Business
Aptalis Pharma Inc. is a privately held, leading specialty pharmaceutical company providing innovative, effective therapies for unmet medical needs including cystic fibrosis and gastrointestinal disorders. Aptalis has manufacturing and commercial operations in the United States, the European Union and Canada, and its products include ZENPEP®, CANASA®, CARAFATE®, LACTEOL®, DELURSAN®, and SALOFALK®. Our vision is to become the reference specialty pharma company providing innovative, effective therapies for unmet medical needs, including cystic fibrosis and gastrointestinal disorders, and we hope to achieve this through our mission: to improve health and quality of care by providing specialty therapies for patients around the world. The Company will strive to improve patient quality of care thanks to a broad range of products in cystic fibrosis and gastrointestinal disorders, a robust pipeline, technology platform, manufacturing capabilities and a skilled team of professionals with deep understanding of our customers’ needs.
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

Acquisition of Eurand N.V. (“Eurand Acquisition”)
On February 11, 2011 or Acquisition Date, Axcan Holdings Inc., which subsequently changed its name to Aptalis Holdings Inc. (“Aptalis Holdings”), the Company’s indirect parent, and Axcan Pharma Holding B.V. (“Axcan AcquisitionCo”), an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired the outstanding equity of Eurand N.V. (“Eurand”) for total consideration of approximately $589.6 million equity. As a result of the acquisition, Eurand has become an indirect subsidiary.
Prior to the transaction, Eurand was a specialty pharmaceutical company that developed, manufactured and commercialized enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies. Eurand has had six products approved by the FDA since 2001 and has a pipeline of product candidates in development for itself and its collaboration partners. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was a global company with facilities in the U.S. and Europe. The acquisition of Eurand enables us to leverage the combination of two leading specialty pharmaceutical players, expand our gastroenterology product portfolio and provide us with a proprietary R&D growth engine and technology platforms supported by an extensive patent portfolio to meaningfully diversify its business and expand its geographic and manufacturing footprint.
Fair value of consideration transferred
The table below details the consideration transferred to acquire Eurand:

	Conversion		Form of
	Calculation	Fair Value	Consideration
		(in millions of U.S. dollars)
Eurand common stock outstanding as of acquisition date	48,359,433	580.3	Cash
Multiplied by cash consideration per common share outstanding	12.00
Eurand stock options canceled for a cash payment(a)		9.3	Cash

Total fair value of consideration transferred		589.6

(b)	Each Eurand stock option, whether or not vested and exercisable on the acquisition date, was canceled for a cash payment equal to the excess of the per share value of the acquisition consideration over the per share exercise price of the Eurand stock option.
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
We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of Axcan and Eurand, were used to repay the outstanding term loan portion amounting to $125.7 million of the Company’s prior senior secured credit facilities. The remaining amount of $250.0 million of the Senior Secured Term Loan Facility was used on March 15, 2011 to redeem 100% of our existing 9.25% senior secured notes due 2015.
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
•	Amounts and useful lives for identifiable intangible assets and property, plant and equipment, pending the finalization of valuation;

•	Amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, revision to fair value of acquired assets and liabilities, and the filing of Eurand’s pre-acquisition tax returns; and

•	The allocation of goodwill among reporting units.
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

			Amounts
	Book value as at	Step-up to	recognized as of
(in millions of U.S. dollars)	February 11, 2011	fair value	acquisition date
	$	$	$
Cash and cash equivalents	63.9	—	63.9
Accounts receivable (a)	22.7	—	22.7
Inventories (b)	25.5	18.7	44.2
Other current assets (c)	6.6	—	6.6
Property, plant and equipment	44.6	10.9	55.5
Identifiable intangible assets (d)	7.0	406.9	413.9
Current liabilities (e)	(52.0)	—	(52.0)
Long-term debt, including current portion	(3.4)	—	(3.4)
Deferred income taxes liabilities, net (f)	(0.2)	(61.0)	(61.2)
Other non-current liabilities	(8.5)	2.3	(6.2)

Total identifiable net assets	106.2	377.8	484.0
Goodwill (g)	37.5	69.0	106.5

Net assets acquired	143.7	446.8	590.5
Effective settlement of pre-existing relationships (h)	(0.9)	—	(0.9)

Total fair value of consideration transferred			589.6

(i)	As of acquisition date, the fair value of accounts receivable acquired approximated book value. The gross contractual amount receivable was $23.2 million, of which $0.5 million was not expected to be collected.

(j)	Reflects the adjustment to step-up the carrying value of inventory acquired by $18.7 million to estimated fair value as of February 11, 2011. The stepped-up value is recorded as a charge to cost of goods sold as acquired inventory is sold.

(k)	Includes prepaid assets and income tax receivable.

(l)	The amounts recorded for the major components of acquired identifiable intangible assets are as follows:

	Amounts	Weighted
	recognized as of	average useful
(in millions of U.S. dollars)	acquisition date	lives (years)
	$	$
Trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life	413.9	17.04

Total identifiable intangible assets	413.9	17.04

In addition, the estimated aggregate amortization expense for the five succeeding years will be $25.6 million annually.

(m)	Includes accounts payable, accrued liabilities and income taxes payable.

(n)	Comprises of current deferred tax assets $0.8 million, non-current deferred tax assets $15.7 million and non-current deferred tax liabilities $77.7 million.

(o)	The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is largely attributable to synergies expected to result from combining the operations of Eurand and the Company and intangible assets that do not qualify for separate recognition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The allocation of goodwill among reporting units is not complete, pending finalization of the Company’s internal reporting structure and composition of its post-acquisition operating segments and reporting units.

(p)	The Company had entered into an exclusive development license and supply agreement with Eurand. No gain or loss was recognized in conjunction with the effective settlement of the contractual relationship between the Company and Eurand as a result of this acquisition.
Transaction related costs
During the three and nine months ended June 30, 2011, we have expensed $0.5 million and $11.8 million respectively (an additional $1.1 million was expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the acquisition of Eurand, which are included in Transaction, restructuring and integration costs in the accompanying Statement of Condensed Consolidated Operations.
Actual and proforma information
The revenues derived from the Eurand entities for the period from the Acquisition Date to June 30, 2011 were $69.7 million and earnings before income taxes was $0.7 million, excluding the effects of the non-recurring acquisition accounting adjustments described above.
The following table presents pro forma consolidated results of operations as if the acquisition of Eurand had occurred as of October 1, 2009:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	$	$	$	$
Total revenue	131.2	116.6	392.6	378.0
Loss before income taxes	(57.1)	(34.4)	(84.6)	(151.5)

Net loss	(56.9)	(27.1)	(83.4)	(161.9)

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
The pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the transaction been completed on October 1, 2009. In addition, the pro forma information does not purport to project the future results of operations of the Company. The pro forma information reflects primarily the following pro forma adjustments:
•	elimination of product sales and royalties between Eurand and the Company, an elimination of the Company’s cost of sales for Eurand-sourced inventories, and the elimination of certain PEP-related charges stemming from intercompany transactions;

•	elimination of Eurand’s historical intangible asset amortization expense;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

•	elimination of interest expense and amortization of deferred financing costs related to the Company’s term loan under the legacy senior secured credit facilities and 9.25% senior secured notes due 2015 that were repaid as part of the acquisition transaction;

•	additional interest expense and amortization of deferred financing costs associated with financing obtained under the Amended and Restated Senior Secured Credit Facilities obtained by the Company in connection with the acquisition transaction;

•	reduction of interest income associated with cash and cash equivalents that were used to partially fund the acquisition;

•	elimination of acquisition-related costs and acquisition-related restructuring charges;

•	elimination of $17.4 million of the acquisition accounting adjustment on Eurand’s inventory that was sold subsequent to the Acquisition Date, which will not have a continuing impact on the Company’s operations.
The pro forma effective tax rate differs from the statutory rate due to the relatively large impact of actual permanent differences on relatively small pro forma income before tax, valuation allowances on deferred tax assets in certain jurisdictions, and the expected impact of foreign withholding taxes upon repatriation of foreign earnings.

Agreements with Mpex Pharmaceuticals Inc. for the acquisition and development of Aeroquin™
On April 11, 2011, Aptalis Holdings, an indirect parent company of the Company, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Under these agreements, Aptalis Holdings has an option to acquire all of Mpex’s assets related to Aeroquin™ in a merger, with continued development of Aeroquin™ by Mpex under the terms of a Development Agreement between the parties. Prior to the merger Mpex will transfer all of its assets that are not related to Aeroquin™ to a newly formed company that will be owned primarily by current Mpex stockholders. As a result of the Aeroquin Transaction, the Company made an initial non-contingent payment of $12.0 million on April 21, 2011. Additional remaining time-based, non-contingent payments in relation with the Aeroquin Transaction amounting to $33.0 million and an additional $17.5 million of time-based payments contingent only on completing the Merger to be expensed to acquired in-process research upon completing the Merger and will be paid in a number of installments, of which the final installment is due on April 1, 2014.
Under the terms of the Option Agreement dated April 11, 2011 among Aptalis Holdings, Mpex, and Axcan Lone Star Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Aptalis Holdings and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Aptalis Holdings had option to terminate the Merger Agreement described below. This option could have been exercised during a certain period of time, which period in no event ended on August 1, 2011. We did not exercise the option.
Under the terms of the Agreement and Plan of Merger dated April 11, 2011 (the “Merger Agreement”) among Aptalis Holdings, Merger Sub, Mpex and certain stockholders of Mpex who will serve as representatives of the Mpex security holders under the Merger Agreement, Merger Sub will merge with and into Mpex, with Mpex surviving (the “Surviving Company”) as an indirect wholly-owned subsidiary of Aptalis Holdings and a direct wholly-owned unrestricted subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the aggregate merger consideration that the Mpex security holders will receive, subject to the consummation of the Merger, consists of (i) the non-contingent payments mentioned above; (ii) contingent payments of up to $195 million if certain regulatory and commercial milestones are met related to Aeroquin™, and (iii) earn-out payments based on net sales of Aeroquin™. Indemnity obligations of the Mpex security holders will be satisfied by set-off against a portion of the foregoing merger consideration payments.
The Merger is expected to close during the fourth quarter of 2011.The further development of Aeroquin™ will be conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Aptalis Holdings, Merger Sub, and Mpex. Upon completion of the divestiture of assets and liabilities unrelated to Aeroquin™ (the “Divestiture”) to a newly formed company (“Spinco”), Spinco will assume all of Mpex’s obligations under the Development Agreement. Under the Development Agreement, Mpex (and after the Divestiture, Spinco) will be paid for the actual development costs of Aeroquin™ and will have primary responsibility for conducting day-to-day development activities. Aptalis Holdings will be required to pay in advance development costs estimated for the next three months based on a rolling three month forecast. Aptalis Holdings and Merger Sub will have input regarding development strategy. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $8.7 million for development expenses incurred by Mpex since November 15, 2010, which has been expensed as acquired in-process research and an additional $9.9 million for estimated development costs to be incurred during the first three months of the Development Agreement, of which $8.5 million has been expensed as research and development. All payments under the Development Agreement, Option Agreement and Merger Agreement to Mpex or Mpex security holders, as applicable, will be made by or on behalf of Merger Sub (or after the consummation of the Merger, the Surviving Company).
During the three months ended June 30, 2011, the Company expensed $50.2 million as acquired in-process research and development reflecting the initial non-contingent payment of $12.0 million, the discounted value of future time-based non-contingent payments payable under the Option agreement of $29.5 million (with a corresponding liability) and the payment towards certain pre-agreement incurred development expenses of $8.7 million. As of June 30, 2011, $8.7 million reflecting forecasted development costs for the next three months is included in prepaid expenses and other current assets.
Equity investment in Aptalis Holdings
Simultaneous with the execution of the Mpex agreements, Aptalis Holdings received the proceeds of a $55.0 million equity investment from funds managed by Investor Growth Capital Limited. Aptalis Holdings contributed the proceeds of the equity investment to its subsidiaries to fund a portion of the cost of the Mpex transactions and a partial repayment on the Company’s $133.2 million note receivable from its parent company.

FINANCIAL OVERVIEW FOR THREE AND NINE MONTHS ENDED JUNE 30, 2011
This discussion and analysis is based on our unaudited condensed interim financial statements as of June 30, 2011 and our audited annual consolidated financial statements and the related notes thereto reported under U.S. GAAP. The results of Eurand’s business have been included in our results of operations, financial condition and cash flows only for the period subsequent to the completion of the Acquisition Date. For a description of our products prior to the Eurand acquisition, see the section entitled “Business Products” in Item 1, Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission.
For the three months ended June 30, 2011, total revenue was $131.2 million ($80.5 million for the three months ended June 30, 2010), operating loss was $62.5 million ($0.0 million for the three months ended June 30, 2010) and net loss was $80.8 million ($9.9 million for the three months ended June 30, 2010). For the nine months ended June 30, 2011, total revenue was $328.5 million ($285.0 million for the nine months ended June 30, 2010), operating loss was $60.7 million ($106.8 million for the corresponding period of fiscal year 2010) and net loss was $151.0 million ($164.2 million for the corresponding period of fiscal year 2010).
Total revenue in the United States was $91.8 million (70.0% of total revenue) for the three months ended June 30, 2011, compared to $56.3 million (69.9% of total revenue) for the corresponding period of the preceding fiscal year. In the European Union, total revenue was $30.2 million (23.0% of total revenue) for the three months ended June 30, 2011, compared to $16.0 million (19.9% of total revenue) for the corresponding period of the preceding fiscal year. In Canada, total revenue was $9.2 million (7.0% of total revenue) for the three months ended June 30, 2011, compared to $8.2 million (10.2% of total revenue) for the corresponding period of the preceding fiscal year. Total revenue in the United States was $232.4 million (70.8% of total revenue) for the nine months ended June 30, 2011 compared to $211.1 million (74.1% of total revenue) for the corresponding period of the preceding fiscal year. In the European Union, total revenue was $68.4 million (20.8% of total revenue) for the nine months ended June 30, 2011, compared to $49.0 million (17.2% of total revenue) for the corresponding period of the preceding fiscal year. In Canada, total revenue was $27.7 million (8.4% of total revenue) for the nine months ended June 30, 2011, compared to $24.9 million (8.7% of total revenue) for the corresponding period of the preceding fiscal year.
Unapproved pancreatic enzyme products (“PEPs”) event
As previously disclosed, we ceased distributing our ULTRASE MT and VIOKASE product lines in the U.S. effective April 28, 2010. ULTRASE MT and VIOKASE had accounted for approximately 19% of our total net sales in the last three fiscal years ended September 30, 2009.
This action was taken as we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products. We also interrupted shipments of product from the United States to Canada and export markets to allow time for the U.S. Food and Drug Administration to review our request confirming that applicable export requirements were being met as the FDA does not currently allow any shipment of this product within the U.S. As of June 30, 2011, this interruption of shipments was still in place.
We are in ongoing discussions with the FDA and continue to work with the manufacturer of the active pharmaceutical ingredient to address the remaining open issues identified by the FDA. However, we do not believe those remaining issues require us to conduct additional clinical studies.
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
The reserve related to the PEPs event, was $3.2 million at June 30, 2011, ($11.0 million at September 30, 2010). This reserve was affected by a reversal of $3.7 million in the nine months ended June 30, 2011 to reflect the estimated sales value of the remaining inventory in the distribution channel as of June 30, 2011. In future periods, we will continue to monitor and review the assumptions and estimates and will prospectively record changes to the PEPs reserve.

Financial highlights

	June 30,	September 30,
(in millions of U.S. dollars)	2011	2010
	$	$
Total assets	1,302.8	713.2
Long-term debt (a)	979.1	594.5
Shareholders’ equity (deficiency)	33.1	(21.0)

(a)	Including the current portion

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions of U.S. dollars)	2011	2010	2011	2010
	$	$	$	$
Total revenue	131.2	80.5	328.5	285.0
EBITDA (1)	(41.2)	15.9	(36.6)	(53.9)
Adjusted EBITDA (1)	46.0	41.7	118.7	137.9
Net loss	(80.8)	(9.9)	(151.0)	(164.2)

(1)	A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions of U.S. dollars)	2011	2010	2011	2010
	$	$	$	$
Net loss	(80.8)	(9.9)	(151.0)	(164.2)
Financial expenses	20.7	16.3	67.1	48.8
Interest income	(0.1)	(0.2)	(0.4)	(0.5)
Income tax expense (benefit)	(2.0)	(5.4)	(5.3)	16.2
Depreciation and amortization	21.0	15.1	53.0	45.8

EBITDA i)	(41.2)	15.9	(36.6)	(53.9)
Transaction, integration, refinancing costs and other payments to third parties a)	22.5	1.1	46.8	5.5
Management fees b)	0.9	0.6	2.5	2.5
Stock-based compensation expense excluding impact of the unapproved PEPs event c)	0.6	1.2	6.4	5.2
Impairment of intangible assets and goodwill related to the unapproved PEPs event d)	—	—	—	107.2
Adjustments related to the unapproved PEPs event e)	—	14.9	(3.7)	63.4
Loss on extinguishment of debt	—	—	28.3	—
Loss on disposal of product line f)	—	—	7.4	—
Inventory stepped-up value expenses g)	13.0	—	17.4	—
Acquired in-process research h)	50.2	8.0	50.2	8.0

Adjusted EBITDA i)	46.0	41.7	118.7	137.9

a)	Represents transaction, integration, restructuring and refinancing costs as well as due diligence costs related to the Eurand Acquisition as well as to certain other business development projects, non-recurring transactions, payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.

c)	Represents stock-based employee compensation expense.

d)	Intangible assets and goodwill write-downs related to the unapproved PEPs event.

e)	Adjustments and other write-downs related to the unapproved PEPs event, including a reduction of $3.7 million to the sales returns reserve during the nine months ended June 30, 2011 (additional returns provision of $13.0 million during the three months and $23.4 million during the nine months ended June 30, 2010, inventory write-down and accrual for purchases and other materials and supply commitments of $1.9 million during the three months and $44.9 million during the nine months ended June 30, 2010, and a stock-based compensation recovery of $4.9 million during the nine months ended June 30, 2010).

f)	Loss resulting from the disposal of the PHOTOFRIN/PHOTOBARR product line.

g)	As part of the purchase price allocation for Eurand Acquisition, the book value of inventory acquired was stepped up to fair value by $18.7 million as at Acquisition date. The stepped-up value is recorded as charge to cost of goods sold as acquired inventory is sold, until acquired inventory is sold off.

h)	Represent the initial non-contingent payment of $12.0 million, the discounted value of future time-based non-contingent payments payable under the Option agreement of $29.5 million and the payment towards certain pre-agreement incurred development expenses of $8.7 million related to the Aeroquin Transaction as described in Acquired-in-Process Research section below.

i)	EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth above. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and Credit Facility further described in the section “Liquidity and Capital Resources-Long-term Debt and New Senior Secured Credit Facility”, except that in calculating Adjusted EBITDA, we do not include certain additional adjustments under the indenture and the Credit Facility that permit us to increase “EBITDA” and “Consolidated EBITDA” by including projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the Eurand Acquisition and related initiatives. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indentures and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•	EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA reflects additional adjustments as provided in the indentures governing our secured and unsecured notes and new senior secured credit facilities; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. Our management compensates for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

Overview of results of operations

	Three Months Ended June 30,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Net product sales	126.7	80.5	46.2	57.4
Development fees	1.4	—	1.4	100.0
Royalties	3.1	—	3.1	100.0

Total revenue	131.2	80.5	50.7	63.0

Cost of goods sold a) b)	48.5	20.8	27.7	133.2
Selling and administration expenses a) b)	39.3	27.4	11.9	43.4
Management fees	0.9	0.6	0.3	50.0
Research and development expenses a)	19.6	8.6	11.0	127.9
Other Research and development expenses attributable to development fees a)	1.5	—	1.5	—
Acquired in-process research	50.2	8.0	42.2	527.5
Depreciation and amortization	21.0	15.1	5.9	39.1
Transaction, restructuring and integration costs	12.7	—	12.7	—

Total operating expenses	193.7	80.5	113.2	140.6

Operating loss	(62.5)	—	(62.5)	—

Financial expenses	20.7	16.3	4.4	27.0
Interest income	(0.1)	(0.2)	0.1	—
Gain on foreign currencies	(0.3)	(0.8)	0.5	62.5

Total other expenses	20.3	15.3	5.0	32.7

Loss before income taxes	(82.8)	(15.3)	(67.5)	(441.2)
Income taxes expense (benefit) b)	(2.0)	(5.4)	3.4	63.0

Net loss	(80.8)	(9.9)	(70.9)	(716.2)

a)	Exclusive of depreciation and amortization

b)	Including one time charges related to the unapproved PEPs event

	Nine Months Ended June 30,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Net product sales b)	322.4	285.0	37.4	13.1
Development fees	2.0	—	2.0	100.0
Royalties	4.1	—	4.1	100.0

Total revenue	328.5	285.0	43.5	15.3

Cost of goods sold a) b)	97.8	115.6	(17.8)	(15.4)
Selling and administration expenses a) b)	103.4	88.0	15.4	17.5
Management fees	2.5	2.5	—	—
Research and development expenses a)	37.5	24.7	12.8	51.8
Other Research and development expenses attributable to development fees a)	2.4	—	2.4	—
Acquired in-process research	50.2	8.0	42.2	527.5
Loss on disposal of product line	7.4	—	7.4	—
Depreciation and amortization	53.0	45.8	7.2	15.7
Transaction, restructuring and integration costs	35.0	—	35.0	—
Impairment of intangible assets and goodwill b)	—	107.2	(107.2)	(100.0)

Total operating expenses	389.2	391.8	(2.6)	(0.7)

Operating loss	(60.7)	(106.8)	46.1	43.2

Financial expenses	67.1	48.8	18.3	37.5
Loss on extinguishment of debt	28.3	—	28.3	100.0
Interest income	(0.4)	(0.5)	0.1	20.0
Other income	—	(7.7)	7.7	100.0
Loss (gain) on foreign currencies	0.6	0.6	—	—

Total other expenses	95.6	41.2	54.4	132.0

Loss before income taxes	(156.3)	(148.0)	(8.3)	(5.6)
Income taxes expense (benefit) b)	(5.3)	16.2	(21.5)	(132.7)

Net loss	(151.0)	(164.2)	13.2	8.0

a)	Exclusive of depreciation and amortization

b)	Including one time charges related to the unapproved PEPs event
Net product sales
Net product sales in the U.S. amounted to $87.9 million for the three months ended June 30, 2011, compared to $56.3 million for the corresponding period of the preceding fiscal year, an increase of $31.6 million (56.1%) and $227.1 million for the nine months ended June 30, 2011, compared to $211.1 million for the corresponding period of the preceding fiscal year, an increase of $16.0 million (7.6%). For the three-month period, the increase in sales in U.S. is mainly due to the inclusion of post-acquisition sales of legacy Eurand products amounting to $27.0 million. For the nine-month period, the increase in net products sales is mainly due to the inclusion of post-acquisition sales of legacy Eurand products amounting to $46.0 million and the favourable impact of the sales returns provision related to the PEPs event amounting to $19.7 million. The increase is partially offset by the absence of Ultrase and Viokase product sales amounting to $49.6 million in the nine months ended June 30, 2010.
Net product sales in the European Union increased $13.6 million (85.0%), to $29.6 million for the three months ended June 30, 2011, compared to $16.0 million for the corresponding period of the preceding fiscal year and increased $18.6 million (38.0%) to $67.6 million for the nine months ended June 30, 2011, from $49.0 million for the nine months ended June 30, 2010. The increase is mostly due to the inclusion of post-acquisition sales of legacy Eurand products amounting to $12.4 million and $17.6 million for the three months and nine months ended June 30, 2011.
Net product sales in Canada increased 12.2%, to $9.2 million for the three months ended June 30, 2011, compared to $8.2 million for the corresponding period of the preceding fiscal year and increased 11.2% to $27.7 million for the nine months ended June 30, 2011, from $24.9 million for the nine months ended June 30, 2010. The increase in sales resulted primarily from higher sales volume of SALOFALK combined with the positive impact of currency fluctuations compared to the preceding year, as the value of the Canadian dollar improved against the U.S. dollar by 7.4% for the three months and by 5.4% for the nine months ended June 30, 2011.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

	Three Months Ended June 30,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Gross product sales	165.9	112.2	53.7	47.9

Gross-to-net product sales adjustments
Product returns	4.3	2.0	2.3	115.0
Product returns related to unapproved PEPs event	—	13.0	(13.0)	(100.0)
Chargebacks	11.2	7.2	4.0	55.6
Contract rebates	18.1	6.6	11.5	174.2
DSA fees	2.9	1.2	1.7	141.7
Discounts and other allowances	2.7	1.7	1.0	58.8

Total gross-to-net product sales adjustments	39.2	31.7	7.5	23.7

Total net product sales	126.7	80.5	46.2	57.4

	Nine Months Ended June 30,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Gross product sales	407.0	391.2	15.8	4.0

Gross-to-net product sales adjustments
Product returns	12.2	6.1	6.1	100.0
Product returns related to unapproved PEPs event	(3.7)	23.4	(27.1)	(115.8)
Chargebacks	31.3	32.7	(1.4)	(4.3)
Contract rebates	31.7	32.6	(0.9)	(2.8)
DSA fees	6.3	4.7	1.6	34.0
Discounts and other allowances	6.8	6.7	0.1	1.5

Total gross-to-net product sales adjustments	84.6	106.2	(21.6)	(20.3)

Total net product sales	322.4	285.0	37.4	13.1

Product returns, contract rebates, DSA fees, discounts and other allowances totalled $39.2 million (23.6% of gross product sales) for the three months ended June 30, 2011 compared to $31.7 million (28.3% of gross product sales) for the corresponding period of the preceding fiscal year.
The decrease in total deductions as a percentage of gross product sales was mainly due to the PEPs event (additional provision amounting to $13.0 million during the three months ended June 30, 2010) as well as changes in the overall product sales mix as a result of the Eurand Acquisition. This was partially offset by an increase in contract rebates.
Product returns, contract rebates, DSA fees, discounts and other allowances totalled $84.6 million (20.8% of gross product sales) for the nine months ended June 30, 2011, compared to $106.2 million (27.1% of gross product sales) for the corresponding period of the preceding fiscal year.
The decrease in total deductions as a percentage of gross product sales was mainly due to the PEPs event (additional provision amounting to $23.4 million during the nine months ended June 30, 2010 partially offset by a reversal of the provision amounting to $3.7 million during the nine months ended June 30, 2011).

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
In addition, beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries for any covered prescription drugs purchased during a Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, new fees will be assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare Parts B and D, Medicaid, Department of Veterans Affairs and Department of Defense programs and TRICARE retail pharmacy program) made during the previous fiscal year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. The Internal Revenue Service, or “IRS”, has issued guidance for calculating preliminary fees, but there is still uncertainty as to final implementation, since the IRS has requested public comment and may make changes in response. The new law also imposes a 2.3% excise tax on sales of certain taxable medical devices that are made after December 31, 2012, including our FLUTTER mucus clearance device. Further, effective March 31, 2013, the law requires pharmaceutical, medical device, biological, and medical supply manufacturers to begin reporting to the federal government the payments they make to physicians and teaching hospitals, and physician ownership interests in those entities. The law also provides for the creation of an abbreviated regulatory pathway for FDA approval of biosimilars and interchangeable biosimilar products. While creation of the biosimilars program is authorized as of passage of the legislation in 2010, the process of creating the regulatory pathway for approval of biosimilars will likely be lengthy, and the FDA is in the process of soliciting public input.
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
The impact in terms of additional reserves recorded has been $0.6 million for the three months ended June 30, 2011 and $2.8 million for the nine months ended June 30, 2011 compared to $0.3 million and $1.1 million for the same periods last year.
Development fees
For the three and nine months ended June 30, 2011, development fees amounted to $1.4 million and $2.0 million respectively. These fees resulted from the inclusion of Eurand’s business in the post-acquisition period. Development of a new pharmaceutical formulation generally includes the following stages:
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
In our typical co-development contract, we generally receive development fees and milestones payments from our collaborators. Most of our current co-development agreements provide for us to perform development activities based on an hourly service fee. Our current co-development agreements also typically include provisions for the receipt of milestone payments upon the achievement of certain development and/or regulatory milestones including, by way of example, successful completion of development phases, successful demonstration of bioequivalence, and acceptance and approval by the applicable regulatory agencies. Milestone payments are usually structured as lump sum payments, which are due if and when we reach certain mutually agreed-upon development milestones as set forth in the agreements. In many cases, achievement of such milestone payments is based on factors that are out of our control, including, among other things, regulatory approval of the product. In addition, in many cases, decisions directly affecting the receipt of these payments are made at the sole discretion of our collaborator. Due to the structure of our co-development agreements and the inherent difficulty in predicting progress on development plans, our development fees may fluctuate significantly from quarter to quarter. In addition, development fees will fluctuate depending on the number of co-development agreements we enter into in a given year or quarter.

Royalties
For the three and nine months ended June 30, 2011, royalties amounted to $3.1 million and $4.1 million respectively and resulted from the inclusion of legacy Eurand’s business in the post-acquisition period. The Company earns royalty revenues from its collaborators equal to a percentage of their sales of products which we assisted in the development of.
Cost of goods sold
Cost of goods sold consists principally of the cost of raw materials, royalties and manufacturing. For the three months ended June 30, 2011, cost of goods sold increased $27.7 million (133.2%) to $48.5 million from $20.8 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the three months ended June 30, 2011, increased compared to the corresponding period of the preceding fiscal year to 38.3% from 25.8% mostly due to the expense associated to the inventory stepped up to fair value.
For the nine months ended June 30, 2011, cost of goods sold decreased $17.8 million (15.4% ) to $97.8 million from $115.6 for the corresponding period ended June 30, 2010. As a percentage of net product sales, cost of goods sold for the nine months ended June 30, 2011 decreased compared to the corresponding period of the preceding fiscal year to 30.3% from 40.6% primarily due to the unfavourable impact from the provisions taken as a result of the unapproved PEPs event in the nine months ended June 30, 2010 amounting to $44.9 million. The decrease related to the unapproved PEPs event was partially offset by the additional expense associated with the inventory stepped up to fair value as a result of the Eurand transaction. As part of the purchase price allocation for the Eurand Acquisition, the book value of the inventory acquired was stepped up to fair value by $18.7 million as at Acquisition Date. The stepped up value is recorded as charge to cost of goods sold as acquired inventory is sold, until the acquired inventory is sold off. An amount of $13.1 million and $17.4 million was expensed during the three and nine months ended June 30, 2011 respectively.
Excluding the impact of the unapproved PEPs, the charge related to the inventory stepped-up value and the integration of Eurand business, cost of goods sold as a percentage of net product sales would have been 21.1% compared to 20.2% for the three months ended June 30, 2010 and 25.2% compared to 22.9% for the nine months ended June 30, 2010.
Selling and administrative expenses
Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the three months ended June 30, 2011, selling and administrative expenses increased $11.9 million (43.4%) to $39.3 million from $27.4 million for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, selling and administrative expenses increased $15.4 million (17.5% ) to $103.4 million from $88.0 million for the corresponding period of the preceding fiscal year. The increases are resulting from the inclusion of legacy Eurand’s business in the post-acquisition period amounting to $15.0 million for the three months and $21.8 million for the nine months ended June 30, 2011. The increases were partially offset by a reduction of ULTRASE and VIOKASE products marketing expenses and patient programs.
During the three months ended June 30, 2011, the Company completed the rationalization of its sales force as part of its cost reduction initiatives. Separation costs associated with sales force reductions are reflected in transaction, restructuring and integration costs as discussed below. The associated synergies will be realized to a greater extent in future quarters
Management fees
Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. For the three months ended June 30, 2011, management fees increased $0.3 million (50.0% ) to $0.9 million from $0.6 million for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, and June 30, 2010, management fees amounted to $2.5 million.
Research and development expenses
Research and development expenses refer to internal research and development expense and consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the three months ended June 30, 2011, research and development expenses increased $11.0 million (127.9% ) to $19.6 million, from $8.6 million for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, research and development expenses increased $12.8 million (51.8% ) to $37.5 million, from $24.7 million for the corresponding period of the preceding fiscal year. The increase in research and development expenses is mainly due to (i) the inclusion of expenses associated with Eurand activities in the post-acquisition period amounting to $4.1 million for the three months and $6.9 million for the nine months ended June 30, 2011 and (ii) expenses of $8.5 million for the three months ended June 30, 2011 incurred under the Mpex Development Agreement as described in the Aeroquin transaction section above. This increase was partially offset by the reduction in expenses related to the development work on PEPs for the nine months ended June 30, 2011.
During the three months ended June 30, 2011, the Company commenced the rationalization of its internal research and development team as part of its cost reduction initiatives. Separation costs associated with headcount reductions are reflected in transaction, restructuring and integration costs as discussed below. The associated synergies will be realized to a greater extent in future quarters. The Company will also continue to incur ongoing development costs of Aeroquin under the Mpex Development Agreement.
During the quarter, the Company received regulatory approval to begin marketing Pylera in a market in Europe. We are currently preparing plans for the launch of the product in this market.

Other research and development expenses attributable to development fees
The Company incurs research and development expense on a number of external projects with third parties that generate development fee revenues and consist principally of personnel cost. For the three and nine months ended June 30, 2011, research and development expenses attributable to development fees amounted to $1.5 million and $2.4 million respectively and resulted from the inclusion of expenses associated with Eurand activities in the post-acquisition period.
Acquired in-process research
Acquired in-process research represents incomplete research and development projects acquired in a business combination or an asset acquisition which, at the time of acquisition are determined to have no future alternative use. The fair value of in-process research acquired in a business combination is capitalized as indefinite-lived intangible asset subject to impairment testing until completion or abandonment of the project. The fair value of in-process research acquired as part of an asset acquisition is expensed on acquisition.
On April 11, 2011, Aptalis Holdings, an indirect parent company of the Company, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Under these agreements, Aptalis Holdings has an option to acquire all of Mpex’s assets related to Aeroquin™ in a merger, with continued development of Aeroquin™ by Mpex under the terms of a Development Agreement between the parties. As a result of the Aeroquin Transaction, the Company made an initial non-contingent payment of $12.0 million on April 21, 2011.
The further development of Aeroquin™ will be conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Aptalis Holdings, Merger Sub, and Mpex. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $8.7 million for development expenses incurred by Mpex since November 15, 2010 and $9.9 million for estimated development costs to be incurred during the first three months of the Development Agreement.
During the three months ended June 30, 2011, we expensed $50.2 million as acquired in-process research and development reflecting the initial non-contingent payment of $12.0 million, the discounted value of future time-based non-contingent payments payable under the Option agreement of $29.5 million (with a corresponding liability) and the payment towards certain pre-agreement incurred development expenses of $8.7 million
During the quarter ended June 30, 2010, we entered into an asset purchase and license agreement to acquire rights in and to the intellectual property, assigned contracts, permits and inventories related to a compound to be used in the development of an undisclosed product in the field of gastroenterology. Certain other rights were licensed under the agreement. Pursuant to the agreement, we made an upfront payment of $8.0 million on closing and additional payments of up to $86.0 million based on the achievement of certain development, regulatory and commercialization milestones. In addition, we will pay royalties on the basis of net sales. We completed the asset acquisition in April 2010 and recorded an expense of $8.0 million for the payment of acquired in-process research in the third quarter of fiscal year 2010.
Loss on disposal of product line
On March 28, 2011, we entered into a definitive agreement with Pinnacle Biologics, Inc., which acquired all global assets and rights related to PHOTOFRIN/PHOTOBARR, including inventory, for non-contingent payments amounting to $4.2 million. In addition to the non-contingent payments, additional payments will be made to us after the achievement of certain milestones events. In addition, the Company will be paid royalties on annual net sales of PHOTOFRIN/PHOTOBARR.
During the nine months ended June 30, 2011, we recorded a loss of $7.4 million as a result of the disposal of the PHOTOFRIN/PHOTOBARR product line. Consideration for additional contingent payments to be made to the Company shall be recorded as a gain in the period in which they are received.
Depreciation and amortization
Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three months ended June 30, 2011, depreciation and amortization increased $5.9 million (39.1% ) to $21.0 million from $15.1 million for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, depreciation and amortization increased $7.2 million (15.7% ) to $53.0 million from $45.8 million for the corresponding period of the preceding fiscal year. These increases are mainly due to additional depreciation and amortization of intangible assets recognized on the acquisition of Eurand.

Transaction, restructuring and integration costs
During the three and nine months ended June 30, 2011, we have expensed $0.5 million and $11.8 million respectively (an additional $1.1 million was expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the transaction with Eurand, which are included in Transaction, restructuring and integration costs in the accompanying Statement of Condensed Consolidated Operations.
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
During the three and nine months ended June 30, 2011, we recorded a restructuring expense of $3.7 million and $8.7 million respectively related to planned employee termination costs. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination.
We estimate we will incur additional restructuring costs of between $13.0 million and $17.0 million, primarily consisting of severance costs. The restructuring actions taken thus far are expected to be substantially completed by the end of 2012.
Through the nine months ended June 30, 2011, we have incurred integration costs of $14.5 million representing certain external, incremental costs directly related to integrating the Eurand business and primarily include expenditures for consulting and systems integration.
Impairment of intangible assets and goodwill
The value of goodwill and intangible assets with an indefinite life are subject to an annual impairment test unless events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The intangible assets with a finite life and property, plant and equipment are subject to an impairment test whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. As a result of the unapproved PEPs event, we compared the carrying value of the intangible assets with a finite life affected by the unapproved PEPs event to estimated future undiscounted cash flows. The change in circumstances associated with the unapproved PEPs event also caused us to review the carrying value of our long lived intangible assets including goodwill. Based on this review, an impairment charge of $107.2 million was recorded during the nine months ended June 30, 2010, reflecting charges of $91.4 million for the goodwill allocated to our U.S. reporting unit and of $15.8 million related to finite life intangible assets.
Financial expenses
Financial expenses consist principally of interest and fees paid in connection with funds borrowed primarily for the Eurand acquisition and for the acquisition of the Company by TPG Capital in February 2008. For the three months ended June 30, 2011, financial expenses increased $4.4 million (27.0%) to $20.7 million from $16.3 million for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, financial expenses increased $18.3 million (37.5%) to $67.1 million from $48.8 million for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, financial expenses included certain one-time fees related to bridge financing and the renegotiation of our credit agreement. On February 11, 2011, we entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term Debt and Credit Facility section below.
Loss on extinguishment of debt
In conjunction with the Eurand Acquisition, the proceeds of the debt and equity financing were used to repay the outstanding term loan amounting to $125.7 million of our then existing senior secured credit facilities. Subsequent to the Eurand Acquisition, we redeemed our existing 9.25% senior secured notes of $228.0 million due 2015 at a price equal to 106.938% of the outstanding principal amount of the notes. The difference between the net carrying value and the repayment price of the outstanding term loan and 9.25% senior secured notes was recognized as a loss on extinguishment of debt. For the nine months ended June 30, 2011, Loss on extinguishment of debt amounted to $28.3 million and comprised of the write-off of the unamortized deferred financing fees, the original issuance discount and the redemption premium.
Interest income
For the three months ended June 30, 2011, total interest income decreased to $0.1 million from $0.2 million for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, total interest income decreased to $0.4 million from $0.5 million for the corresponding period of the preceding fiscal year.
Other income
In June 2007, we initiated a lawsuit under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE® MT. During the nine months ended June 30, 2010, an amount of $7.7 million was paid to us pursuant to settlement arrangements entered into with the defendants in these matters.

Income taxes
For the three months ended June 30, 2011, income tax benefit amounted to $2.0 million compared to income tax benefit of $5.4 million for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, income tax benefit amounted to $5.3 million compared to income tax expense of $16.2 million for the corresponding period of the preceding fiscal year. The effective tax rate was 2.5%, for the three months ended June 30, 2011, compared to 35.5% for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, the effective tax rate was 3.4% compared to minus10.9% for the corresponding period of the preceding fiscal year. The effective tax rate for the three and nine months ended June 30, 2011, is affected by a number of elements, the most important being the non-deductibility of certain expenses and the establishment of a valuation allowance of $45.7 million during the nine months ended June 30, 2011 mainly against our net deferred tax assets generated in the U.S. If, in future periods, the deferred tax assets are determined by management to be more likely than not to be realized, the tax benefits relating to the reversal of the valuation allowance will be recorded.
The difference between our effective tax rate and the statutory income tax rate is summarized as follows:

	Three months ended June 30,
(in millions of US dollars)	2011		2010
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(29.0)	35.00	(5.4)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	0.00	0.0	0.21	(0.0)
Difference with foreign tax rates	(1.34)	1.1	6.15	(0.9)
Valuation allowance	(19.49)	16.2	(49.80)	7.6
Tax benefit arising from a financing structure	3.00	(2.5)	25.81	(4.0)
Non-deductible items	(15.69)	13.0	(3.03)	0.5
Investment tax credits	0.23	(0.2)	4.41	(0.7)
State taxes	0.21	(0.2)	1.57	(0.2)
Other	0.56	(0.4)	15.18	(2.3)

	2.48	(2.0)	35.50	(5.4)

	Nine months ended June 30,
(in millions of US dollars)	2011		2010
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(54.7)	35.00	(51.8)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	(0.04)	0.1	0.01	(0.0)
Difference with foreign tax rates	(0.49)	0.7	1.66	(2.5)
Valuation allowance	(29.25)	45.7	(35.54)	52.6
Tax benefit arising from a financing structure	6.99	(10.9)	7.83	(11.6)
Non-deductible items	(9.83)	15.4	(23.53)	34.8
Investment tax credits	0.71	(1.1)	0.87	(1.3)
State taxes	(0.09)	0.1	2.39	(3.5)
Other	0.40	(0.6)	0.38	(0.5)

	3.40	(5.3)	(10.93)	16.2

Net income
For the three months ended June 30, 2011, net loss increased $70.9 million (716.2%) to $80.8 million from $9.9 million for the corresponding period of the preceding fiscal year. The increase in net loss is mainly due by the acquired-in process research charge amounting to $50.2 million and the development expenses amounting to $8.5 million related to the Aeroquin Transaction and the transaction, integration and restructuring costs amounting to $12.7 million related to Eurand Acquisition.
For the nine months ended June 30, 2011, net loss decreased $13.2 million (8.1% ) to $151.0 million from net loss of $164.2 million for the corresponding period of the preceding fiscal year. For the nine months ended June 30, 2011, the net loss is mainly due by the acquired-in process research charge amounting to $50.2 million and the development expenses amounting to $8.5 million related to the Aeroquin Transaction combined with the transaction, integration and restructuring costs amounting to $35.0 million and the loss on extinguishment of debt amounting to $28.3 million. For the nine months ended June 30, 2010, the net loss is mainly due the additional charges related to the unapproved PEPs event amounting to $192.1 million.
Balance sheets as of June 30, 2011, and September 30, 2010
The following table summarizes balance sheet information as of June 30, 2011, compared to September 30, 2010.

	June 30,	September 30,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Cash and cash equivalents	114.8	161.5	(46.7)	(28.9)
Current assets	272.7	226.7	46.0	20.3
Total assets	1,302.8	713.2	589.6	82.7
Current liabilities	164.1	111.3	52.8	47.4
Long-term debt	970.2	581.3	388.9	66.9
Total liabilities	1,269.7	734.2	535.5	72.9
Shareholders’ equity (deficiency)	33.1	(21.0)	54.1	257.6
Working capital	108.6	115.4	(6.8)	(5.9)
Working capital decreased by $6.8 million (5.9% ) to $108.6 million as of June 30, 2011, from $115.4 million as of September 30, 2010.
Total assets increased $589.6 million (82.7% ) to $1,302.8 million as of June 30, 2011, from $713.2 million as of September 30, 2010. This increase was mainly due to the total assets acquired with Eurand Acquisition amounting to $690.3 million as of June 30, 2011.
Long-term debt increased $388.9 million (66.9% ) to $970.2 million as of June 30, 2011, from $581.3 million as at September 30, 2010. On February 11, 2011, the Company entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term debt and Credit Facility section below.

Liquidity and Capital Resources
Cash requirements
As of June 30, 2011, working capital was approximately $108.6 million and $115.4 million as of September 30, 2010. Cash generated from operations, is used to fund working capital, capital expenditures, milestone payments, debt service and business development activities. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.
The aggregate equity purchase price of $589.6 million plus acquisition costs (including related fees and expenses) for the Eurand acquisition were funded by cash equity contributions amounting to $140.0 million from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under the Company’s amended and restated credit agreement and related security and other agreements and cash on hand from Axcan and Eurand.
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
There are currently two rating agencies (Moody’s and Standard & Poor’s) rating our debt. These ratings are revised from time to time.
Contractual obligations and other commitments
The following table summarizes our significant contractual obligations as of June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future years. This table excludes the payment of amounts already recorded on the balance sheet as current liabilities as of June 30, 2011, and certain other purchase obligations as discussed below:

(in millions of U.S. dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$	$	$	$	$
Long-term debt	984.3	9.0	16.5	250.0	708.8
Operating leases	5.5	2.6	2.8	0.1	—
Other commitments	3.5	2.8	0.7	—	—
Interest on long-term debt	422.9	78.3	154.5	155.0	35.1

	1,416.2	92.7	174.5	405.1	743.9

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
As of June 30, 2011, we had unrecognized tax benefits of $12.0 million ($11.3 million as of September 30, 2010). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.
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
On February 25, 2008, the Company issued $228.0 million aggregate principal amount of its 9.25% senior secured notes (the “Senior Secured Notes”) due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. On March 15, 2011, $250.0 million of the Senior Secured Term Loan Facility was used to redeem 100% of the Company’s Senior Secured Notes at a redemption price of 106.938%. The aggregate redemption amount consisted of $228.0 million in aggregate principal amount, $0.8 million accrued interest and $15.8 million of redemption premium which is included in Loss on extinguishment of debt in the accompanying Statement of Condensed Interim Consolidated Operations. Following the redemption all unamortized deferred financing fees of $5.0 million and original issuance discount of $1.7 million related to these notes were written off and are included in Loss on extinguishment of debt in the accompanying Statement of Condensed Interim Consolidated Operations.
The Company’s Amended and Restated Senior Secured Credit Facilities totaling $897.0 million is composed of a Senior Secured Term Loan Facility amounting to $750.0 million and a Senior Secured Revolving Credit Facility totaling $147.0 million. The Senior Secured Revolving Credit Facility is comprised of $115.0 million of existing revolving credit commitments that were extended or issued on February 11, 2011 (the “ Extended Commitments”) and $32.0 million of existing revolving credit commitments that were not extended (the “ Unextended Commitments”) pursuant to the Senior Secured Revolving Credit Facility. The Amended and Restated Senior Secured Credit Facilities bear interest at a variable rate composed of either (i) the highest of the federal funds rate plus 0.5%, Bank of America, N.A.’s “prime rate”, or the one month British Banker Association LIBOR rate plus 1.00%, or (ii) the British Banker Association LIBOR rate (subject to a floor) of 1.50% with respect to borrowings under the Senior Secured Term Loan Facility at the option of the Company, plus an applicable rate established by the credit agreement governing the Amended and Restated Secnior Secured Credit Facilities (including, with respect to borrowings under the Senior Secured Revolving Credit Facility, step-downs based on the company’s consolidated total leverage ratio). The principal amount of the Senior Secured Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount with payments beginning in March 2011. The principal amount outstanding of the loans under the Senior Secured Term Loan Facility will be due and payable on February 11, 2017. The principal amount of outstanding loans under the Senior Secured Revolving Facility will be due and payable on February 11, 2016 with respect to Extended Commitments and on February 25, 2014 with respect to Unextended Commitments.
As of June 30, 2011, $750.0 million of term loans had been issued and no amounts are currently drawn against the Senior Secured Revolving Credit Facility. The term loans were priced at $0.995 with a yield to maturity of 5.6% before the effect of the interest rate swaps. The Company uses interest rate swaps as part of its interest rate risk management strategy to add stability to interest expense and to manage its exposure to interest rate movements. On April 4, 2011, the Company entered into two separate pay-fixed, receive-floating interest rate swap agreements with an effective date of June 30, 2011 effectively converting a portion of the variable rate debt under its Amended and Restated Senior Secured Credit Facilities to fixed rate debt. The first swap has a notional amount of $331 million amortizing to $84 million by its maturity in December 2015. The second swap has a notional amount of $219 million and matures in December 2016. These swaps were designated as cash flow hedges of interest rate risk. The interest rate swaps will effectively fix the Company’s interest payments on the hedged debt at 2.386% for the first swap and 3.18% for the second swap, respectively, inclusive of a LIBOR floor of 1.5%, plus the appropriate margin on each debt interest period, which is currently 4%.. As of June 30, 2011, the Company had two interest rate swaps with a combined notional amount of $550 million that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps is 2.7%. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached this provision, it could have been required to settle its obligations under the agreements at their termination value. As of June 30, 2011, the termination value of derivatives in a net liability position including accrued interest and excluding any adjustment for nonperformance risk, related to these agreements was $9.4 million and the Company has not posted any collateral related to these agreements.
The credit agreement governing the Amended and Restated Senior Secured Credit Facilities requires the Company to meet certain financial covenants, beginning the quarter ending June 30, 2011. The maintenance of these financial covenants is solely with respect to the Senior Secured Revolving Credit Facility. These covenants were met as of June 30, 2011. The credit agreement governing the Amended and Restated Senior Secured Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the credit agreement governing the Amended and Restated Senior Secured Credit Facilities, (2) commencing with the fiscal year ended September 30, 2011, 50% (which percentage will be reduced if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Senior Secured Term Loan Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestments rights and certain other exceptions.
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
Related party transactions
As of June 30, 2011, we had a note receivable from our parent company of $78.2 million ($133.2 million as of September 30, 2010). During the three months ended June 30, 2011, the parent company made a partial repayment of $55.0 million on the note receivable from the contributions made by Axcan Holdings of proceeds received from an equity investment made by Investor Growth Capital Limited managed funds. The note receivable has been recorded in the shareholders’ equity section of the consolidated balance sheet. The Company earned interest income on the note of $1.2 million (net of taxes of $0.7 million) and $5.1 million (net of taxes of $2.8 million) during the three and nine months ended June 30, 2011 respectively. The Company earned interest income on the note of $1.9 million (net of taxes of $1.1million) and $5.9 million (net of taxes of $3.2 million) during the three and nine months ended June 30, 2010 respectively. The related interest receivable from our parent company is $35.1 million as of June 30, 2011, ($27.1 million as of September 30, 2010) has been recorded in the shareholder’s equity section of the consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholders’ equity. As of June 30, 2011, we have also an account receivable from our parent company of $0.6 million ($0.5 million as of September 30, 2010).
Pursuant to the terms of a management fee arrangement with a controlling shareholding company, we recorded charges of $0.9 million and $2.5 million during the three and nine months ended June 30, 2011 respectively ($0.7 million and $2.5 million for the three and nine months ended June 30, 2010). Also, during the nine months ended June 30, 2011, we recorded fees from a controlling shareholding company amounting to $5.0 million of which $1.5 million was accounted for as deferred debt issue costs, $2.5 million as selling and administrative expense and $1.0 million as financing fees. As of June 30, 2011, the Company accrued fees payable to a controlling shareholding company of $0.9 million ($1.6 million as of September 30, 2010).
During the three and nine months ended June 30, 2011, we paid a dividend to our parent company amounting to $0.4 million to allow for the payment of certain group expenses ($0.1 million during the three and nine months ended June 30, 2010).
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

Cash flows
Our cash flows from operating, investing and financing activities for the three months ended June 30, 2011 and 2010 as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended June 30,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$
Net cash provided by (used by) operating activities	(22.4)	6.0	(28.4)
Net cash used by investing activities	(2.2)	(1.6)	(0.6)
Net cash provided by financing activities	51.5	—	51.5
Our cash flows from operating, investing and financing activities for the nine months ended June 30, 2011, and June 30, 2010 as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended June 30,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$
Net cash provided by (used by) operating activities	(63.6)	65.7	(129.3)
Net cash used by investing activities	(530.9)	(5.1)	(525.8)
Net cash provided by (used by) financing activities	545.7	(21.3)	567.0
Cash flows provided by operating activities decreased $28.4 million to $22.4 million of cash used by operating activities from $6.0 million of cash provided by operating activities for the three months ended June 30, 2011 and 2010 respectively. Cash flows provided by operating activities decreased $129.3 million to $63.6 million of cash used by operating activities from $65.7 million of cash provided by operating activities for the nine months ended June 30, 2011 and 2010 respectively. The decreases in net cash provided by operating activities are mainly due to the payments to Mpex related to the Aeroquin Transaction combined with the transaction and restructuring costs, and financing fees related to the Eurand Acquisition.
Cash flows used by investing activities increased $0.6 million to $2.2 million from $1.6 million for the three months ended June 30, 2011 and 2010 respectively. Cash flows used by investing activities increased $525.8 million to $530.9 million from $5.1 million for the nine months ended June 30, 2011 and 2010 respectively. The increases in cash flows used by investing activities are due to the Eurand Acquisition.
Cash flows provided by financing activities increased $51.5 million to $51.5 million of cash provided in the three months ended June 30, 2011, from $0.0 million of cash provided in the three months ended June 30, 2010. Simultaneous with the execution of the Mpex agreements, Aptalis Holdings received the proceeds of a $55.0 million equity investment from funds managed by Investor Growth Capital Limited. Aptalis Holdings contributed the entire proceeds to the Company’s parent to make a partial repayment on the $133.2 million note receivable from parent company. Cash flows provided by financing activities increased $567.0 million to $545.7 million of cash provided in the nine months ended June 30, 2011, from $21.3 million of cash used in the nine months ended June 30, 2010. On February 11, 2011, the Company entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term debt and Credit Facility section above.

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
Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements and also affect the recognized amounts of revenues and expenses during the fiscal year. Estimates are used when accounting for amounts recorded in connection with acquisitions, including fair value determinations of assets and liabilities. Other significant estimates and assumptions made by management include those related to the charges to be recorded in conjunction with ceasing of distributing ULTRASE MT and VIOKASE, allowances for accounts receivable, inventories, reserves for product returns, rebates, chargebacks and DSA fees, the classification of intangible assets between finite life and indefinite life, the useful lives of long-lived assets, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, stock based compensation costs, pending legal settlements and the establishment of provisions for income taxes including the realizability of deferred tax assets. The estimates are made using the historical information and various other relevant factors available to management. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in regulations governing the manner in which we sell our products, changes in the healthcare environment, foreign exchange and managed care consumption patterns.
The charges that we have recorded as a result of having ceased distribution of ULTRASE MT and VIOKASE also reflect many subjective estimates that were required to be made by management. These estimates include:
a) The quantity and expiration dates of ULTRASE MT and VIOKASE inventory in the distribution channel;
b) Assumptions regarding market share growth after an eventual re-launch of our ULTRASE MT and VIOKASE; and
c) Other factors.
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
The following table summarizes the activity in the accounts related to revenue reductions:

						Reserves
						related
						to the
	Product	Contract	Charge-	DSA	Discounts	unapproved
(in millions of U.S. dollars)	returns	rebates	backs	fees	and other	PEPs event	Total
	$	$	$	$	$	$	$
Balance as of September 30, 2010	13.4	6.1	8.1	1.3	0.2	11.0	40.1
Provisions	12.2	31.7	31.3	6.3	6.8	—	88.3
Provisions related to the unapproved PEPs event	—	—	—	—	—	(3.7)	(3.7)
Eurand Acquisition	7.3	7.8	0.9	1.9	0.2	—	18.1
Settlements	(9.5)	(24.6)	(27.4)	(6.3)	(6.5)	(4.1)	(78.4)

Balance as of June 30, 2011	23.4	21.0	12.9	3.2	0.7	3.2	64.4

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
The accrued liabilities include reserves of $23.4 million as of June 30, 2011, ($13.4 million as of September 30, 2010) for estimated product returns, excluding the additional provision related to the unapproved PEPs event. The increase is due to the integration of legacy Eurand products ($5.7 million).
As of June 30, 2011, the product returns reserve related to the unapproved PEPs event amounted to $3.2 million which represents primarily management’s current estimate of the balance of ULTRASE MT and VIOKASE inventory in the distribution channel. Due to the subjectivity of this estimate, we prepared various sensitivity analyses to ensure our final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of ULTRASE MT and VIOKASE inventory in the distribution channel would have resulted in a change in the return reserve of approximately $0.3 million.
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
Accrued liabilities include reserves of $21.0 million and $12.9 million as of June 30, 2011, ($6.1 million and $8.1 million as of September 30, 2010) for estimated contract rebates and chargebacks. The increase is mainly due to the integration of legacy Eurand products ($14.4 million) and additional reserves related to the Affordable Care Act ($2.8 million).
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
The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2010, to June 30, 2011:

	Intangible
	assets	Goodwill
	$	$
Balance as at September 30, 2010	348.0	73.5
Eurand Acquisition	413.9	106.5
Other additions	0.4	—
Depreciation and amortization	(44.2)	—
Disposal of product line	(10.2)	—
Foreign exchange translation adjustments	8.8	2.6

Balance as of June 30, 2011	716.7	182.6

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

Item 3. Quantitative And Qualitative Disclosure About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which is incorporated herein by reference. As of June 30, 2011, our exposure to market risk has not changed materially since September 30, 2010.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, in October 2008, Eurand N.V. (“Eurand”) and Cephalon, Inc. (“Cephalon) received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. (“Mylan”) and Barr Laboratories, Inc. (“Barr”), each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, Eurand received a similar certification letter from Impax Laboratories, Inc. (“Impax”). In May 2009, Eurand received a similar certification letter from Anchen Pharmaceuticals, Inc. (“Anchen”).
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
The district court ruled that Eurand’s patents were infringed but invalid, and Mylan launched its generic product “at risk” in May. Cephalon has appealed the district court’s invalidity ruling to the Court of Appeals for the Federal Circuit. Stating that Cephalon’s “success on appeal is just as likely as not,” the district court judge later enjoined Mylan from selling its product during the pendency of the appeal and to recall its previously sold product from the marketplace. Recently, the appellate court stayed the injunction requiring Mylan to recall its previously sold product, but maintained the injunction against further sales.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Form 10-Q for the quarterly period ended December 31, 2010.

Item 6. Exhibits.

Exhibit No.	Exhibit

2.1*	Agreement and Plan of Merger entered into as of April 11, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc., Mpex Pharmaceuticals, Inc. and, solely with respect to Sections 1.1, 1.15, 1.16, 1.17, 1.18, 5.9 and 7.3 and Articles VIII and IX, the Securityholders’ Representative Committee (as defined therein). (1)

2.2*	Option Agreement entered into as of April 11, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc. (2)

2.3*	Development Agreement entered into as of April 11, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc. (3)

2.4	License Agreement entered into as of April 11, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc.

2.5	First Amendment to Option Agreement and Agreement and Plan of Merger entered into as of May 26, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Securities and Exchange Commission.

(1)	Schedule A to the Agreement and Plan of Merger has been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of this schedule to the SEC upon request.

(2)	Exhibit A to the Option Agreement has been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of the schedules comprising this exhibit to the SEC upon request.

(3)	Schedule 1.78 to the Development Agreement has been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of this schedule to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTALIS PHARMA INC.
Date: August 12, 2011	BY:	/s/ Steve Gannon
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1*	Agreement and Plan of Merger entered into as of April 11, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc., Mpex Pharmaceuticals, Inc. and, solely with respect to Sections 1.1, 1.15, 1.16, 1.17, 1.18, 5.9 and 7.3 and Articles VIII and IX, the Securityholders’ Representative Committee (as defined therein). (1)

2.2*	Option Agreement entered into as of April 11, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc. (2)

2.3*	Development Agreement entered into as of April 11, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc. (3)

2.4	License Agreement entered into as of April 11, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc.

2.5	First Amendment to Option Agreement and Agreement and Plan of Merger entered into as of May 26, 2011 by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Securities and Exchange Commission.

(1)	Schedule A to the Agreement and Plan of Merger has been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of this schedule to the SEC upon request.

(2)	Exhibit A to the Option Agreement has been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of the schedules comprising this exhibit to the SEC upon request.

(3)	Schedule 1.78 to the Development Agreement has been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of this schedule to the SEC upon request.