Form 10-K
period 2011-09-30
Aptalis Pharma Inc
filed 2011-12-20
CIK 1444570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-153896

APTALIS PHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	74-3249870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal year, there was no established public trading market for any of the common stock of the registrant and therefore, an aggregate market value of common stock of the registrant based on sales or bid and asked prices is not determinable. As of December 19, 2011, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Aptalis MidCo Inc.

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

In addition to the risks and uncertainties included or incorporated by reference in this Annual Report on Form 10-K, other factors that could cause our actual results or actual outcomes to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to:

•

our ability to market, commercialize and achieve market acceptance for any of the products that we are developing, commercializing or may develop or commercialize in the future, including the growth, establishment, maintenance or acquisition of specialty sales, marketing and distribution capabilities to commercialize products;

•	our ability to integrate acquired companies and successfully realize expected synergies, including from the acquisition of Eurand, without adversely affecting our business or results of operations;

•	the expected timing, costs, progress or success of any of our preclinical and clinical development programs, regulatory approvals, or commercialization efforts;

•	our ability to continue to successfully manufacture and commercialize our existing products or obtain third-party manufactured existing products;

•	the potential advantages of our products or product candidates over other existing or potential products;

•

our ability to enter into any new co-development, supply, or licensing agreements or to effectively maintain any existing co-development, supply, or licensing agreements with respect to our product candidates or products;

•	the expense, time and uncertainty involved in the development of our product candidates, some or all of which may never reach the regulatory approval stage;

•	our reliance on collaboration partners and licensees, to obtain and maintain regulatory approval for certain of our products and product candidates and to manufacture and commercialize such products;

•	our ability to compete in the pharmaceutical industry against other branded or generic products, including in the pharmaceutical technologies market segment;

•

delays in obtaining, or a failure to obtain and maintain, regulatory approval for our product candidates, including, but not limited to, ULTRASE MT, VIOKASE and AEROQUIN, in the United States and PYLERA and ZENPEP in the European Union;

•	our ability to successfully regain market share for ULTRASE MT OR VIOKASE in the United States;

•	our ability to obtain reimbursement for the products we commercialize;

•	our ability to protect our intellectual property and know-how and operate our business without infringing the intellectual property rights or regulatory exclusivity of others;

•	a loss of rights to develop and commercialize our products under our license and sublicense agreements;

•	a loss of any of our key scientists or management personnel;

•	our estimates of market sizes and anticipated uses of our product candidates;

•	our estimates of future performance; and

•	and our estimates regarding anticipated future revenue, expenses, operating losses, capital requirements and our needs for additional financing.

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

The names APTALIS®, APTALIS PHARMA®, EURAND®, ADVATAB®, BIORISE™, CANASA®, CARAFATE®, DIFFUCAPS®, DIFFUTAB®, DELURSAN®, PHOSPHO-SODA®, FLUTTER®, LACTEOL®, MICROCAPS®, ORBEXA®, PANZYTRAT®, PHOTOBARR®, PHOTOFRIN®, PHOTOSAN®, PYLERA®, SALOFALK®, SULCRATE®, ULTRASE®, URSO®, URSO 250®, URSO DS®, URSO FORTE®, VIOKASE®, ZENPEP® and ZPOINTS® are trademarks or registered trademarks owned or used under license by the Company and/or its affiliated companies.

All other trademarks or service marks appearing in this Annual Report on Form 10-K, including ACTIGALL™, ADVIL®, ADVATAB®, AMRIX®, APRISO®, ASACOL®, CIBALGINEDUE®, CITRAFLEET®, COLAZAL®, CREON®, DICLOMAX RETARD, DIPENTUM®, eFLOW®, HELIDAC®, IBUPROPHEN®, INNOPRAN XL®, KREON®, LAMICTAL® ODT, LIALDA®, METADATE CD®, MEZAVANT®, NITOROLR®, PANCREAZE™, PANCRELIPASE™, PENTASA®, PREVPAC®, ROWASA®, RULIDE®, SLOZEN®, SOLPURA®, TRIO®, TYLENOL®, UNISOM®, UNISOM SLEEPMELTS®, and URSOLVAN® , that are not identified as marks owned by us are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

APTALIS PHARMA INC., a Delaware corporation incorporated on November 28, 2007 as Axcan Intermediate Holdings Inc., is a leading specialty pharmaceutical company concentrating in the field of gastroenterology and cystic fibrosis, with operations in the United States (U.S.), Canada and the European Union (EU).

Our website address is www.aptalispharma.com. Information on our website is not incorporated herein by reference. Our reports filed with the Securities and Exchange Commission, or SEC, are available free of charge on the SEC’s website, http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports may also be accessed through, the “Investor Relations” section of the Company’s website as soon as reasonably practicable after we file or furnish such material with or to the SEC. In addition, copies of these reports will be made available free of charge, upon written request to Jim Porter, Senior Director, Communications, Aptalis Pharma, 100 Somerset Corporate Boulevard, Bridgewater, NJ 08807, USA. APTALIS PHARMA INC.’s corporate office is located at 22 Inverness Center Parkway, Suite 310, Birmingham, AL 35242.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we”, “our”, “us”, the “Company”, “API”, “Aptalis” and “Axcan” mean APTALIS PHARMA INC., and all of its subsidiaries.

Overview

Aptalis Pharma Inc. is a privately held, leading specialty pharmaceutical company providing innovative, effective therapies for unmet medical needs including cystic fibrosis and gastrointestinal disorders. We have manufacturing and commercial operations in the United States, the European Union and Canada, and our products include ZENPEP®, CANASA®, CARAFATE®, PYLERA®, PANZYTRAT®, LACTEOL®, DELURSAN®, and SALOFALK®. Our vision is to become the reference specialty pharma company providing innovative, effective therapies for unmet medical needs, including cystic fibrosis and gastrointestinal disorders, and we hope to achieve this through our mission: to improve health and quality of care by providing specialty therapies for patients around the world. We will strive to improve patient quality of care thanks to a broad range of products in cystic fibrosis and gastrointestinal disorders, a robust pipeline, technology platform, manufacturing capabilities and a skilled team of professionals with deep understanding of our customers’ needs.

We also formulate and clinically develop enhanced pharmaceutical and biopharmaceutical products for itself and others using its proprietary pharmaceutical technology (“PT”) platforms including bioavailability enhancement of poorly soluble drugs, custom release profiles, and taste-masking/orally disintegrating tablet (ODT) formulations.

We intend to enhance our position as the leading specialty pharmaceutical company concentrating in the field of cystic fibrosis and gastroenterology by pursuing the following strategic initiatives: 1) growing sales of existing products; 2) launching new products; 3) selectively acquiring or in-licensing complementary late stage or in-market products from third parties; 4) pursuing growth opportunities through development pipeline and through our pharmaceutical technologies capabilities; and 5) expanding internationally.

INDUSTRY AND COMPANY

Industry Overview

Gastrointestinal (“GI”) disorders are quite diverse affecting not only the GI tract but also different parts of the alimentary tract such as the pancreas, oropharynx, the liver and biliary systems and the alimentary canal. Disorders of the gastrointestinal tract are fairly common and occur in people of all ages. Causes of these disorders vary and could include genetic anomalies, the effect of certain toxins and drugs, infections, cancer and often unknown causes. GI disorders take up a significant share of the disease burden in developed economies and the gravity of the problem is further accentuated by the difficulty that they pose in effective management. The GI tract therapeutic area consists of some indications that can be treated through pharmacologic interventions, though significant unmet needs still exist, particularly for indications such as irritable bowel syndrome (IBS), Crohn’s disease (CD) and ulcerative colitis (UC).

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

According to a report entitled “Opportunities & Challenges in Digestive Diseases Research” (U.S. Department of Health and Human Services, National Institutes of Health —March 2009), at least 60 to 70 million Americans are affected each year by digestive diseases, placing a burden on society that exceeds $100 billion in direct medical costs in the U.S. Annually, in the U.S., about 14 million hospitalizations —10% of the total— and 15% of all in-patient hospital procedures are attributed to treatment of digestive diseases. In addition, in the U.S., 105 million visits to doctors’ offices occur each year for digestive diseases, frequently in response to symptoms such as abdominal pain, diarrhea, vomiting or nausea. Prescription drugs for the treatment of certain digestive diseases such as gastroesophageal reflux disease (GERD) rank among the most commonly used pharmaceutical drugs in the U.S. Even more worrying, digestive diseases are associated with significant mortality, morbidity and loss of quality of life. Digestive diseases, including cancer, are named as a primary cause of approximately 236,000 deaths in the U.S. each year. Moreover, digestive disorders, even conditions that are not immediately life-threatening, can severely affect patients’ quality of life and cause significant disability even for conditions that are not immediately life-threatening. Debilitating symptoms—such as chronic pain, discomfort, bloating, diarrhea, constipation, and incontinence, not to mention social stigma or embarrassment associated with many GI disorders can affect patients’ ability to work or engage in daily activities. Collectively, these diseases account for over $44 billion in indirect costs associated with disability and mortality each year in the U.S.

Exocrine Pancreatic Insufficiency (“EPI”) is caused by a deficiency of digestive enzymes normally produced by the pancreas and secreted into the digestive track. Pancreatic secretions primarily consist of three enzymes — lipases for the digestion of fat, proteases for the digestion of proteins and amylases for the digestion of sugars. A normally functioning human pancreas secretes eight enzymes that are required for the effective and efficient digestion and absorption of food. Scientific evidence indicates that, in addition to these eight key digestive enzymes, several coenzymes and cofactors are also required for absorption of essential nutrients. Porcine-derived pancreatic enzyme products (“PEPs”) are comparable in composition to human pancreatic secretions and apparently contain the key enzymes, coenzymes and cofactors necessary for proper digestion. If the pancreas is not able to produce and secrete sufficient amounts of these enzymes, food cannot be digested and the appropriate levels of nutrients cannot be absorbed into the bloodstream. Maldigestion and malabsorption associated with pancreatic insufficiency cause malnutrition, which can lead to impaired growth, impaired immune response and shortened life expectancy.

EPI is a condition resulting from various diseases, such as cystic fibrosis, chronic pancreatitis, pancreatic cancer, cytomegalovirus infection and HIV/AIDS. In addition, EPI can result from surgical procedures, including open gastric bypass, extensive small bowel resection and pancreatectomy. The primary users of PEPs are patients with pancreatic insufficiency secondary to cystic fibrosis and chronic pancreatitis.

Cystic fibrosis is a life-threatening genetic disease that, because of a defective gene, causes the body to produce a faulty protein that leads to abnormally thick, sticky mucus that clogs the lungs and obstructs ducts in the pancreas. When cystic fibrosis affects the pancreas, as it does in the majority of cystic fibrosis patients, the body does not absorb sufficient nutrients to grow and thrive. Cystic fibrosis is one of the most prevalent genetic diseases among Caucasians in the U.S. The disease affects an estimated 30,000 adults and children in the U.S. and some 100,000 patients worldwide, an estimated 85% to 90% of whom suffer from pancreatic insufficiency.

Chronic pancreatitis (CP) is a slow, clinically silent disease that gradually destroys the pancreas and is most often caused by excessive alcohol consumption, but may also result from other conditions such as hyperlipidemia, hyperparathyroidism, injuries or obstructions. Because CP is not necessarily characterized by inflammation or pain, it often goes undiagnosed and therefore its exact prevalence is unknown. Based on survey data reported in Medscape General Medicine, we believe chronic pancreatitis results in more than 500,000 physician visits per year in the U.S. See “Risk Factors — Risks Related to ZENPEP® — Even though ZENPEP has received regulatory approval for marketing in the U.S., and we have met significant milestones necessary to achieve marketing authorization in several venues, we may not succeed in obtaining regulatory approval for ZENPEP from other regulatory agencies. Without regulatory approval from other regulatory agencies, we will be unable to commercialize ZENPEP to its full potential and our growth prospects will be materially impaired.”

Acquisition of Eurand

On February 11, 2011, Axcan Holdings Inc., which subsequently changed its name to Aptalis Holdings Inc. (“Aptalis Holdings”), our indirect parent, and Axcan Pharma Holding B.V., an indirect subsidiary of ours, pursuant to the Share Purchase Agreement dated November 30, 2010 (as amended) acquired the outstanding equity of Eurand N.V. (“Eurand”) for total consideration of approximately $589.6 million equity(for a more complete description of the Transactions, see “—Transactions”). As a result of the acquisition, Eurand has become an indirect subsidiary.

Eurand utilized its proprietary pharmaceutical technologies to develop novel products that it believed had advantages over existing products or addressed unmet medical needs. Through its collaboration arrangements, Eurand has successfully applied its technologies to drug products in a diverse range of therapeutic areas, including cardiovascular, GI, pain, nutrition and respiratory. Eurand had six products approved by the FDA since 2001. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was simultaneously developing and commercializing its own portfolio of therapeutic products to address conditions associated with CF and GI disorders.

Using its own sales and marketing team, Eurand commercialized a portfolio of products for CF and GI patients in the United States. On August 27, 2009, the FDA approved Eurand’s lead product EUR-1008, or ZENPEP, for sale in the United States for the treatment of individuals suffering from EPI due to CF or other conditions. Eurand launched ZENPEP (pancrelipase) Delayed-Release Capsules in the United States in the fourth quarter of 2009 and expanded and supplemented its sales force immediately prior to launch to address both the GI and CF communities.

Eurand also had manufacturing and research facilities in the United States and Italy, and a manufacturing facility in France. Eurand manufactured and supplies over 40 different products for sale in the world’s largest pharmaceutical markets. Eurand traditionally generated revenues through three primary sources: the manufacture and supply of products, development and sales of out-licensed products, and fees related to Eurand’s formulation and product development work.

The acquisition of Eurand enables us to leverage the combination of two leading specialty pharmaceutical players, expand our gastroenterology product portfolio and provide us with a proprietary R&D growth engine and technology platforms supported by an extensive patent portfolio to meaningfully diversify its business, and expand its geographic and manufacturing footprint.

The aggregate equity purchase price of $589.6 million plus acquisition costs (including related fees and expenses) were funded by cash equity contributions, made through Aptalis Holdings, amounting to $140.0 million from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under our amended and restated credit agreement and related security and other agreements and cash on hand from Aptalis and Eurand.

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

We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of Axcan and Eurand, were used to repay the outstanding term loan portion amounting to $125.7 million of the our prior senior secured credit facilities and to pay related fees and expenses. The remaining amount of $250.0 million of the Senior Secured Term Loan Facility was used on March 15, 2011 to redeem 100% of our existing 9.25% senior secured notes due 2015.

Acquisition of Mpex

On April 11, 2011, Aptalis Holdings and Axcan Lone Star Inc. (“Merger Sub”), affiliates of ours, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Subsequently on August 31, 2011, under the terms of these agreements, Aptalis Holdings and Merger Sub acquired all of Mpex’s assets related to Aeroquin™ in a merger of Mpex with and into Merger Sub, with Mpex being the surviving corporation and a direct, wholly-owned subsidiary of us. Prior to the merger, Mpex transferred all of its assets and liabilities not related to Aeroquin™ to Rempex Pharmaceuticals, Inc. (“Rempex”), a newly formed company that is owned primarily by the previous Mpex stockholders (the “Divestiture”).

As a result of the Aeroquin Transaction, we made an initial non-contingent payment of $12.0 million on April 21, 2011. Additional consideration in relation with the Aeroquin Transaction consists of (i) remaining time-based, non-contingent payments amounting to $33.0 million and an additional $17.5 million of time-based payments will be paid in a number of installments, of which the final installment is due on April 1, 2014, plus, (ii) contingent payments of up to $195.0 million if certain regulatory and commercial milestones are met related to Aeroquin™, and (iii) earn-out payments based on net sales of Aeroquin™. Indemnity obligations of the Mpex security holders will be satisfied by set-off against a portion of the foregoing merger consideration payments.

The further development of Aeroquin™ is being conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Aptalis Holdings, Merger Sub, and Mpex. Since the completion of the divestiture of assets and liabilities unrelated to Aeroquin™ (the “Divestiture”) to Rempex, Rempex has assumed all of Mpex’s obligations under the Development Agreement. Under the Development Agreement, Rempex is paid for the actual development costs of Aeroquin™ and has primary responsibility for conducting day-to-day development activities. We are required to pay in advance development costs estimated for the next three months based on a rolling three months forecast. Aptalis Holdings and Mpex have input regarding development strategy. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $8.7 million for development expenses incurred by Mpex from November 15, 2010, to March 31, 2011, which has been expensed as acquired in-process research and an additional $9.9 million for estimated development costs to be incurred during the first three months of the Development Agreement, of which $8.5 million has been expensed as research and development. All payments under the Development Agreement, Option Agreement and Merger Agreement to Mpex or Mpex security holders, as applicable, were made by or on behalf of Merger Sub prior to the closing of the Aeuroquin Transaction, and are being made on behalf of Mpex since the closing of the Aeroquin Transaction.

During the year ended September 30, 2011, we expensed $65.5 million as acquired in-process research and development reflecting the initial non-contingent payment of $12.0 million, the discounted value of future time-based non-contingent payments payable under the Option and Merger agreements of $44.8 million (with a corresponding liability) and the payment for certain pre-agreement incurred development expenses of $8.7 million. As of September 30, 2011, $7.8 million, which reflects forecasted development costs for the next three months has been included in prepaid expenses and other current assets.

Equity investment in Aptalis Holdings

Simultaneous with the execution of the Mpex agreements, Aptalis Holdings received the proceeds of a $55.0 million equity investment from funds managed by Investor Growth Capital Limited. Aptalis Holdings contributed the proceeds of the equity investment to its subsidiaries to fund a portion of the cost of the Mpex transactions and a partial repayment on our $133.1 million note receivable from our parent company.

Competitive Strengths

We believe we have a number of competitive strengths that will enable us to further enhance our position in the gastroenterology and cystic fibrosis markets.

Diversified Portfolio of Branded Products. We currently market branded products in various product categories that treat a broad range of GI and CF diseases and disorders. During fiscal year 2011, two product lines, CANASA and CARAFATE, contributed 42% of our revenues, but no single product line accounted for more than 23% of our revenues. Our portfolio of products is also geographically diverse, with approximately 30% of our revenues being generated from sales outside the U.S. in fiscal year 2011.

Leading Competitive Positions in Attractive Gastroenterology Markets. We have a strong track record of leveraging a product line’s unique market position to drive performance. ZENPEP, CANASA and CARAFATE are our main products in the U.S.; ZENPEP is used to treat pancreatic insufficiency and is the second leading pancreatic enzyme replacement therapy (PERT) in the US. It is 1 of only 3 FDA approved PEPS in the US. CANASA is used to treat ulcerative proctitis and colitis and accounted for 65.0% of the U.S. market for rectally-administered mesalamine products in terms of sales in fiscal year 2011; CARAFATE is the only branded suspension-form sucralfate product in its market in the U.S. It accounted for 30.9% of the U.S. market sales for sucralfate products in fiscal year 2011. We believe that certain of our products are often the first line of treatment prescribed by physicians for these diseases and disorders. Additionally, CF and many of the GI diseases and disorders that our products are used to treat are chronic, and as a result, we believe that physicians tend to be reluctant to change a patient’s treatment program once the patient has been treated with and becomes accustomed to a particular product. As a result, we believe that our products experience a high degree of patient loyalty, allowing us to maintain leading competitive positions in the markets in which we participate.

Non-Patent Hurdles to Entry. Despite having limited long-term patent protection, we believe that our core product lines benefit from a variety of regulatory, clinical, sourcing and manufacturing hurdles to entry, including, depending upon the product line and the product, the requirement to conduct clinical trials, availability of various forms of regulatory exclusivity and the know-how required to manufacture certain dosage forms. We believe that these hurdles make it more difficult for generic competitors to introduce and market generic versions of certain of our products, including products from our ZENPEP, CANASA, CARAFATE, ULTRASE MT and VIOKASE product lines. See “Item 1A. Risk Factors—Risks Related to Our Business.”

Focused Sales Force with Market-Leading Performance. By focusing on establishing strong relationships with gastroenterologists, hepatologists and cystic fibrosis centers, we are able to effectively penetrate the gastroenterology market. As of September 30, 2011, our sales force numbers 185 representatives, located in the U.S., Canada and in the EU (including France, Germany and the UK).

Consistently High Free Cash Flow Generation. Historically, our business is characterized by strong free cash flows due to our robust operating history and minimal capital intensity. In addition, our capital expenditure requirements have historically been minimal, providing for strong free-cash-flow conversion. Since our acquisition by TPG and existing co-investors in 2008, we have generated cumulative free cash flow, defined as Adjusted EBITDA less capital expenditures, of approximately $639 million. We expect the sales growth of higher margin products such as ZENPEP and the realization of meaningful synergies from the combination with Eurand to enhance our free cash flows. For information regarding the risks we and our business face, please see “Item 1A. Risk Factors.”

Proven Track Record in Acquiring Products and Building Market Share. Our business development effort is focused on expanding our product portfolio by capitalizing on our core knowledge of the GI and CF markets. Our experienced business development team uses a rigorous and disciplined approach to identify and acquire products that can be grown by our sales force using the strong relationships we have with GI practitioners and CF centers. We have a strong record of acquiring and developing products, including ZENPEP and AEROQUIN this year, and growing their market share, as evidenced by our leading position in a number of the markets in which we participate. We plan to leverage this expertise to help grow ZENPEP in the U.S., launch ZENPEP and PYLERA in European markets, complete the development and launch AEROQUIN in both the U.S. and European markets.

Strong Research and Development Capabilities. We have strong R&D capabilities with a track record of developing and gaining regulatory marketing approvals. With the acquisition of Eurand, we added a broad portfolio of proprietary pharmaceutical technologies to our R&D capabilities as a result of the Eurand acquisition, including three primary technology platforms with eight distinct technologies. All of these primary technology platforms have resulted in the development and commercialization of marketed products. We are using these technologies to develop and expand its own internal pipeline of product candidates and to secure additional co-development agreements with third party pharmaceutical and biopharmaceutical companies. These technologies can be used to improve or develop enhanced formulations that have improved efficacy and safety profiles or that are more convenient for patients, leading to improved patient compliance. The three primary technology platforms consist of:

•	Custom release technologies to reduce daily dosing requirements and time the release of drugs in the body either to increase efficacy or to reduce side effects;

•

Tastemasking and Orally Disintegrating Tablets (“ODTs”) technologies to increase patient compliance through more convenient dosage forms such as orally disintegrating tablets and taste-masked drugs; and

•	Bioavailability enhancement technology to improve drug absorption, resulting in dose reduction and improved onset of action and improved bioavailability.

Experienced and Dedicated Management Team. We have a highly experienced management team at both the corporate and operational levels. Our team is led by President and Chief Executive Officer Frank Verwiel, M.D., formerly of Merck & Co., Inc., who has over 20 years’ experience in the health-care industry. Dr. Verwiel joined Aptalis Pharma as President and CEO in July 2005. David Mims, formerly with Scandipharm, Inc., is our President, U.S. Specialty Pharma. He joined Aptalis Pharma in February 2000, when we acquired Scandipharm, Inc. Mr. Mims has over 23 years of experience in the pharmaceutical industry. Jean Louis Anspach, formerly with Solvay (now Abbott), is our President, International Specialty Pharmaceuticals. He joined Aptalis Pharma in 2008, originally with Eurand. Mr. Anspach has more than 25 years of experience in the pharmaceutical industry. John Fraher is President, Pharmaceutical Technologies. He joined Aptalis Pharma in 1995, originally with Eurand, formerly with American Home Products and Wyeth. Mr. Fraher has more than 22 years in the health-care industry. Steve Gannon, our Senior Vice President and Chief Financial Officer, joined Aptalis Pharma in that capacity in April 2006, having previously served as CFO of CryoCath Technologies Inc. and held various senior financial positions at AstraZeneca and Mallinckrodt over the past 22 years. Ruth Thieroff-Ekerdt, M.D., formerly with Bayer, joined Aptalis Pharma in 2008, originally with Eurand, as Chief Medical Officer. Dr. Thieroff-Ekerdt has more than 25 years of experience in the health-care industry. Robert Becker, Ph.D. joined Aptalis Pharma in 2009, originally with Eurand, as Chief Scientific Officer, having held various positions at Boehringer-Ingelheim and Eli Lilly. Dr. Becker has more than 20 years of experience in the health-care industry. Theresa Stevens is Senior Vice President and Chief Corporate Development Officer, and joined Aptalis Pharma in June 2009, having previously served in executive positions within the industry, most recently with Novartis Pharmaceuticals as Executive Committee member and Vice President, Business Development and Licensing. Ms. Stevens has more than 25 years of experience in the health-care industry. Richard DeVleeschouwer is our Senior Vice President, Chief Human Resources Officer, joining the Company in March 2010, having served a number of senior human resources roles at Schering-Plough, Pharmacia and Monsanto. Mr. DeVleeschouwer has more than 23 years of experience as a Human Resources professional and more than 14 years of experience in the health-care industry.

Business Strategy

Our objective is to be a leader in the development, manufacturing, licensing and commercialization of innovative specialty pharmaceutical and biopharmaceutical products. The primary components of our strategy include the following:

Grow Sales of Existing Products. We call on a targeted group of prescribing physicians to build strong professional relationships. We also seek to leverage the unique value of our product lines to drive performance by means of physician and caregiver programs and dialogue with payors that help to differentiate us from the competition and position our products as the drugs of choice for many patients. As a result, our products are often the first line of treatment prescribed by physicians. We seek to leverage this strong position to maintain our lead in the markets in which we compete.

Launch New Products. Over the years, the expertise of our R&D and sales and marketing teams has allowed us to build strong relationships with the scientific and medical GI and CF communities. Thanks to our in-depth knowledge of cystic fibrosis and the gastrointestinal area, our team is able to present the benefits of our products to patients, health-care providers and payors and effectively launch new products. We intend to leverage our knowledge and expertise to successfully launch innovative products by strongly positioning them in selected markets, thus expanding our presence and reach.

Selectively Acquire or In-License Complementary Products. We plan to acquire or in-license new products that complement the strategic focus of our existing product portfolio. Due to our long-lasting presence, reputation, core knowledge of GI and CF markets, R&D expertise, multinational sales and marketing teams, market access and top-tier sales force, we believe we are a preferred partner for companies looking to sell or out-license their specialty products. Our experienced business development team uses a rigorous and disciplined approach to ensure that the product lines we acquire fit strategically within our portfolio. In recent years, we have successfully grown a number of product lines that we acquired or developed to become leaders in their markets. The acquisition of Eurand and its pharmaceutical technologies platform has created additional growth opportunities to in-license or acquire complementary products.

Pursue Growth Opportunities Through Developing Pipeline. We continue to invest in R&D to develop the next generation of products to address unmet medical needs in the gastroenterology and cystic fibrosis markets. Our internal development efforts focus primarily on clinical development, which includes life-cycle management and medical market access initiatives. Our objective is to contribute in establishing a valid value proposition for all our products across their life-cycle. With the addition of the pharmaceutical technologies capabilities, we expect to continue to identify product development opportunities since we believe a large number of marketed and development-stage pharmaceuticals have less than optimal safety and efficacy profiles. Through the application of formulation technologies and development and manufacturing expertise, we believe that ZENPEP has overcome a number of the challenges facing current other PEPS and that it has satisfied the requirements established by the FDA for such products.

Expand Internationally. Our current infrastructures in the U.S., the EU and Canada form the basis of our efforts to expand internationally by increasing our R&D and sales and marketing footprint worldwide. We intend to continue to increase the geographic presence of our products through our network of third-party distributors or strategic alliances with local partners.

Products

We focus on the field of gastroenterology and cystic fibrosis. Our current product portfolio includes a number of pharmaceuticals products for the treatment of CF and a range of GI diseases and disorders such as inflammatory bowel disease, cholestatic liver diseases, pancreatic insufficiency, and gastric and duodenal ulcers.

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

With the exception of ZENPEP and PYLERA, most of our products that we market do not benefit from any patent protection. We believe, however, that certain of our products benefit from other hurdles to the entry of competitors or generics. Our products nevertheless remain subject to brand competition and generic product entry. Competition from generic products which are typically sold at a significant discount from branded products could significantly and negatively affect our revenues. As of September 30, 2011, our main product lines are ZENPEP, CANASA, CARAFATE, and PYLERA in the U.S., SALOFALK, URSO and URSO DS in Canada, and DELURSAN, PANZYTRAT and LACTEOL in the EU.

Our main product lines, their sales, patent/regulatory protection and certain other hurdles to entry are discussed below.

Pancreatic Enzyme Products

ZENPEP and AG

ZENPEP is a proprietary porcine-derived PEP developed under the 2004 FDA guidance on pancreatic enzyme replacement therapies. It has been approved for the treatment of EPI due to CF or other conditions. We are marketing ZENPEP to the approximately 220 CF centers (including 115 Cystic Fibrosis Foundation (“CFF”), accredited centers, satellite offices for the accredited centers and some centers which are not accredited by the CFF) across the United States and to the GI market segment. ZENPEP is one of three branded PEPS that have been approved by the FDA and which are marketed in the United States. ZENPEP competes directly with the other two branded products, CREON (Abbott Laboratories) and PANCREAZE (Johnson & Johnson).

Clinical trials of ZENPEP demonstrated safety and efficacy in both adults and children. In addition to receiving five years of regulatory exclusivity as a new chemical entity (“NCE”), we have filed a number of patent applications that include claims intended to provide market exclusivity for certain commercial aspects of ZENPEP. On February 16, 2010, we were issued U.S. Patent No. 7,658,918, titled “STABLE DIGESTIVE ENZYME COMPOSITIONS,” which covers ZENPEP and is not scheduled to expire until February 20, 2028.

In the fourth quarter 2009, PANCRELIPASE (pancrelipase) Delayed-Release Capsules, was introduced as an authorized generic, or AG, to the 5000 unit dose of ZENPEP. The AG, which is marketed by X-GEN Pharmaceuticals, Inc. (“X-GEN”), complements our direct selling efforts in the CF and CP segments of the PEP market. Both the 5000 unit dose of ZENPEP and the AG are available to physicians, patients and pharmacies.

According to IMS data, the ZENPEP franchise had successfully captured approximately 23% of the U.S. pancrelipase unit market share as of September 30, 2011. For the year ending September 30, 2011, we reported revenues of $62.7 million for the ZENPEP franchise.

ULTRASE

In the U.S., we were marketing as ULTRASE pancreatic enzyme microsphere (ULTRASE MS) and mini-tablet (ULTRASE MT) products, indicated for patients with partial or complete exocrine pancreatic insufficiency caused by CF, CP, and other diseases.

We ceased distributing our ULTRASE product lines in the U.S. effective April 28, 2010. This action was taken because we did not receive FDA approval for ULTRASE MT by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products to remain on the market. We also interrupted shipments of ULTRASE MT from the U.S. to Canada and export markets to allow time for the FDA to review our request confirming that applicable export requirements were being met. As of September 30, 2011, we have not resumed distribution of our ULTRASE MT product.

The NDA for ULTRASE MT was filed in 2007 and FDA Complete Responses were received on the following dates: July 1, 2008 (approvable letter), September 9, 2009, May 5, 2010 and the latest on November 28, 2010. The last letter requires that unresolved deficiencies raised with respect to the manufacturing and control processes (including those identified in an FDA inspection) at the manufacturer of the active ingredient for ULTRASE MT be addressed before approval can be granted. On September 1, 2011, we filed our response to the FDA’s Complete Response letter. We have a PDUFA date of March 1, 2012. We are in ongoing discussions with the FDA regarding ULTRASE MT and continue to work with the manufacturer of the active pharmaceutical ingredient to address any issues identified by the FDA as soon as possible. However, no additional clinical studies are required.

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

VIOKASE, although not actively promoted, is still sold in Canada. Our Canadian sales of VIOKASE are immaterial.

The VIOKASE NDA rolling submission was completed in the first quarter of fiscal 2010 and a FDA Complete Responses was received on November 28, 2010. The letter required that unresolved deficiencies raised with respect to the manufacturing and control processes (including those identified in a FDA inspection) at the manufacturer of the active ingredient for VIOKASE be addressed before approval can be granted. On September 1, 2011we filed our response to the FDA’s Complete Response letter. We have a PDUFA date of March 1, 2012. We are in ongoing discussions with the FDA regarding VIOKASE and continue to work with the manufacturer of the active pharmaceutical ingredient to address any issues identified by the FDA, as soon as possible. However, no additional clinical studies are required.

VIOKASE does not currently benefit from patent protection. However, we believe that like ULTRASE MT, it will be entitled to receive NCE market exclusivity pursuant to the Hatch-Waxman Act upon NDA approval.

PANZYTRAT

PANZYTRAT consists of enteric-coated microtablets for use in the treatment of exocrine pancreatic insufficiency and pancreatic enzyme deficiency. PANZYTRAT is marketed in several countries, mainly Germany, the Netherlands and Switzerland, as well as a several Eastern European markets. We reported net sales of $14.9 million, $14.8 million and $14.2 million for PANZYTRAT in fiscal years 2011, 2010 and 2009, respectively. In local currency, net sales of PANZYTRAT, were €10.6 million, €10.9 million and €10.6 million in fiscal years 2011, 2010 and 2009, respectively.

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

Mesalamine

CANASA

CANASA, a 1,000mg mesalamine suppository sold in the U.S., is indicated for the treatment of ulcerative proctitis, a distal form of inflammatory bowel disease. CANASA is currently the only FDA-approved mesalamine suppository available in the U.S.

We reported net sales of $94.0 million, $80.9 million and $84.7 million for CANASA in fiscal years 2011, 2010 and 2009, respectively. The increase in sales in fiscal year 2011 as compared to fiscal year 2010 is due to the combined effect of price increases and sales volume, which in turn was driven mainly by prescription growth. The decline in sales in fiscal year 2010 as compared to fiscal year 2009 resulted from temporary changes in wholesaler shipping patterns experienced in fiscal year 2010, as well as increased promotional activity by Shire US Inc., following the launch of LIALDA®, a new oral mesalamine products in the U.S. market that was partially offset by price increases announced during fiscal year 2009.

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

In a July 2010 posting on clinicaltrial.gov that was updated in November 2010, Sandoz Inc. disclosed that it had initiated in June 2010 a clinical trial to establish therapeutic equivalence of a 1,000 mg rectal mesalamine suppository product to CANASA rectal suppositories, for the treatment of mild to moderate ulcerative proctitis. The disclosure states that the trial is being conducted in India and has an estimated duration of 18 months. No further data or information has been found about these studies. Cadila Healthcare Inc. also recently disclosed that it is conducting a similar clinical study in India to establish therapeutic equivalence of a 1,000 mg rectal mesalamine suppository product to CANASA.

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

We reported net sales of $23.7 million, $19.8 million and $18.9 million for SALOFALK in fiscal years 2011, 2010 and 2009, respectively. The increase in sales in fiscal year 2011 as compared to fiscal year 2010 is due to the combined effect of price increases and the positive impact of currency fluctuations compared to the preceding fiscal year, as the value of the Canadian dollar appreciated against the U.S. dollar by approximately 6.5%.

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

We reported combined net sales of $108.6million, $86.5 million and $68.5 million for CARAFATE and SULCRATE in fiscal years 2011, 2010 and 2009, respectively. The increase in sales from fiscal year 2009 to fiscal year 2010 as well as from fiscal year 2010 to fiscal year 2011 mainly resulted from increases in prescription volumes and from price increases.

Neither CARAFATE nor SULCRATE have any patent protection or regulatory exclusivity in its respective market. Patent protection for CARAFATE lapsed in fiscal year 2001.

There are no generic versions of CARAFATE and SULCRATE oral suspension that are commercially available in the U.S. or Canada. However, we are aware that a third party has filed an Abbreviated New Drug Application, or ANDA, for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, the active pharmaceutical ingredient in our CARAFATE product. If a generic version of CARAFATE was to be launched, it could have a significant negative impact on sales of CARAFATE oral suspension in the U.S.

Ursodiol

URSO 250 and URSO FORTE (U.S.)

In the U.S., we market URSO 250, a 250-mg ursodiol tablet and URSO FORTE, a 500-mg ursodiol tablet for the treatment of Primary Biliary Cirrhosis, or PBC, a chronic liver disease.

We reported net sales of $14.9 million, $18.7 million and $50.0 million for URSO 250/ URSO FORTE in the U.S. in fiscal years 2011, 2010 and 2009, respectively. The decrease in sales in fiscal years 2011 and 2010 as compared to fiscal year 2009 resulted from the entry of generic versions of URSO 250 and URSO FORTE on the U.S. market, following approval by the Office of Generic Drugs on May 13, 2009. This decrease was partially offset by price increases announced on our URSO 250 and URSO FORTE branded products, and by sales generated from the launch of an authorized generic version of our ursodiol products. On July 2, 2009, we announced that we had entered into an agreement with Prasco Laboratories under which Prasco markets and sells an authorized generic of URSO 250 and URSO FORTE in the U.S. Despite measures taken to defend our URSO franchise in this market, we expect future sales to continue to decline.

URSO and URSO DS (Canada)

In Canada, we market URSO, a 250-mg ursodiol tablet and URSO DS, a 500-mg ursodiol tablet for the treatment of cholestatic liver diseases, which include PBC and primary sclerosing cholangitis (PSC). URSO and URSO DS were covered by a patent relating to the use of ursodiol for the treatment of PBC in Canada, which was to expire in 2011. However, in 2006, the generic product manufacturer, Pharmascience Inc., successfully challenged the validity of this patent under Health Canada’s Notice of Compliance Regulation procedures. In May 2006, generic versions of URSO and URSO DS received approval for sale in Canada and were launched in fiscal year 2007. The launch of these generic products has had a negative impact on sales of URSO and URSO DS since fiscal year 2007.

We reported net sales of $2.7 million, $2.5 million and $3.0 million for URSO/URSO DS in Canada for fiscal years 2011, 2010 and 2009, respectively.

URSO and URSO DS do not benefit from any other patent protection or other form of regulatory exclusivity in Canada.

DELURSAN

DELURSAN, is a 250mg ursodiol tablet marketed in France and indicated for the treatment of cholestatic liver diseases, including PBC, PSC and liver disorders related to cystic fibrosis. On November 28, 2011, we received approval for the marketing authorization for Delursan 500mg.

We reported net sales of $26.2 million, $23.4 million and $20.8 million for DELURSAN, in fiscal years 2011, 2010 and 2009, respectively. In local currency, net sales of DELURSAN, were €18.7 million, €17.3 million and €15.4 million in fiscal years 2011, 2010 and 2009, respectively.

DELURSAN mainly competes with URSOLVAN® (Sanofi-Aventis S.A.). However, we expect another branded competitor to be launched in France in 2012. A request for marketing approval was submitted by Mayoli Spindler for CHOLURSO® 250mg and 500mg, based on well-established use. Additionally, on December 1, we learned that a generic UDCA (ursodeoxycholic acid) 250mg was being assessed by Afssaps (Agence francaise de securite sanitaire des produits de santé).

DELURSAN does not have any patent protection or any regulatory exclusivity in France. As a result, if another ursodiol product is launched, it could have a significant negative impact on sales of DELURSAN, in France. See “Item 1A. Risk Factors — Risks Related to Our Business.”

Helicobacter pylori eradication

PYLERA

PYLERA is a three-in-one capsule therapy marketed for the eradication of Helicobacter pylori, a bacterium recognized as being the main cause of gastric and duodenal ulcers.

We reported net sales in the United States of $13.0 million, $10.5 million and $8.2 million for PYLERA in fiscal years 2011, 2010 and 2009, respectively.

Other pre-packaged products (all in blister packs) that compete with PYLERA include HELIDAC® (Prometheus Laboratories Inc.) and PREVPAC® (TAP Pharmaceutical Products Inc.).

In 2011, Pylera received regulatory approvals in the UK, Ireland, Germany, France and Belgium; approvals in other European countries (Poland, Portugal, Spain and Italy) are expected in the next few months. We expect to launch the product Europe in 2012, either ourselves in countries like France and Germany, or via partnerships.

PYLERA is protected by patent claims covering triple and quadruple therapies for Helicobacter pylori eradication. These claims cover the treatment of duodenal ulcer disease (and in some countries reflux esophagitis and gastric ulcer) through the eradication of Helicobacter pylori using a bismuth compound together with two or more antibiotics. The expiry dates of these patents vary depending on the jurisdiction. In the U.S., they expired in March 2010. The double capsule formulation of this product and its use in multiple therapies is also covered by patent in a number of countries. The U.S. patent expires in December 2018. Prior to November 2008, the U.S. patents covering PYLERA’s triple and quadruple therapies for Helicobacter pylori eradication and capsule formulation were not eligible for listing in the FDA’s Orange Book or to benefit from the automatic 30-month stay provisions of the Hatch-Waxman Act. In November 2008, pursuant to the enactment of the Q1 Program Supplemental Funding Act (Q1 Act), the Food, Drug and Cosmetics Act, or FDCA, was amended to permit the Orange Book listing of patents covering products containing antibiotic active ingredients included in an application submitted to FDA for review prior to November 21, 1997 or, “old” antibiotics, which is the case of PYLERA. In December 2008, our patents were submitted for listing in the FDA’s Orange Book. Accordingly, we believe we are eligible to benefit from the automatic stay provisions of the Hatch-Waxman Act for an ANDA submitted subsequent to the date these patents were listed in the Orange Book and which contains a paragraph IV certification. For more details regarding the
30-month stay provisions of the Hatch-Waxman Act, see “Item 1. Business — Government Regulation — U.S. Regulations — Abbreviated New Drug Application”.

Other Products

LACTEOL

LACTEOL is a product containing specific proprietary strains of Lactobacillus LB in a lyophilized powder form. It is available as capsules and powder sachets, and is primarily indicated for the treatment of diarrhea. LACTEOL is sold in France and in 36 export markets.

We reported net sales of $16.0 million, $15.9 million and $23.6 million for LACTEOL in fiscal years 2011, 2010 and 2009, respectively including $10.1 million, $9.5 million and $16.5 million outside of France. The decline in sales fiscal year 2010 as compared to fiscal year 2009 is a result of LACTEOL no longer being reimbursed in Germany, since February 2010.

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

On April 22, 2010, we entered into an agreement with Norgine Pharmaceuticals for the distribution and promotion of our LACTEOL product line in Australia. On August 10, 2011, we entered into an agreement with G. Pohl Boskamp GmbH for the distribution and co-promotion of our LACTEOL product line in Germany.

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

On March 28, 2011, we entered into a definitive agreement with Pinnacle Biologics, Inc., who acquired all global assets and rights related to PHOTOFRIN/PHOTOBARR, including all marketing authorizations, inventory, for non-contingent payments amounting to $4.2 million. In addition to the non-contingent payments, additional payments will be made to us after the achievement of certain milestones events. In addition, we will be paid royalties on annual net sales of PHOTOFRIN/PHOTOBARR.

During the fiscal year ended September 30, 2011, we recorded a loss of $7.4 million as a result of the disposal of the PHOTOFRIN/PHOTOBARR product line. Consideration for additional contingent payments to be made to us will be recorded as a gain in the period in which they are received. We reported net sales of $2.7 million, $3.9 million and $4.9 million for PHOTOFRIN/PHOTOBARR in fiscal years 2011, 2010 and 2009, respectively. The decline in sales resulted from the continued loss of supply of the balloon centering catheter as it was discontinued. That balloon centering catheter is required for the treatment of high-grade dysplasia associated with Barrett’s esophagus.

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

We started promoting FLEET PHOSPHO-SODA on January 1, 2010 and CITRAFLEET on September 15, 2010. We reported net sales of $4.7 million and $2.2 million for FLEET PHOSPHO-SODA and CITRAFLEET in fiscal year 2011 and 2010, respectively.

Products in Development

Our research and development team leverages its expertise in the field of gastroenterology and cystic fibrosis to develop product line enhancements and modifications to existing products and to develop new product candidates, consistent with our development growth strategy. Our R&D capabilities include Pharmaceutical Development, Regulatory Affairs, Quality and Compliance, Clinical Development and Medical Affairs.

Our staff of research scientists has expertise in all aspects of the drug development process on a global basis, from pre-formulation studies and formulation development, to scale-up and manufacturing. The clinical development and medical affairs team assumes product stewardship from first-in-man studies and preclinical testing up to post-marketing studies, risk management and pharmacovigilance activities and contributes to market access strategies and tactics.

For new internal product candidates, we mainly consider the development of late-stage (Phase II and beyond) novel molecules and repurposing/reformulations of established drugs that, in our view, provide an acceptable risk/return profile. As part of our business strategy, we enter into licensing agreements with external companies that are developing compounds and innovative products in the field of gastroenterology. These compounds and products are typically in-licensed with some combination of up-front payments, development milestone payments and/or royalty payments. In some cases, we have an option to acquire an ownership position in the company with which we have entered into such an agreement.

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

Given that the successful development of any pipeline program is dependent on a number of variables, it is difficult to accurately predict timelines for regulatory approval and thus clinical development expenses. In fiscal year 2011, our R&D expenses were approximately $58.0 million or 12.3% of our total revenue ($31.7 million, or 8.9% of revenue in fiscal year 2010 and $36.0 million, or 8.8% of revenue in fiscal year 2009).

The following is a description of our active and disclosed pipeline projects. The intellectual property associated with these projects is discussed below in “Patents and Trademarks.”

Mesalamine

As a result of the post-merger project portfolio consolidation, we terminated our MAX-002 Phase III clinical program, seeking approval of a new patented mesalamine suppository formulation characterized by its smaller size and lower melting temperature after having enrolled about 50% of the intended patients. We have ongoing life cycle management initiatives with respect to our CANASA franchise. AN FDA postmarketing requirement to conduct a study in pediatric patients with ulcerative proctitis is on track to be met.

Sucralfate

We have ongoing life cycle management initiatives with respect to our CARAFATE franchise. On March 14, 2011, we entered into an agreement with a third-party to jointly develop a new combination product including Sucralfate. Under the terms of this agreement, we will pay a series of contingent and non-contingent milestone based payments. Upon commercialization of the new product, we will pay the third party to the arrangement a single digit royalty on net sales of the new product. Additionally, we will pay the third party a single digit royalty on net sales of CARAFATE, beginning on January 1, 2013, until December 31, 2019.

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

Results confirmed that high-dose ursodiol is safe and well tolerated in patients with NASH. They also demonstrated a significant and marked biochemical response to high-dose ursodiol. Results of this study were published in the October 2011 edition of the “Journal of Hepatology.”

Helicobacter pylori eradication

PYLERA

Pylera (bismuth subcitrate potassium, metronidazole and tetracycline hydrochloride) is a fixed combination treatment for eradication of Heliobacter pylori in patients with H.pylori infection and duodenal ulcer disease. Pylera was approved in the U.S. in 2006 and received an approvable letter from BfArM in July 2011; local approvals are granted in the UK, Ireland, Germany, France and Belgium; approvals in other European countries are expected in the next months. Several studies will be initiated in France as part of the European risk management plan, including a pharmacokinetic study to investigate the exposure of patients to bismuth in a real world setting; the profile of H.pylori resistance to commonly used antibiotics; and a drug utilization study.

Pancreatic Enzyme Products

ZENPEP

ZENPEP is a proprietary porcine-derived PEP developed under the 2004 FDA guidance on PEPs. It has been approved for the treatment of EPI due to CF or other conditions in Aug 2010. Clinical trials of ZENPEP demonstrated safety and efficacy in both adults and children. Two new dosage strengths (3000 and 25000) of Zenpep were approved by the FDA in June and July 2011, respectively, making ZENPEP the only PEP marketed in the US available in 6 dosage strengths. ZENPEP, as the other FDA-approved PEPs currently marketed in the US (PANCREAZE, Johnson and Johnson, and CREON, Abbott), has postmarketing requirements. We believe we are on track to meet these postmarketing commitments. EPI in CF typically requires treatment at a very early age. The safety of ZENPEP in children with EPI due to CF under one year was confirmed in a clinical study, expanding the data for ZENPEP in the pediatric population.

We are also seeking a Market Authorization in the EU under the centralized procedure and are conducting a development program, including clinical studies, in the EU to generate data in support of a filing. The development program is ongoing.

ULTRASE and VIOKASE

We ceased distributing our ULTRASE and VIOKASE product lines in the United States effective April 28, 2010. This action was taken because we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products.

The NDA for ULTRASE MT was filed in 2007 and FDA Complete Responses were received on the following dates: July 1, 2008 (approvable letter), September 9, 2009, May 5, 2010 and the latest on November 28, 2010. The last letter requires that unresolved deficiencies raised with respect to the manufacturing and control processes (including those identified in a FDA inspection) at the manufacturer of the active ingredient for ULTRASE MT be addressed before approval can be granted. On September 1, 2011we filed our response to the FDA’s Complete Response letter. We have a PDUFA date of March 1, 2012.

The VIOKASE NDA rolling submission was completed in the first quarter of fiscal 2010 and a FDA Complete Responses was received on November 28, 2010. The letter required that unresolved deficiencies raised with respect to the manufacturing and control processes (including those identified in a FDA inspection) at the manufacturer of the active ingredient for ULTRASE MT be addressed before approval can be granted. On September 1, 2011, we filed our response to the FDA’s Complete Response letter. We have a PDUFA date of March 1, 2012.

We are in ongoing discussions with the FDA regarding both ULTRASE MT and VIOKASE and continue to work with the manufacturer of the active pharmaceutical ingredient to address any issues identified by the FDA, as soon as possible. However, no additional clinical studies are required. If ULTRASE MT and VIOKASE are not approved, it may continue to adversely affect our financial position, cash flows or overall trends in results of operations.

In order to continue to support ULTRASE MT once approved, we have completed a pediatric Phase III clinical program to demonstrate the efficacy of ULTRASE MT in patients aged two to six years old. Once ULTRASE MT is approved, we expect to submit a supplemental NDA to enhance the product’s labeling.

While we cannot provide any assurances, we hope to ultimately receive regulatory approval for ULTRASE MT and VIOKASE under FDA’s guidance to the industry. See “Item 1A. — Risk Factors -Risks related to our Pancreatic Enzyme Products”.

PANZYTRAT

The multicenter Phase IV study aimed at assessing and comparing the efficacy of PANZYTRAT 25,000 in the control of steatorrhea in patients with cystic fibrosis who demonstrate pancreatic insufficiency is ongoing. This study should allow us to better position our product on the markets where it is currently available.

Others

AEROQUIN

Aeroquin™, a proprietary aerosol formulation of levofloxacin, acquired with the MPEX transaction, is currently in Phase 3 clinical trials for the treatment of chronic pulmonary infections in patients with cystic fibrosis (CF). Chronic pulmonary infections in CF patients are currently treated with Tobi® (tobramycin inhalation solution) and Cayston® (aztreonam solution for inhalation). However, CF patients experience pulmonary exacerbations impacting quality of life and overall survival. Levofloxacin belongs to a different class of broad spectrum antibiotics that are currently used to treat pulmonary exacerbations by oral or intravenous route. Aeroquin is a novel formulation of the fluoroquinolone, levofloxacin, that has been optimized for aerosol delivery and can be delivered rapidly and efficiently using a customized PARI investigational configuration of the eFlow® nebulizer system. Upon approval, Aeroquin should add to the armentarium for managing chronic pulmonary infections in CF patients by enabling administration of levofloxacin as nebulized inhaled antibiotic, taking advantage of the local application to expose the target organ to high concentrations of levofloxacin far exceeding the local concentration achieved with systemic administration. Two phase 3 studies are ongoing, aiming to enroll approximately 600 patients and collect safety data, demonstrate reduction of exacerbation episodes compared to placebo, and compare Aeroquin to Tobi in its ability to maintain pulmonary function.

EUR-1100

We entered in to clinical development of EUR- 1100 for treatment of eosinophilic esophagitis, a rare gastrointestinal disease. No treatments are currently licensed in the U.S. for this indication, EUR-1100 was granted orphan drug status in the U.S. A follow-on candidate for EUR-1100 in the same indication is in early development.

Sales and Marketing

In the U.S., we sell our products to most major wholesale drug companies and distributors, which in turn distribute our products to chain and independent pharmacies, hospitals and mail-order pharmacies. At September 30, 2011, the previous legacy Axcan and legacy Eurand sales forces were fully integrated into one sales force with 100 representatives promoting ZENPEP, CANASA and PYLERA. As of September 30, 2011, in the U.S. we had 11 regional sales managers and 2 zone directors, managed by a VP of sales, and 6 commercial/governmental account managers in our managed markets group. This sales team calls on high-volume prescribing gastroenterology physicians, cystic fibrosis centers, as well as third-party payors, clinical pharmacists and formulary administrators. Since the launch of PYLERA, in May 2007, sales representatives have also been visiting a small number of general practitioners known to be high-volume prescribers of Helicobacter pylori eradication therapies.

In Canada, we sell our products to hospitals and wholesale drug companies, which in turn distribute our products to pharmacies. Our major products are included in most provincial drug benefit formularies. In Canada, our SALOFALK product line is promoted by our 11 sales representatives and a market access manager, under the supervision of a regional sales manager. They call on gastroenterologists and internal medicine specialists with a particular interest in GI diseases, as well as on colorectal surgeons.

In France, we sell our products to distributors, which in turn distribute them to wholesale drug companies, which in turn distribute them to pharmacies. As of September 30, 2011, in France we had 42 sales representatives who, under the supervision of 5 regional sales directors, regularly visit high-volume prescribing physicians and pharmacies to promote our local prescription products. In addition as of September 30, 2011, in Germany, we have an exclusive contracted sales force consisting of 32 sales representatives under the supervision of four regional sales managers. We also have a partnership agreement with an over-the-counter distributor and marketer to co-promote LACTEOL in French pharmacies.

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

For the fiscal years ended September 30,
	2011	2010	2009
Customer A	26.3%	29.9%	30.4%
Customer B	25.5%	28.1%	37.4%
Customer C	10.0%	12.2%	11.7%

Total	61.8%	70.2%	79.5%

In addition to the above, we participate in high-level international medical meetings on topics related to GI and CF areas. These events are recognized by leading institutions. In North America, attendees earn continuing medical education (CME) credits. Thus, we believe that we are recognized not only as a supplier of quality products, but also as an important link in the continuous medical education process.

Manufacturing and Supply

The manufacturing supply chain for our products is supported by our manufacturing facilities located in the United States and Europe and by third parties. We manufacture ZENPEP at one of our facilities in Italy, LACTEOL at our facility in France, SALOFALK at our facility in Canada and other Pharmaceutical Technology products in the United States and Italy. We outsource aspects of the manufacturing of our other products. We intend to continue outsourcing the manufacturing and distribution of certain of our products for the foreseeable future.

Our internal and third party manufacturing operations are subject to extensive government regulations as prescribed by regulatory authorities in and outside the U.S., including in Canada and the EU. For example, the FDA requires that the drug product be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP. In complying with cGMP regulations, manufacturers must continue to invest time, money and effort in manufacturing and quality control and quality assurance to ensure that their products meet applicable specifications and regulatory requirements. The same applies to our manufacturers outside of the U.S. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements and other applicable regulations and standards.

With the exception of LACTEOL, we rely on third parties to supply the active pharmaceutical ingredients used in our finished products. While we believe there are alternative sources of supply for the active pharmaceutical ingredients and raw materials required for the manufacturing of our products, APIs for certain of our products, for example, ZENPEP, are sourced from single suppliers. Should any of our current suppliers be unable to meet our business needs, there is possibility we could not be able to qualify alternative suppliers in a timely manner, or obtain the required materials under favorable terms. For some of our marketed products the finished dosage manufacturer also packages the product, while for others we use a separate third-party packaging company. Supply agreements are in place with most third parties and typically have three to five-year terms; our current contracts will expire at various dates over the next three to five years. We believe, but cannot guarantee, that we will be able to renew these agreements under satisfactory terms and conditions as they expire or we shall be able to find suitable alternate suppliers and manufacturers. Should we be unable to renew these agreements under favorable terms and conditions or find suitable alternatives, our business may be adversely affected.

We have entered into agreements with third parties to manufacture the finished dosage form of all our marketed products other than LACTEOL, SALOFALK, ULTRASE and ZENPEP. Depending on the particular arrangement, either we or the third-party manufacturer sources the active pharmaceutical ingredient. We also use third parties to perform analytical testing on our raw materials, active ingredients, finished products and product candidates.

Our agreements with suppliers, manufacturers and testing laboratories include, among others, specific supply terms, product specifications, testing and release mechanisms, batch size requirements, price, payment terms, forecast requirements, shipping and quality assurance conditions. Under some of these agreements, we are obligated to purchase all or a specified percentage of our requirements for the product or active pharmaceutical ingredient supplied under the agreement. These agreements generally permit the manufacturer or supplier to pass on to us increases in cost of production or materials.

With the exception of the manufacturers of CANASA, and CARAFATE, our manufacturers and suppliers are not prevented from supplying similar product to third parties. Our suppliers of mesalamine and the manufacturer of CANASA have each agreed not to supply similar or same mesalamine active ingredient or mesalamine product to a third-party in the U.S. or Canada. Our supplier of CARAFATE has agreed not to supply a suspension formulation of sucralfate, the active pharmaceutical ingredient in CARAFATE, to a third-party in the U.S.

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

U.S. Regulations

New Drug Application

We are required by the FDA to comply with new drug application (NDA) procedures for our branded products prior to commencement of marketing. New drug compounds and new formulations for existing drug compounds that cannot be filed as abbreviated new drug applications (“ANDAs”) are subject to NDA procedures. These procedures include (1) preclinical laboratory and animal toxicology tests; (2) submission of an investigational new drug (IND) application and its required acceptance by FDA before any human clinical trials can commence; (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of a drug for its intended indication; (4) submission of an NDA to the FDA; and (5) FDA approval of an NDA prior to any commercial sale or shipment of the product, including pre-approval and post-approval inspections of its manufacturing and testing facilities.

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

Abbreviated New Drug Application

When a drug is listed in the Orange Book and when a potential competitor seeks to market a generic version of such a product, an ANDA may be filed in lieu of an NDA. An ANDA provides for marketing of a drug product that has the same active pharmaceutical ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Under the ANDA procedure, the FDA waives the requirement to submit complete reports of preclinical and clinical studies of safety and efficacy, and instead, requires the submission of bioequivalency data, that is, demonstration that the generic drug produces the same blood levels of drug in the body as its brand-name counterpart, although the FDA may agree or require other means of establishing bioequivalence.

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

Trademarks and Patents

We believe that trademark protection is an important part of establishing product and brand recognition. We own a number of registered trademarks and trademark applications, including trademarks for all of our key product lines, and have acquired the rights to trademarks for several of our other product lines by license. We actively manage our trademark portfolio and maintain trademark registrations in a number of jurisdictions where we sell our products and regularly file applications where we sell or intend to distribute our products. In the U.S., trademark registrations remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce.

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

Pursuant to license agreements with third parties, we have acquired rights to manufacture, market and used related know-how, trade secrets and, in certain cases, patented technology for our existing products, as well as many of our development products and technologies. Such agreements typically contain provisions requiring us to use commercially reasonable efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements, and may be cancelled upon our failure to perform our payment or other obligations.

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

ULTRASE and VIOKASE

We own the trademark ULTRASE and we market certain pancreatic enzyme-based microspheres and mini-tablets under the ULTRASE brand in North and Latin America.

There are currently no issued U.S. patents covering ULTRASE. However, we have over twenty (20) pending patent applications in the U.S. with claims related to pancrelipase products. The patent applications include claims intended to provide market exclusivity for certain technological and commercial aspects of pancrelipase products, their manufacture and characterization.

In addition, based on the 29th edition of the “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book, published by the FDA in August 2009, CREON®, ZENPEP® and PANCREAZE™ have been granted the status of New Chemical Entity, or NCE, which entitles them to certain market exclusivity protections pursuant to the Hatch-Waxman Act. We believe that, upon approval of its NDA, ULTRASE MT will also be designated as an NCE and will equally benefit from the same market exclusivity provided pursuant to the Hatch-Waxman Act. This would afford ULTRASE MT a measure of protection from new competition in the marketplace, as this exclusivity generally prohibits the FDA from reviewing ANDAs for products containing the same active moiety for a period of five years. Further, in its “Guidance for Industry—Exocrine Pancreatic Insufficiency Drug Products—Submitting NDAs” of April 2006, the FDA has stated that because of their complexity, pancreatic enzyme extract products are not likely to be appropriate for ANDA filings. For more details on NCE data exclusivity, see “Item 1 — Business—Government Regulation — U.S. Regulations — Data Exclusivity”.

Ursodiol

URSO

In March 1999, we entered into two agreements with Synthélabo of France (now, Sanofi-Aventis) that secured our right to manufacture, use and market URSO for the treatment of PBC in Canada and the U.S.

For the U.S., we licensed the rights to a patent covering the use of ursodiol in the treatment of PBC, which expired on November 19, 2007. On May 13, 2009, the Office of Generic Drugs approved a generic version of our ursodiol tablet products, which was launched by a third-party shortly thereafter. On July 2, 2009, we announced that we had entered into an agreement with Prasco Laboratories under which Prasco will market and sell an authorized generic of URSO 250 and URSO FORTE in the U.S. For Canada, we acquired full ownership of the patent relating to the use of ursodiol for the treatment of PBC, which expired in June 2011. However, in May 2006, the Canadian PBC patent was held to be invalid for the purposes of opposing the issuance of a Notice of Compliance for a generic version of URSO, under proceedings pursuant to the Canadian Patented Medicines (Notice of Compliance) Regulations.

PANZYTRAT

In November 2002, we acquired from Abbott Laboratories and its affiliates, or Abbott, certain assets related to the distribution, marketing and sale of a line of pancreatic enzyme products used to enhance the digestion of fats. This pancreatic enzyme product line is commonly marketed under the trademark PANZYTRAT. Abbott directly assigned us certain patents related to the product, the last of which expired in 2006. The know-how and trade secrets associated with these products and their manufacture are the object of a perpetual unrestricted license from Abbott. The PANZYTRAT and related trademark portfolio, was assigned directly by Abbott to our French subsidiary, Axcan Pharma S.A. (now Aptalis Pharma SAS). This portfolio contains trademarks associated with the product line for a number of countries throughout the world.

PYLERA

In January 2000, we entered into a worldwide (excluding Australia and New Zealand) licensing agreement (which was amended in November 2000 and August 2001) with Exomed Australia Pty Ltd, Gastro Services Pty Ltd, Ostapat Pty Ltd, and Capability Services Pty Ltd. This agreement, as amended, provided us with exclusive rights in a number of countries, including Canada and the U.S., to a series of patents covering triple and quadruple therapies for Helicobacter pylori eradication. These patents cover the treatment of duodenal ulcer disease (and in some countries reflux esophagitis and gastric ulcer) through the eradication of Helicobacter pylori using a bismuth compound together with two or more antibiotics. We paid approximately $1.64 million cash for the license and will pay a 5.5% royalty based on sales. The expiry dates of these licensed patents vary depending on the jurisdiction. In the U.S., the patents expired in March 2011 and in other territories, the last patent expired in July 2011, thus no further royalty payments are owed.

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

LACTEOL

In April 2002, we acquired all of the shares of Laboratoire du Lactéol du Docteur Boucard (now Aptalis Pharma SAS), which owns all the intellectual property rights to the bacterial strain (Lactobacillus LB) composition marketed by Laboratoire du Lactéol under different trademarks, including LACTEOL.

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

Employees

As of September 30, 2011, we had 875 full time regular employees. Of these employees, 360 were located in the U.S., 113 were located in Canada and 402 were located in the EU, specifically 130 in France and 272 in Italy. In Canada, we were to a party to a collective bargaining agreement that expired March 24, 2011. We are currently negotiating a contract renewal with the Union. As of September 30, 2011, there were 30 employees in this bargaining unit. All of our employees in Europe, with the exception of our executive management, are represented by one of a number of trade unions, national labor councils or their equivalents. We believe that relations with both our unionized and non-unionized employees are good.

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

Any factor that adversely affects the sale or price of our key products could significantly decrease our sales and profits. Pancreatic Enzyme Replacement Therapies (ZENPEP and PANZYTRAT) accounted for 17.8 % of our net product sales for fiscal year 2011. Ursodiol products (URSO, URSO 250, URSO DS, URSO FORTE and DELURSAN), mesalamine products (CANASA and SALOFALK) and sucralfate products (CARAFATE and SULCRATE) accounted for 12.6%, 28.4% and 24.4%, respectively, of our net product sales for fiscal year 2010 and for 9.5%, 25.5% and 23.5%, respectively, of our net product sales for fiscal year 2011. With the exception of ursodiol products that now face generic competition both in the U.S. and Canada, we believe that sales of other groups of products will continue to constitute a significant portion of our total revenues until we launch additional products. Any significant setback with respect to any one of these products, including shipping, manufacturing, regulatory issues, product safety, marketing, government licenses and approvals, intellectual property rights problems, or generic or other forms of competition, could have a material adverse effect on our financial position, cash flows or overall trends in results of operations.

ZENPEP competes with currently marketed PEPs and our competitors may have more resources available to them than us.

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

Solvay/Abbott’s CREON (approved in May 2009) and Johnson & Johnson’s PANCREAZE (approved in April 2010) compete with ZENPEP. In addition, if SOLPURA (liprotamase), Eli Lilly’s lead candidate for the treatment of exocrine pancreatic insufficiency associated with CF and pancreatectomy, or if PANCRECARB, Digestive Care’s PEP, are approved by the FDA, the competition ZENPEP faces will significantly increase.

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

There are no generic versions of the CARAFATE oral suspension product that are commercially available in the U.S. or Canada. However, we are aware that a third party has filed an Abbreviated New Drug Application, or ANDA, for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension, the active pharmaceutical ingredient in our CARAFATE oral suspension product. If a generic version of CARAFATE oral suspension was to be launched, it could have a significant negative impact on sales of CARAFATE oral suspension in the U.S.

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

We reported net sales of $26.2 million, $23.4 million and $20.8 million for DELURSAN in fiscals 2011, 2010, and 2009, respectively. (In local currency, net sales of DELURSAN were €18.7 million, €17.3 million and €15.4 million in fiscal years 2011, 2009 and 2008, respectively).

DELURSAN mainly competes with URSOLVAN® (Sanofi-Aventis S.A.). However, we expect another branded competitor to be launched in France in 2012. A request for marketing approval was submitted by Mayoli Spindler for CHOLURSO® 250mg and 500mg, based on well-established use. Additionally, on December 1, 2011, we learned that a generic UDCA (ursodeoxycholic acid) 250mg was being assessed by Afssaps (Agence francaise de securite sanitaire des produits de santé). If these other ursodiol products are launched, they could have a significant negative impact on sales of DELURSAN in France.

Branded and generic competition to DELURSAN, which made up approximately 5.7% of our net product sales in fiscal year 2011, could have a material adverse effect on our results of operations and financial condition.

Some of our key products face competition from generic or unbranded products.

Some of our key products, including products from our URSO and CANASA lines, currently face competition from generic or unbranded products (such as ACTIGALL™, its generics and the launched generic in the case of URSO, and other mesalamine rectal dosage forms in the case of CANASA). Third-party payors and pharmacists can substitute generic or unbranded products for our products even if physicians prescribe our products by name. Particularly in the U.S., government agencies and third-party payors often put pressure on patients to purchase generic products instead of brand-name products as a way to reduce health-care costs.

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

The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. In fiscal year 2011, sales to our main customer, Customer A, accounted for 26.3% of our net product sales, sales to Customer B accounted for 25.5% of our net product sales, and sales to Customer C accounted for 10.0% of our net product sales.

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

We deduct DSA fees, which totaled approximately $5.6 million and $9.0 million for fiscal year 2010 and fiscal year 2011, respectively, from our total revenues. If we enter into DSAs with additional wholesalers, we will likely have to pay them DSA fees, which will further reduce our revenue in future periods.

Generally, changes in wholesaler buying patterns may occur in the future, and these changes could result in a reduction in our revenues and could have a detrimental effect on our overall financial condition or results of operations.

We have historically used third parties to manufacture and test certain of our products and product candidates. This may increase the risk of not having sufficient quantity of our products or product candidates, quantity at an acceptable cost or product with acceptable quality or in compliance with standards and specifications. This could adversely affect sales of our products or result in the clinical development or commercialization of our products or product candidates being delayed, prevented or impaired.

We manufacture the finished product for ZENPEP, SALOFALK, ULTRASE, and LACTEOL and other Pharmaceutical Technology products. With the exception for products manufactured by us, or products developed by us for collaborators using our pharmaceutical technologies platforms, we do not expect to engage directly in the manufacturing of products, but will continue to contract with third-party organizations. There are a limited number of manufacturers capable of manufacturing our marketed products and our product candidates. We could fail to contract or renew contracts with the relevant manufacturers or could contract with manufacturers under terms and conditions that may not be entirely acceptable to us.

We currently rely, and expect to continue to rely, on third parties for (i) the supply and testing of the active pharmaceutical ingredients and other materials used in our products and product candidates, and (ii) the manufacturing, packaging and testing of certain of our finished products. The current manufacturers of our products and product candidates and likely future third-party manufacturers with whom we would enter into an agreement, are or could be sole suppliers of our products and product candidates for a given period of time. These manufacturers are commonly referred to as single-source suppliers. Our agreements for the manufacturing of our core products expire at various dates over the next three to five years. Should we be unable to renew these agreements under favorable terms or find suitable alternates, our business may be adversely affected. Some of our contracts prohibit us from using alternate manufacturers or suppliers for the products supplied under these contracts, which prevents us from reducing dependence on single sources of supply. In addition, we currently purchase materials and clinical supplies for some of our products and product candidates from third-party manufacturers on a purchase order basis. Should any of these manufacturers be unable to supply us for any reason, we may be delayed in identifying and qualifying replacements. In any event, identifying and qualifying a new supplier or third-party manufacturer could involve significant cost, is associated with the transfer of the active pharmaceutical ingredient or finished-product manufacturing process. In addition, any change in manufacturing generally requires formal approval by the regulatory agency, e.g. the FDA, prior to proceeding with manufacturing at the new site. This approval process typically takes a minimum of 12 to 18 months and during that time we may face a shortage of supply of our products.

Reliance on third-party manufacturers entails risks, without being limited to, the following:

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

•

There are a limited number of manufacturers that operate under current good manufacturing practices (“cGMP”) regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture and/or test a product for commercial sale or for our clinical trials were to cease to continue to do so for any reason, we could experience delays in obtaining sufficient quantities of our products for us to meet commercial demand or in advancing production of our commercial products or our clinical trials while we identify and qualify replacement suppliers.

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

In September 2010, one of our subsidiaries, and our indirect parent, received notice of Sanofi-Aventis U.S. LLC’s (“SA”) complaint filed with the Superior Court of New Jersey, Somerset County, requesting certain remedies in connection with SA’s stated intention to close its Kansas City facility where CARAFATE product is currently manufactured. The supply agreement with SA, as amended, provides that the CARAFATE product’s manufacturing site may not be changed without our subsidiary’s prior written consent. Pursuant to the complaint filed, SA was seeking an order for specific performance compelling the defendants to consent to the transfer of the manufacturing site of CARAFATE product to an alleged SA facility located in Laval, Canada and to execute related documentation, and for a declaration that SA will not be liable, including for lost profits, for any interruption in supply by reason of the current site’s closure or by reason of a site transfer to Laval. Our subsidiary removed the case to the United States District Court for the District of New Jersey; SA had moved to remand the case back to the Superior Court of New Jersey. The defendants believe that SA’s claims lack merit, and that under the supply agreement as amended, our subsidiary is entitled to have CARAFATE product continue to be manufactured at the Kansas City site until the expiry of that agreement, as amended, which, assuming our subsidiary exercises its option to extend the term, as amended, will be in August 2016. Later, SA decided to transfer the manufacturing of CARAFATE to a different site other than the Laval site. On June 13, 2011 SA filed a notice of voluntary dismissal with the Court, which automatically effectuates that dismissal. Subsequently, we were notified that SA will be keeping the Kansas City facility open to manufacture CARAFATE at least through the expiry of the supply agreement.

We rely on our third-party manufacturers and our own manufacturing operations for compliance with applicable regulatory requirements. This may increase the risk of sanctions being imposed on us or on a manufacturer of our products or product candidates, which could result in our inability to provide sufficient quantities of these products or product candidates.

Manufacturers are subject to the FDA’s cGMP regulations and similar foreign standards, and we do not have control over compliance with these regulations by our third-party manufacturers. We and our third-party manufacturers may not be able to comply with cGMP regulations or other regulatory requirements or similar regulatory requirements outside the U.S.

We and our third-party manufacturers are subject to unannounced inspections by the FDA, state regulators and similar regulators outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including

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

We rely on third parties such as contract research organizations, medical institutions and clinical investigators to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Our reliance on these third parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practice regulations, and the investigational plan and protocols contained in the relevant regulatory application, such as the investigational new drug (“IND”) application. In addition, such third parties may not complete activities on schedule, or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or prevented.

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

We may not realize the benefits of the acquisition, including anticipated cost-savings, and will incur significant costs in connection with the integration of Axcan and Eurand into a single business.

The acquisition of Eurand involved the integration of two companies that have previously operated independently. The acquisition of Eurand diversifies the business in which we operate (including with respect to pharmaceutical technologies) and expands the number of products under development, as well as increases the number of collaborations and partnerships we will need to manage, the number of our employees and the number of our facilities and the regions in which we operate, thereby presents us with significant challenges as we work to manage the substantial increases in scale resulting from the acquisition. We can give no assurance that the acquisition will perform in accordance with our expectations or that our expectations with respect to integration and synergies as a result of the acquisition will materialize.

The integration of Axcan and Eurand is expected to result in financial and operational benefits, including increased revenues and a substantial amount of synergies from cost-savings and other financial and operational benefits. We do not expect to achieve the full amount of such synergies in the year following the transactions, and there can be no assurance regarding when or the extent to which we will be able to realize these increased revenues, cost-savings or other benefits. This integration may also be difficult, unpredictable, and subject to delay. The acquisition is the most complex that we have tried to integrate and, as a result, we must integrate a large number of systems, platforms, technologies, functions and processes, which could prove to be more difficult than we anticipate. Difficulties associated with integrating the two companies could have a material adverse effect on us. The focus on integration may place a significant burden on our management and internal resources, and the diversion of management attention and any difficulties encountered in the transition and integration process could harm our businesses, financial conditions and operating results. In addition, events outside of our control, including but not limited to regulatory changes or developments, could also adversely affect our ability to realize the anticipated benefits and synergies from the acquisition.

We have incurred and expect to continue to incur significant costs in connection with integrating our operations, products and personnel. These costs may include costs for employee redeployment, relocation or severance, reorganization or closure of facilities, outside consulting fees related to integration, rebranding as well as combination of research and development functions and integration of information systems. We expect to incur a majority of such costs in advance of achieving expected synergies and cost-savings. Additional unanticipated costs may also be incurred in the integration. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit will not be achieved in the near term, and may not be achieved at all. There can be no assurance that we will be successful in these integration efforts.

Uncertainty related to the acquisition could harm our business.

We are highly dependent on the continuing efforts of its management team and key personnel. As a result of the integration, current employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and R&D personnel. Uncertainty about the effect of the acquisition by customers and suppliers could also have an adverse effect on us. These uncertainties could cause customers, suppliers and others who deal with us to seek to change existing business relationships.

We may not realize the benefits of, and will incur significant costs in connection with, the acquisition of MPEX and AEROQUIN.

The acquisition of MPEX involved the investment to date of $81 million. The acquisition of MPEX and AEROQUIN will help to further diversify our portfolio and expands the number of products under development, but will require the additional investment for clinical studies, and marketing and sales costs. We can give no assurance that the acquisition will perform in accordance with our expectations or AEROQUIN will be approved by the various regulatory agencies.

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

Certain of our products are sold and marketed by third parties and collaboration or co-development partners. Such third-party arrangements may not be successfully negotiated in the future. Any such arrangements may not be available on commercially reasonable terms. Even if acceptable and timely marketing arrangements are available, the products we develop may not be accepted in the marketplace, and even if such products are initially accepted, sales may thereafter decline. Additionally, our clients or marketing partners may make important marketing and other commercialization decisions with respect to products we develop that are not within our control. Our clients or marketing partners could also merge with or be acquired by another company, or experience financial or other setbacks unrelated to our arrangement that could affect their ability to perform their obligations under their agreement with us. As a result, many of the variables that may affect our revenues, cash flows and net income are not exclusively within our control. Furthermore, disputes may arise between us and a customer, licensee or marketing collaborator and may involve the issue of the obligations of the customer, licensee or marketing collaborator to continue to purchase our products and pay royalties on the sale of our products. Such a dispute could result in expensive arbitration or litigation, which may not be resolved in our favor.

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

Our arrangements with collaboration partners and licensees are critical to our success in bringing certain of our products and product candidates to market. In particular, we have invested and expect to continue investing significant time and financial resources in the development of our co-development products. We depend on our collaboration partners to conduct preclinical studies and clinical trials, as may be necessary, and to provide funding for our development of these product candidates. Furthermore, in most instances, we rely on collaborators to commercialize our co-development products. If we or a significant number of our collaborators are unable to commercialize our co-development products or experience significant delays in such commercialization, our growth prospects will be materially harmed. The successful commercialization of a product or product candidate will depend on numerous events or factors, including:

•

successfully completing preclinical studies and clinical trials and any additional trials and tests required by the FDA, the European Marketing Authority (“EMA”) or other applicable regulatory authorities;

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

Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems, and other information technology. If our systems were to fail or we were unable to successfully expand the capacity of these systems, or we were unable to integrate new technologies, or integrate acquired companies such as in the case of Eurand, into our existing systems, our operations and financial results could suffer.

Our quarterly results may fluctuate.

Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future. Factors that could cause quarterly operating results to decline, many of which are not within our control, include, for example, the size and timing of product orders, which can be affected by customer budgeting and buying patterns, or the size and timing of expenses associated with our development and marketing programs and the fluctuation in the timing of certain integration expenses. As a result, if customer buying patterns cause revenue shifts from one fiscal quarter to another, or if the development and marketing of our products causes our expenses to change from one fiscal quarter to another, our net quarterly income may fluctuate. In particular, revenue from the pharmaceutical technologies business is based on completion of relevant milestones and, therefore, is prone to a significant fluctuation over time, which may have an adverse effect on our results of operations.

Our business depends on key scientific, sales and managerial personnel for continued success.

Much of our success to date has resulted from the skills of certain of our officers, scientific personnel and sales force. High demand exists for senior management and other key personnel in the pharmaceutical industry. The loss of any of these people may negatively impact our ability to manage our company effectively and to carry out our business plan. If these individuals were no longer employed by us, we might not be able to attract or retain employees with similar skills or carry out our business plan. In particular, we rely on the contributions of our senior management team, and their continued service is critical to our success. Our senior management team is responsible for the development and implementation of our business strategy. The loss of service of any member of our senior management team or key personnel could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates. Of our senior management team, only five have employment agreements. Such employee retention may be challenging as employees may experience uncertainty about their future roles until, or even after, strategies with regard to the combined company are announced or implemented. If, despite retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration, our ongoing business could be harmed. Additionally, the potential distraction of the integration may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on corporate strategies and goals, which could have an adverse impact on our business.

We could face labor disruptions that would interfere with our operations, as we are subject to collective bargaining or other labor agreements or arrangements.

Certain of our employees located in Canada, Italy and France are represented by collective bargaining or other labor agreements or arrangements that may provide greater bargaining or other rights to employees than do the laws of the United States. Such employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or carrying out staff reductions. In addition, national strikes occur, and our employees may strike even if they do not have a grievance against us. While we believe that our relations with our employees are satisfactory, worker disruption on a local or national level or a significant dispute with our employees (including those resulting from or related to integration) could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

The NDA for ULTRASE MT was filed in 2007 and FDA Complete Responses were received on the following dates: July 1, 2008 (approvable letter), September 9, 2009, May 5, 2010 and the latest on November 28, 2010. The last letter requires that unresolved deficiencies raised with respect to the manufacturing and control processes (including those identified in a FDA inspection) at the manufacturer of the active ingredient for ULTRASE MT be addressed before approval can be granted. On September 1, 2011 we filed our response to the FDA’s Complete Response letter. We have a PDUFA date of March 1, 2012.

The VIOKASE NDA rolling submission was completed in the first quarter of fiscal 2010 and a FDA Complete Responses was received on November 28, 2010. The letter required that unresolved deficiencies raised with respect to the manufacturing and control processes (including those identified in a FDA inspection) at the manufacturer of the active ingredient for ULTRASE MT be addressed before approval can be granted. On September 1, 2011, we filed our response to the FDA’s Complete Response letter. We have a PDUFA date of March 1, 2012.

We are in ongoing discussions with the FDA regarding both ULTRASE MT and VIOKASE and continue to work with the manufacturer of the active pharmaceutical ingredient to address any issues identified by the FDA, as soon as possible. However, no additional clinical studies are required. If ULTRASE MT and VIOKASE are not approved, it may continue to adversely affect our financial position, cash flows or overall trends in results of operations.

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

If adequate coverage and reimbursement by third-party payors does not continue to be available, our ability to successfully relaunch ULTRASE MT and VIOKASE may be adversely impacted. Any limitation on the use of ULTRASE and VIOKASE or any decrease in the price of ULTRASE MT and VIOKASE may have a material adverse effect on our business.

Additional Risks Related Pharmaceutical Technology and Manufacturing Operations

In addition to the risk factors described elsewhere in this section, we are subject to additional risks relating to the Pharmaceutical Technology operations, including those described below.

We may not achieve or maintain profitability of Pharmaceutical Technology operations.

Eurand had incurred significant net losses since its formation in 1999, when it was established as a company independent of American Home Products, now Pfizer. Even if developing and commercializing one or more of the PT product candidates is successful, PT operations may not contribute to our overall profitability. Maintaining operating profitability of PT and achieving its profitability in the future will depend on our ability to generate revenues that exceed expenses. Even if achieved, profitability of PT may not be sustained or increased on a quarterly or annual basis or at all.

Any difficulties with, or interruptions of, our manufacturing operations could delay our output of products and harm our relationships with our collaborators. If we are unable to continue to manufacture our existing products, our results of operations and future prospects will suffer.

Any difficulties with or interruptions of our acquired manufacturing operations could delay our output of products and harm our relationships with our collaborators. We manufacture several products at facilities in Milan, Italy, Houdan, France, Mont St. Hilaire Canada and Dayton, Ohio. Due to regulatory and technical requirements, we will have limited ability to shift production among our facilities or to outsource any part of our manufacturing activities to third parties. Damage to any of our manufacturing facilities caused by human error, physical or electronic security breaches, power loss or other failures or circumstances beyond our control, including acts of God, fire, explosion, flood, war, insurrection or civil disorder, acts of, or authorized by, any government, terrorism, accident, labor trouble or shortage, or inability to obtain material, equipment or transportation, could interrupt or delay our manufacturing or other operations. Furthermore, all of our employees in Europe are subject to collective bargaining agreements, and national labor disputes could result in a work stoppage or strike by employees that could delay or interrupt our output of products. Due to the nature of these collective bargaining agreements, we will have no control over such work stoppages or strikes by our employees in Europe, and a strike may occur even if our employees do not have any grievances against us. Any interruption in manufacturing, whether due to limitations in manufacturing capacity or arising from factors outside our control, could result in delays in meeting contractual obligations and could have a material adverse effect on our relationships with our collaborators and on our revenues.

The FDA, the EMA and other applicable authorities periodically inspect our manufacturing facilities to ensure compliance with various regulations, including those relating to current good manufacturing practice, or cGMP. In addition, the U.S. Drug Enforcement Administration, or DEA, applicable EU authorities and other applicable regulatory authorities must approve our facilities and processes for handling controlled substances. Those agencies may monitor our use of controlled substances and we may be subject to inspections evaluating our compliance with the use and handling of controlled substances. Our failure to comply with such requirements and standards of these agencies could result in the suspension of our manufacturing or closure of our facilities, which could have a material adverse effect on our business. In addition, we currently manufacture for commercial distribution a number of drugs that are the subject of NDAs that have been approved or other applicable regulatory approval held by our collaborators and licensees. We also use third-party suppliers to provide bulk active drugs used in its products and the testing of those products. Because our customers and suppliers will continue to be subject to FDA regulation, our continued development and manufacturing of these products will continue to depend not only on our own compliance with FDA requirements but also on the compliance of customers and suppliers over whom we have no control.

Our competitors may develop products that are less expensive, safer or more effective than, and may diminish or prevent the commercial success of, any product candidates that we may bring to market.

We face intense competition from pharmaceutical and biotechnology companies, including other drug formulation companies, contract research organizations, academic institutions and government agencies. Some of these competitors are also its collaboration partners.

Our competitors may be able to use alternative technologies that do not infringe upon its patents to formulate the active materials in its products. If successful, products derived from alternative technologies will compete against our products and product candidates. Examples of competing technologies include the multiple particle systems of Watson, Biovail and Elan; the controlled-release tablet technologies of Elan and SkyePharma; and the solubility-enhancement technologies of Elan, SkyePharma and Soliqs, a division of Solvay/Abbott. The products derived from these technologies may be safer or more efficacious than some of our products and product candidates.

Potential products being tested in the United States and Europe of which we are not currently aware may also compete with product candidates using its drug formulation systems. Our collaboration partners could choose a competing drug formulation system to use with their drugs instead of our. In addition, our collaboration partners themselves face competition with other major pharmaceutical companies on products using our drug formulation technologies, which could adversely impact the potential for our technologies and co-development products, as well as our royalty revenues and business and financial condition.

Many of our competitors have greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than we have. In addition, their success in obtaining patents may make it difficult or impossible for us to compete with them.

Major technological changes can happen quickly in the drug formulation and pharmaceutical industries. Our development of technologically improved or different products may make its technologies and product candidates obsolete or noncompetitive.

In addition, with respect to products that we develop and manufactures for our collaborators, we face the risk that such products or our collaborators’ other products may compete with our proprietary products. Some of these products may target the same diseases and conditions that are the focus of our drug development programs.

The failure to maintain our existing co-development relationships on acceptable terms, or the failure to develop and maintain new co-development relationships using our formulation technologies, could adversely affect our ability to develop and commercialize our product candidates and impair our future growth prospects.

Co-development agreements utilized to create relationships for the purpose of exploring development opportunities with collaboration partners will continue to be important for the business of the combined companies. By way of example, in 2010, we entered into four co-development agreements with various collaborators and we expect to continue to negotiate additional co-development agreements. In general, co-development agreements involve feasibility studies and early-stage development activities whereby an hourly service fee is paid for research and development and, in some instances, additional milestone payments may be made based on the achievement of certain development goals within specified timeframes. Accordingly, our receipt of revenue in a given period during the development phase is dictated in part by the speed at which development goals are met and the time and resources that a collaboration partner wishes to dedicate to development in such period. In some instances, we and our collaboration partner decide to negotiate and include provisions in a co-development agreement that will govern their relationship from development through commercialization. In other instances, we and our collaboration partner elect to define their relationship for the development phases and, if development is promising, may elect to enter into a subsequent agreement that further defines their relationship for subsequent periods of a product’s or product candidate’s life. The likelihood of completing development or progressing past development is highly uncertain notwithstanding the inclusion of provisions that govern the relationship through commercialization. Thus, the existence of such provisions, which could provide for the payment of royalties and sales milestones based on the success of the product, is not indicative of the likelihood that we will receive such payments. We believe that we will not be substantially dependent on any co-development agreements individually; however, the maintenance of such relationships will be important to our growth prospects because of the potential that a co-development relationship could evolve into a licensing and supply relationship that could generate significant revenue from licensing fees, product sales, sales milestone payments and/or royalties.

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

We may find it difficult to achieve market acceptance of our products in our product pipeline.

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

Pricing pressures from, and other measures taken by, third-party payors, including managed care organizations, government sponsored health-care systems and regulations relating to Medicare and Medicaid, Health Care and Education Reconciliation Act of 2011, pharmaceutical reimbursements and pricing in general could decrease our revenues.

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

Third-party payors are increasingly challenging the pricing of pharmaceutical products. In addition, the trend toward managed health-care in the U.S., the growth of organizations such as HMOs and MCOs, and the recently enacted Health Care and Education Reconciliation Act of 2011, could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. One way in which MCOs and government sponsored health-care systems seek to control their costs is by developing formularies to encourage plan beneficiaries to use preferred products for which the plans have negotiated favorable terms. Exclusion of a product from a formulary, or placement of a product on a disfavored formulary tier, can lead to sharply reduced usage in the patient population covered by the applicable MCO or government-sponsored health-care system. If our products are not included in an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share and business could be negatively affected.

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

The Patient Protection and Affordable Care Act of 2011 and the Health Care and Education Reconciliation Act of 2011, known together as the Affordable Care Act, enacted in the U.S in March 2011 contain several provisions that could impact our business.

Although many provisions of the new legislation do not take effect immediately, several provisions became effective during fiscal year 2011. These include (1) an increase in the minimum Medicaid rebate to States participating in the Medicaid program on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and. (3) the expansion of the 340B Public Health Service Act drug pricing program, which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals, and rural referral centers.

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

The impact in terms of additional reserves recorded has been $4.5 million for the fiscal year ended September 30, 2011 compared to $0.5 million for the corresponding period of the preceding fiscal year.

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

Currently, we maintain claims-based product liability insurance coverage in respect of all our products marketed in the United States and international markets. We cannot be certain that existing or future insurance coverage available to us will be adequate to satisfy any or all future product liability claims and defense costs in the United States.

One of our subsidiaries, Axcan Scandipharm (now Aptalis Pharma US, Inc.), has been a party to several legal proceedings related to the product line it previously sold under the trademark ULTRASE and, in particular, with respect to certain dosage strengths. Axcan Scandipharm’s insurance carriers have defended the lawsuits to date and we expect them to continue to defend Axcan Scandipharm (to the extent of its product liability insurance) should other lawsuits be filed in the future.

Exposure relating to product liability claims may harm our business.

We face an inherent business risk of exposure to product liability and other claims in the event that the use of our products results, or is alleged to have resulted, in adverse effects. While we have taken, and will continue to take, what we believe are appropriate precautions, there can be no assurance that we will avoid significant product liability claims. Although we currently carry product liability insurance that we believe is appropriate for the risks that we face, there can be no assurance that we have sufficient coverage, or can in the future obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the growth of our business or the number of products we can successfully market. Our obligation to pay indemnities, the withdrawal of a product following complaints, or a product-liability claim could have a material adverse effect on our business, results of operations, cash flows and financial condition. For details regarding certain litigation matters in which we are currently involved, see “Business—Legal Proceedings.”

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

Other than limited patent protection relating to ZENPEP, we have no issued patents covering our PEPs (ULTRASE, VIOKASE and PANZYTRAT), ursodiol products (URSO, URSO 250, URSO DS, URSO FORTE and DELURSAN), mesalmine products (CANASA and SALOFALK) or sucralfate products (CARAFATE and SULCRATE). These four categories of products accounted collectively for a substantial portion of our revenues in fiscal years 2010 and 2011. While we believe that these product lines benefit from a variety of regulatory, clinical, sourcing and manufacturing hurdles to competitive entry, our current patents do not present any such hurdle, and there can be no assurance that any future patent that may issue to us would provide any meaningful protection.

We rely on the intellectual property of others, and we may not be able to protect our own intellectual property.

Our continued success will depend, in part, on our ability to obtain, protect and maintain intellectual property rights and licensing arrangements for our products. Some of the proprietary rights in some of our products are held by third parties, which require us to obtain licenses for the use of such products. Despite these licenses, there can be no guarantees that the rights or patents used by us will not be challenged by third parties. Furthermore, an adverse outcome could lead to an infringement or other legal action being brought against us directly which regardless of its merit could be costly and time-consuming. Moreover, third party licensors may breach their license agreements with us or may otherwise fail to perform their obligations thereunder. We have filed and/or licensed patent applications related to certain of our products, but such applications may fail to be granted, or, even if granted, may be challenged or invalidated or may fail to provide us with any competitive advantages.

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

In October 2008, Eurand and Cephalon received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. (“Mylan”) and Barr Laboratories, Inc. (“Barr”), each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, Eurand received a similar certification letter from Impax Laboratories, Inc. (“Impax”). In May 2009, Eurand received a similar certification letter from Anchen Pharmaceuticals, Inc. (“Anchen”) Mylan, Impax, and Anchen alleged that U.S. Patent Number 7,387,793 (the “‘793 Patent”), entitled “Modified Release Dosage Forms of Skeletal Muscle Relaxants,” issued to Eurand, will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserved the right to challenge the validity and/or enforceability of the ‘793 Patent. Barr alleged that the ‘793 Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. In late November 2008, Eurand filed a lawsuit with Cephalon, in the U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the ‘793 Patent. In January 2009, Eurand filed a lawsuit with Cephalon in the U.S. District Court in Delaware against Impax for infringement of the ‘793 Patent. In July 2009, Eurand filed a lawsuit with Cephalon in the U.S. District Court in Delaware against Anchen (and its parent) for infringement of the ‘793 Patent. Subsequently, in response to additional Paragraph IV certification letters regarding U.S. Patent Number 7,544,372, (the “‘372 Patent”) entitled “Modified Release Dosage Forms of Skeletal Muscle Relaxants” Eurand and Cephalon also filed lawsuits against Mylan, Barr, and Anchen for the infringement of the ‘372 Patent. All cases were consolidated in one action in the U.S. District Court in Delaware, and were tried in a bench trial in September-October, 2010. In May 2011, the U.S. District Court in Delaware rendered a decision against Eurand and Cephalon. An expedited appeal of the decision was filed in the Court of Appeals for the Federal Circuit and the appeal was held in September 2011. There is currently an injunction in place against the sale of generic Amrix by Mylan, and Anchen has agreed to be preliminarily enjoined from launching a generic form of Amrix while awaiting the ruling from the Federal Circuit. A ruling is expected in Spring 2012. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of the plaintiff’s receipt of the respective Paragraph IV certification letter.

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

Based on information available to us, GSK received a Paragraph IV certification letter from a generic drug manufacturer regarding an ANDA for a generic version of LAMICTAL ODT and claiming that the U.S. Patent No. 7,815,937 (the “‘937 Patent”) does not bar such a generic. The ‘937 Patent is not owned by us, and we believe that the patent does not cover the LAMICTAL product developed by us. We are not involved with any patent infringement lawsuit regarding GSK’s LAMICTAL ODT product and do not have any opinion on the validity or strength of the ‘937 Patent. However, if a generic version of LAMICTAL ODT is approved, it could have a material adverse effect on the revenue we derive from GSK based on the LAMICTAL product.

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

We have operations in several different countries. For the fiscal years ended September 30, 2009, 2010 and 2011, approximately 24.5%, 27.9% and 30.0% of our revenues, respectively, were derived from sources outside the U.S. We are therefore exposed to risks inherent in international operations. These risks include, but are not limited to

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

We operate internationally, but a majority of our revenue and expense activities, including our debt service obligations, and capital expenditures are denominated in U.S. dollars. The other currencies in which we engage in significant transactions are Canadian dollars and Euros. As a consequence, we are exposed to currency fluctuations from purchases of goods, services and equipment and investments in other countries, and funding denominated in the currencies of other countries. In particular, we are exposed to the fluctuations in the exchange rate between the U.S. dollar, the euro and the Canadian dollar. During fiscal year 2011, approximately 17.8% of our revenues was denominated in Euros, 9.0% of our revenue was denominated in Canadian dollar, while the remainder was denominated in U.S. dollars.

Fluctuations in currency exchange rates may affect the results of our operations and the value of our assets and revenues, and increase our liabilities and costs, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. For example, in 2011, we experienced a positive foreign exchange effect on revenues of approximately 0.8%. Changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same market. Changes in the value of the relevant currencies also may affect the cost of goods, services and equipment required in our operations.

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

A 1% change in the value of foreign currencies as compared the U.S. dollar to in which we had sales, income or expense in 2011 would have increased or decreased the translation of foreign sales by $0.9 million and income by $0.1 million.

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

We are subject to taxes in the United States and the various other jurisdictions in which we operate, and will become subject to taxes in additional jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings (losses) in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, as well as other factors. Our judgments may be subject to audits or reviews by local tax authorities in each of these jurisdictions, which could adversely affect our tax provisions.

RISKS RELATED TO OUR INDEBTEDNESS

We may need additional capital.

We believe that our current cash and cash equivalents, together with cash generated from the sale of our products will be sufficient to fund our operations for fiscal year 2012. Our future capital requirements will depend on many factors, including but not limited to:

•	any impact on us of current conditions and uncertainties in the economy;

•	patient and physician demand for our products;

•	the status of competitive products, including current and potential generics;

•	the results, costs and timing of our research and development activities, regulatory approvals and product launches;

•	our ability to reduce our costs in the event product demand is less than expected, or regulatory approvals are delayed or more expensive than expected;

•	the number of products and/or companies we acquire or in-license;

•	the actual amounts of returns we receive compared to our current estimates;

•	our ability to maintain our current credit facility;

•	the cost of future bank borrowing; and

•	our ability to realize and maintain future integration savings.

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

We have a substantial amount of indebtedness. As of September 30, 2011, our total indebtedness was $976.9 million and we had an additional $147.0 million of borrowing capacity available under our senior secured revolving credit facility. The following chart shows our level of indebtedness as of September 30, 2011.

($ in millions of dollars)
Debt:
Senior secured term loan facility(1)	$741.1
Senior secured revolving credit facility	0
Senior Notes(2)	233.4
Unsecured loan	2.4

Total	$976.9

(1)	Represents the net proceeds received on our $750.0 million senior secured term loan facility after the unamortized portion of the original issuance discount.
(2)	Represents the net proceeds received on $235.0 million aggregate principal amount of senior notes after original issue discount.

In addition, we have significant other commitments, including milestone and royalty payments. See Note 22 in “Notes to Consolidated Financial Statements.” As of September 30, 2011, we had outstanding approximately $750.0 million in aggregate principal amount of indebtedness under our senior secured credit facilities that would bear interest at a floating rate. Although we may enter into interest rate swap agreements, we are exposed to interest rate increases on the floating portion of our senior secured credit facility that is not covered by interest rate swaps. On April 4, 2011, we entered into two separate pay-fixed, receive-floating interest rate swap agreements with an effective date of June 30, 2011, effectively converting a portion of the variable rate debt under our senior secured credit facilities to fixed rate debt. The first swap has a notional amount of $331,000,000 amortizing to $84,000,000 by its maturity in December 2015. The second swap has a notional amount of $219,000,000 and matures in December 2016. These swaps were designated as cash flow hedges of interest rate risk. The interest rate swaps will effectively fix our interest payments on the hedged debt at 2.386% for the first swap and 3.18% for the second swap, respectively, inclusive of a LIBOR floor of 1.5%, plus the appropriate margin on each debt interest period which is currently 4%. As of September 30, 2011, we had two interest rate swaps with a combined notional amount of $550,000,000 that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps is 2.7%. Absent any such interest rate swap agreements, a change of 1/8% in floating rates would affect our annual interest expense on the senior secured borrowings by approximately $0.9 million. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our note holders. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the senior notes, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing the senior notes and the agreements governing such other indebtedness;

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

•

limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and

•

prevent us from raising the funds necessary to buy back all notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing the senior notes.

We, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness.

Subject to the restrictions in our senior secured credit facilities and the indenture governing the senior notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2011:

•	we had $741.1 million of borrowings under our senior secured credit facilities;

•	we had $233.4 million of senior unsecured indebtedness under the senior notes; and

•	we had approximately $147.0 million available for borrowing under our senior secured revolving credit facilities, which, if borrowed, would be senior secured indebtedness.

Although the terms of our senior secured credit facilities and the indenture governing the senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.

Restrictions imposed by the indenture governing the senior notes, our senior secured credit facilities and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our senior secured credit facilities and the indenture governing the senior notes restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

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

In addition, the agreements governing our senior secured credit facilities require us to comply with certain financial ratio maintenance covenants. Our ability to comply with these ratios can be affected by events beyond our control, and we may not be able to satisfy them. A breach of any of these covenants would be an event of default. In the event of a default under any of our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the agreements governing our senior secured credit facilities to be immediately due and payable or terminate their commitments to lend additional money. If the indebtedness under our senior secured credit facilities accelerates, the indebtedness under the senior notes would also accelerate and our assets may not be sufficient to repay such indebtedness in full. In particular, holders of senior notes will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our senior secured credit facilities. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the senior notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our debt service obligations.

Our note holders’ right to receive payments on the senior notes is effectively junior to the right of lenders who have a security interest in our assets to the extent of the value of those assets.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our obligations under our senior secured credit facilities and each guarantor’s obligations under its guarantee of our senior secured credit facilities are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of substantially all of our wholly-owned U.S. subsidiaries and all or a portion of the stock of certain of our non-U.S. subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the senior notes, even if an event of default exists under the indenture governing the senior notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any guarantor under the senior notes, then that guarantor will be released from its guarantee of the senior notes automatically and immediately upon such sale. In any such event, because the senior notes will not be secured by any of our assets or the equity interests in the guarantors, it is possible that there would be no assets remaining from which our note holders’ claims could be satisfied or, if any assets remained, they might be insufficient to satisfy our note holders’ claims in full.

As of September 30, 2011, we had secured indebtedness consisting of:

•	$741.1 million of senior secured debt under our senior secured credit facilities; and

•	an additional $147.0 million of borrowing capacity under our senior secured revolving credit facility, which, if borrowed, would be senior secured indebtedness.

Subject to the limits set forth in the indenture governing the senior notes, we may also incur additional secured debt.

Our ability to repay our debt is affected by the cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the senior notes, our subsidiaries will not have any obligation to pay amounts due on the senior notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the senior notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the senior notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the senior notes.

Claims of note holders will be structurally subordinated to claims of creditors of certain of our subsidiaries that will not guarantee the senior notes.

The senior notes are not guaranteed by certain of our subsidiaries, including all of our significant non-U.S. subsidiaries (other than Aptalis Pharma Canada Inc.). Accordingly, claims of holders of the senior notes will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon liquidation or otherwise, to us or a guarantor of the senior notes.

For fiscal year 2011, our non-guarantor subsidiaries accounted for approximately $103.1 million, or 21.9% of our consolidated revenue. As of September 30, 2011, our non-guarantor subsidiaries accounted for approximately $1,529.0 million, or 121.6% of our consolidated total assets and $363.2 million, or 28.3% of our consolidated total liabilities. All amounts are presented after giving effect to intercompany eliminations. The indenture governing the senior notes permit these subsidiaries to incur certain additional debt and do not limit, or will not limit, their ability to incur other liabilities that are not considered indebtedness under the indenture.

The lenders under our senior secured credit facilities have the discretion to release any guarantors under these facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the senior notes.

While any obligations under our senior secured credit facilities remain outstanding, any guarantee of the notes may be released without action by, or consent of, any holder of the notes or the trustee under the indenture governing the senior notes, at the discretion of lenders under our senior secured credit facilities, if the related guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities have the discretion to release the guarantees under our senior secured credit facilities in a variety of circumstances. Any of our subsidiaries that is released as a guarantor of our senior secured credit facilities will automatically be released as a guarantor of the senior notes. Our note holders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the senior notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of note holders.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the senior notes.

Any default under the agreements governing our indebtedness, including a default under our senior secured credit facilities, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the senior notes and substantially decrease the market value of the senior notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in our senior secured credit facilities and the indenture governing the senior notes), we could be in default under the terms of the agreements governing such indebtedness, including our senior secured credit facilities and the indenture governing the senior notes. In the event of such default:

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

We may not be able to repurchase the senior notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest, if any. The source of funds for any such purchase of the senior notes will be our available cash or cash generated from our operations or the operations of our subsidiaries or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the senior notes upon a change of control because we may not have sufficient financial resources to purchase all of the senior notes that are tendered upon a change of control. Further, under the terms of our senior secured credit facilities, a change of control is an event of default that permits lenders to accelerate the maturity of borrowings and requires us to offer to repay loans thereunder. Any of our future debt agreements may contain similar provisions. Accordingly, we may not be able to satisfy our obligations to purchase the senior notes unless we are able to refinance or obtain waivers under our senior secured credit facilities. Our failure to repurchase the senior notes upon a change of control would cause a default under the indenture governing the senior notes and a cross-default under our senior secured credit facilities.

Insolvency and fraudulent transfer laws and other limitations may preclude the recovery of payment under the senior notes and the guarantees.

Federal bankruptcy and state fraudulent transfer and conveyance statutes may apply to the issuance of the senior notes and the incurrence of any guarantees. In addition, insolvency, fraudulent transfer and conveyance statutes in Canada, the Netherlands and Luxembourg may apply to the incurrence of the guarantees by our subsidiaries organized in these countries. Although laws differ among these jurisdictions, in general, under applicable fraudulent transfer or conveyance laws, the senior notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the senior notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors; (2) in the case of a guarantee incurred by any of our foreign subsidiaries, such subsidiary issued the guarantee in a situation where a prudent businessperson as a shareholder of such a subsidiary would have contributed equity to such subsidiary; or (3) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the senior notes or incurring the guarantees and, in the case of (3) only, one of the following is also true:

•

We or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the senior notes or the incurrence of the guarantees or subsequently become insolvent for other reasons.

•	The issuance of the senior notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business.

•	We or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay such debts as they mature.

•

We or any of the guarantors was a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

A court could find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the senior notes or such guarantee if we or such guarantor did not substantially benefit directly or indirectly from the issuance of the senior notes or the applicable guarantee. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor. In addition, because the debt was incurred for our benefit, and only indirectly for the benefit of the guarantors, a court could conclude that the guarantors did not receive fair value.

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

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the senior notes and the incurrence of the guarantees would not be held to constitute fraudulent transfers or conveyances on other grounds. If a court were to find that the issuance of the senior notes or the incurrence of the guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the senior notes or such guarantee or further subordinate the senior notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the senior notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, our note holders may not receive any repayment on the senior notes.

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

We are a U.S. company incorporated in the state of Delaware. The senior notes are guaranteed by all of our significant U.S. subsidiaries and certain of our foreign subsidiaries in Canada, the Netherlands and Luxembourg. In the event of bankruptcy, insolvency or a similar event, proceedings could be initiated in any of these jurisdictions and in the jurisdiction of organization of any future guarantor of the senior notes. Our note holders’ rights under the senior notes and the guarantees will thus be subject to the laws of several jurisdictions, and they may not be able to effectively enforce our note holders’ rights in multiple bankruptcies, insolvency and other similar proceedings. Moreover, such multi jurisdictional proceedings are typically complex and costly for creditors and often result in substantial uncertainty and delay in the enforcement of creditors’ rights.

We are indirectly owned and controlled by the Sponsor, and the Sponsor’s interests as equity holders may conflict with the interests of our note holders.

The Sponsor owns approximately 70% of our indirect parent’s equity and, accordingly, has the ability to control our policies and operations. The Sponsor does not have any liability for any obligations under the senior notes, and the interests of the Sponsor may not in all cases be aligned with our note holders’ interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with our note holders’ interests. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our note holders. Furthermore, the Sponsor may in the future own businesses that directly or indirectly compete with us. The Sponsor also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Sponsor, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own and lease space for manufacturing, warehousing, research, development, sales, marketing, and administrative purposes. A number of these facilities are inspected on a regular basis by regulatory authorities, and our own internal auditing team ensures compliance on an ongoing basis with such standards.

We own and operate 107,000 square feet of office space, manufacturing facilities and warehousing in Mont-Saint-Hilaire, Quebec (Canada). The building houses administrative and pharmaceutical manufacturing operations as well as our research and development activities. We further own property next to that building, which could be used to expand. The building and real estate we own is subject to security granted in favor of our lenders, pursuant to the credit facilities described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We own and operate two facilities near Milan, Italy. The main facility, which houses administrative, research, production and warehouse activities, is approximately 151,000 total square feet in size and was built in 1996. The laboratory and office space were expanded in 2001 and the office space was expanded again in 2008, adding an additional 3,700 square feet. We acquired the second facility in 2000 through the acquisition of Pharmatec International S.r.l. This approximately 60,000 square-foot production facility was completely renovated in 2003.

We own 606,837 square feet of office space and manufacturing facilities in Houdan, France.

We also own a manufacturing facility of approximately 22,000 square feet in Nogent-Oise, France. This facility was constructed in 1977 and was upgraded and renovated a number of times over the years, most recently in 2005, when we renovated certain testing and quality control laboratory areas in the facility. We have ceased operations at this facility.

Our U.S. manufacturing operations are based near Dayton, Ohio, where we own a facility of approximately 101,000 square feet, which houses our administrative, research, production and warehouse operations in the U.S. This facility was built in 1985 and completely renovated and expanded in 2001. In 2008, we completed a construction project which included the renovation of approximately 13,000 square feet of our existing building, as well as a 13,000 square-foot addition. In addition, adjacent to the facility, we lease approximately 5,000 square feet of office space that houses certain administrative personnel.

All our manufacturing facilities are operated in compliance with cGMPs and GLPs and are periodically audited by the relevant authorities and customers. We believe that all of our present facilities are suitable for their intended purposes. We believe our current manufacturing capabilities in our existing facilities are sufficient for our present and future operations, and we currently have no material expansion plans. We believe, however, that we have the ability to expand our manufacturing capacity in our existing facilities, if needed.

We lease approximately 18,233 square feet of office space in Birmingham, Alabama, (U.S.A.) under a lease expiring in December 2013.

We lease approximately 19,715 square feet of office space in Bridgewater, New Jersey, (U.S.A.). On September 12, 2011, we amended the agreement to lease an additional 12,029 square feet of space on the same floor for a total of 31,744 square feet in Bridgewater, New Jersey and extended the term for an additional five (5) years.

We believe that we have sufficient facilities to conduct our operations during fiscal year 2012 and that our facilities are in satisfactory condition and are suitable for their intended use, although investments to improve and expand our manufacturing and other related facilities are contemplated, as our business requires.

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

In May 2006, the second application seeking a prohibition order was dismissed as our Canadian PBC use patent was held to be invalid for purposes of the Regulations. PMS has since filed a claim against us pursuant to section 8 of the Regulations seeking recovery of alleged damages sustained by reason of the delay to commercialize its product due to our opposition. In 2011, this claim was settled out of court for a non-material amount.

In October 2008, Eurand and Cephalon received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. (“Mylan”) and Barr Laboratories, Inc. (“Barr”), each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, Eurand received a similar certification letter from Impax Laboratories, Inc. (“Impax”). In May 2009, Eurand received a similar certification letter from Anchen Pharmaceuticals, Inc. (“Anchen”). Mylan, Impax, and Anchen alleged that U.S. Patent Number 7,387,793 (the “‘793 Patent”), entitled “Modified Release Dosage Forms of Skeletal Muscle Relaxants,” issued to Eurand, will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserved the right to challenge the validity and/or enforceability of the ‘793 Patent. Barr alleged that the ‘793 Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. In late November 2008, Eurand filed a lawsuit with Cephalon, in the U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the ‘793 Patent. In January 2009, Eurand filed a lawsuit with Cephalon in the U.S. District Court in Delaware against Impax for infringement of the ‘793 Patent. In July 2009, Eurand filed a lawsuit with Cephalon in the U.S. District Court in Delaware against Anchen (and its parent) for infringement of the ‘793 Patent. Subsequently, in response to additional Paragraph IV certification letters regarding U.S. Patent Number 7,544,372, (the “‘372 Patent”) entitled “Modified Release Dosage Forms of Skeletal Muscle Relaxants” Eurand and Cephalon also filed lawsuits against Mylan, Barr, and Anchen for the infringement of the ‘372 Patent. All cases were consolidated in one action in the U.S. District Court in Delaware, and were tried in a bench trial in September-October, 2010. In May 2011, the U.S. District Court in Delaware rendered a decision against Eurand and Cephalon. An expedited appeal of the decision was filed in the Court of Appeals for the Federal Circuit and the appeal was held in September 2011. There is currently an injunction in place against the sale of generic Amrix by Mylan, and Anchen has agreed to be preliminarily enjoined from launching a generic form of Amrix while awaiting the ruling from the Federal Circuit. A ruling is expected in Spring 2012. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of the plaintiff’s receipt of the respective Paragraph IV certification letter.

In September 2010, one of our subsidiaries, and our indirect parent, received notice of Sanofi-Aventis U.S. LLC’s (“SA”) complaint filed with the Superior Court of New Jersey, Somerset County, requesting certain remedies in connection with SA’s stated intention to close its Kansas City facility where CARAFATE product is currently manufactured. The supply agreement with SA, as amended, provides that the CARAFATE product’s manufacturing site may not be changed without our subsidiary’s prior written consent. Pursuant to the complaint filed, SA was seeking an order for specific performance compelling the defendants to consent to the transfer of the manufacturing site of CARAFATE product to an alleged SA facility located in Laval, Canada and to execute related documentation, and for a declaration that SA will not be liable, including for lost profits, for any interruption in supply by reason of the current site’s closure or by reason of a site transfer to Laval. Our subsidiary removed the case to the United States District Court for the District of New Jersey; SA had moved to remand the case back to the Superior Court of New Jersey. The defendants believe that SA’s claims lack merit, and that under the supply agreement as amended, our subsidiary is entitled to have CARAFATE product continue to be manufactured at the Kansas City site until the expiry of that agreement as amended which, assuming our subsidiary exercises its option to extend the term as amended, will be in August 2016. Later, SA decided to transfer the manufacturing of CARAFATE to a different site other than the Laval site. On June 13, 2011 SA filed a notice of voluntary dismissal with the Court, which automatically effectuates that dismissal. Subsequently, we were notified that SA will be keeping the Kansas City facility open to manufacture CARAFATE at least through the expiry of the supply agreement, that is through August 2016.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and other information

We are a privately-owned company with no established public trading market for our common stock.

Holders

As of December 16, 2011, Aptalis MidCo Inc. was the sole holder of our common stock, Aptalis Holdings was the sole holder of the common stock of Aptalis MiCo Inc., and there were 55 holders of Aptalis Holdings’ common stock. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of Aptalis Holdings’ common stock.

Dividends

We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our senior secured credit facilities and the indenture governing our senior notes. Save to the extent required to finance the repurchase by our indirect parent corporation, Aptalis Holdings, of stock issued pursuant to our equity-based compensation programs, in connection with the administration of this program, we do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

Financial Information

Financial information for the fiscal year ended September 30, 2008, including product revenue, is presented as the mathematical combination of the relevant financial information of the Predecessor (from October 1, 2007, to February 25, 2008) and the Successor (from February 26, 2008, to September 30, 2008) for the period. The financial information presented for the Predecessor is the financial information for Aptalis Pharma Inc. and its consolidated subsidiaries and the financial information presented for the Successor is the financial information for APTALIS PHARMA INC. and its consolidated subsidiaries.

Our results of operations for the Predecessor Periods and the Successor Periods should not be considered representative of our future results of operations.

	Successor				Predecessor
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	February 26, 2008 through September 30, 2008	October 1, 2007 through February 25, 2008	Fiscal Year Ended September 30, 2007
	($ in thousands)				($ in thousands)
Statement of Operations Data:
Net product sales	$461,430	$354,587	$409,826	$223,179	$158,579	$348,947
Other Revenue	8,954	—	7,113	—	—	—

Total Revenue	$470,384	$354,587	$416,939	$223,179	$158,579	$348,947
Cost of goods sold(1)	135,439	130,915	103,023	77,227	38,739	83,683
Selling and administrative expenses(1)(2)	143,103	113,963	122,942	88,246	76,198	101,273
Management Fees	3,607	4,412	5,351	99	—	—
Research and development expenses(1)	57,991	31,715	36,037	17,768	10,256	28,655
Acquired in-process research	65,540	7,948	—	272,400	—	10,000
Depreciation and amortization	72,829	61,011	60,305	35,579	9,595	22,494
Loss on disposal of product line	7,365	—	—	—	—	—
Transaction, restructuring and integration costs	50,912	1,070	—	—	—	—
Impairment of intangible assets and goodwill	—	107,158	55,665	—	—	—

Operating Income (loss)	(66,402)	(103,605)	33,616	(268,140)	23,791	102,842
Financial expenses	89,495	64,956	69,809	41,513	262	4,825
Loss on extinguishment of debt	28,311	—	—	—	—	—
Other interest income	(461)	(688)	(389)	(808)	(5,440)	(11,367)
Other income	—	(9,704)	(3,500)	—	—	—
Loss (gain) on foreign currencies	112	1,247	(328)	(1,841)	(198)	2,352
Income (loss) before income taxes	(183,859)	(159,416)	(31,976)	(307,004)	29,167	107,032
Income taxes	4,025	10,950	(24,082)	(17,740)	12,042	35,567

Net income (loss)	$(187,884)	$(170,366)	$(7,894)	$(289,264)	$17,125	$71,465

Balance Sheet Data (at period end):
Cash and cash equivalents	$126,509	$161,503	$126,435	$56,105	$348,791	$179,672
Short-term investments, available for sale	—	—	—	—	—	129,958
Total current assets	272,321	226,749	250,682	176,980	471,170	402,127
Total assets	1,257,860	713,177	914,602	944,812	902,384	832,611
Total short-term borrowings	8,511	13,163	30,708	10,938	373	527
Total debt	976,939	594,475	613,294	622,184	441	649
Total current liabilities	177,654	111,329	121,022	99,300	166,456	104,737
Total liabilities	1,285,234	734,209	750,838	779,142	206,903	142,414
Total shareholders’ equity(3)	(27,374)	(21,032)	163,764	165,670	695,401	690,197
Statement of Cash Flows Data:
Net cash from (used in):
Operating activities	$(49,010)	$63,120	$92,382	$(47,512)	$73,245	$136,102
Investing activities	(530,008)	(6,058)	(10,600)	(961,556)	126,630	(19,415)
Financing activities	542,960	(21,338)	(11,594)	1,066,053	(31,243)	6,553
Other Financial Data:
EBITDA(4)	(21,996)	(34,137)	97,749	(230,720)	33,584	122,984
Adjusted EBITDA(4)	176,276	162,397	172,828	84,539	70,119	141,407

(1)	Exclusive of depreciation and amortization.

(2)	Amounts shown for the five-month period ended February 25, 2008, seven-month period ended September 30, 2008, and for the fiscal year ended September 30, 2009 include expenses related to the February 2008 Transactions. Amount shown for the fiscal year ended September 30, 2011 includes certain reorganization, special projects and due diligence costs.
(3)	A portion of our common stock was issued to our parent company, Aptalis MidCo Inc., in the February 2008 Transactions in exchange for a note receivable amounting to $133,154,405. Pursuant to U.S. GAAP, we report the principal amount as a separate balance offset against shareholders’ equity. Furthermore, we do not recognize interest income related to this note receivable due from Aptalis MidCo Inc. in our income statement.
(4)	EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth below. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indentures governing our notes and Credit Facility further described in the section “Liquidity and Capital Resources—Long-term Debt and New Senior Secured Credit Facility”. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indentures and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

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

	Successor				Predecessor
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	February 26, 2008 through September 30, 2008	October 1, 2007 through February 25, 2008	Fiscal Year Ended September 30, 2007

	($ in thousands)				($ in thousands)
Net income to EBITDA:
Net income (loss)	$(187,884)	$(170,366)	$(7,894)	$(289,264)	$17,125	$71,465
Financial expenses	89,495	64,956	69,809	41,513	262	4,825
Interest income	(461)	(688)	(389)	(808)	(5,440)	(11,367)
Income taxes expense (benefit)	4,025	10,950	(24,082)	(17,740)	12,042	35,567
Depreciation and amortization	72,829	61,011	60,305	35,579	9,595	22,494

EBITDA	$(21,996)	$(34,137)	$97,749	$(230,720)	$33,584	$122,984

EBITDA to Adjusted EBITDA:
EBITDA	$(21,996)	$(34,137)	$97,749	$(230,720)	$33,584	$122,984
Transaction, integration refinancing costs and other payments to third parties(a)	53,577	9,058	7,891	12,603	26,489	—
Management Fees(b)	3,607	4,412	5,351	99	—	—
Unrestricted subsidiary(c)	16,000
Stock-based compensation expense excluding impact of the unapproved PEPs event(d)	7,873	4,540	6,172	7,443	10,046	4,548
Impairment of intangible assets and goodwill related to the unapproved PEPs event(e)	—	107,158	—	—	—	—
Other adjustments related to the unapproved PEPs event(f)	(3,064)	63,418	—	—	—	—
Loss on extinguishment of debt	28,311	—	—	—	—	—
Loss on disposal of product line and write-down of assets(g)	7,365
Inventories stepped-up value expensed(h)	19,063	—	—	22,714	—	—
Acquired in-process research(i)	65,540	7,948	—	272,400	—	10,000
Partial write-down of intangible assets(j)	—	—	55,665	—	—	3,875

Adjusted EBITDA(k)	$176,276	$162,397	$172,828	$84,539	$70,119	$141,407

a)	Represents transaction, integration, restructuring and refinancing costs as well as due diligence costs related to the Eurand Acquisition as well as to certain other business development projects, non-recurring transactions, certain payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.
b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.

c)	Represents EBITDA generated by MPEX Pharmaceuticals Inc., an unrestricted subsidiary, with the exception of Acquired in-process research charges.
d)	Represents stock-based employee compensation expense under the provisions of FASB guidance, excluding the impact of the unapproved PEPs event.
e)	Intangible assets and goodwill write-downs related to the unapproved PEPs event.
f)	Other Adjustments and other write-downs related to the unapproved PEPs event, including a reduction of $3.1 million to the sales returns reserve during the fiscal year ended September 30, 2011 (additional returns provision of $23.4 million, inventory write-down and accrual for purchases and other materials and supply commitments of $44.9 million and a stock-based compensation recovery of $4.9 million during the fiscal year ended September 30, 2010).
g)	Loss resulting from the disposal of the PHOTOFRIN/PHOTOBARR product line.
h)	As part of the purchase price allocation for Eurand Acquisition, the book value of inventory acquired was stepped-up to fair value by $18.7 million as at Acquisition Date. The stepped-up value has been recorded as charge to cost of goods sold as acquired inventory was sold, until acquired inventory was sold off.
i)	Represents the initial non-contingent payment of $12.0 million, the discounted value of future time-based non-contingent payments payable under the Option agreement of $44.8 million and the payment towards certain pre-agreement incurred development expenses of $8.7 million related to the Aeroquin Transaction as described in Acquired-in-Process Research section below.
j)	Partial write-down of intangible assets related to URSO products.
k)	EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth above. Adjusted EBITDA is calculated in a similar manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indenture governing our senior notes and Credit Facility. further described in the section “Liquidity and Capital Resources-Long-term Debt and New Senior Secured Credit Facility”, except that in calculating Adjusted EBITDA, we do not include certain additional adjustments under the indenture and the Credit Facility that permit us to increase “EBITDA” and “Consolidated EBITDA” by including projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the Eurand Acquisition and related initiatives. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indenture and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA reflects additional adjustments as provided in the indenture governing our unsecured notes and new senior secured credit facilities; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

On May 4, 2011, Axcan Intermediate Holdings Inc. announced that it has changed its name to Aptalis Pharma Inc.

You should read the following discussion in conjunction with “Item 6. Selected Financial Data” and the historical audited consolidated financial statements and related notes included elsewhere in this Report. The results of operations for the fiscal years ended September 30, 2011, and September 30, 2010, and September 30, 2009, reflect the results of operations for Aptalis Pharma Inc. previously known as Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms “Axcan”, “Eurand”, “Aptalis”, “Company”, “we”, “us” and “our” refer to Aptalis Pharma Inc. and its consolidated subsidiaries.

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in “Item 1A Risk Factors and Forward-Looking Statements.” Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

Our Business

We are a privately held, leading specialty pharmaceutical company providing innovative, effective therapies for unmet medical needs including cystic fibrosis and gastrointestinal disorders. Aptalis has manufacturing and commercial operations in the United States, the European Union and Canada, and its products include ZENPEP®, CANASA®, CARAFATE®, PYLERA®, LACTEOL®, DELURSAN®, and SALOFALK®. Our vision is to become the reference specialty pharma company providing innovative, effective therapies for unmet medical needs, including cystic fibrosis and gastrointestinal disorders, and we hope to achieve this through our mission: to improve health and quality of care by providing specialty therapies for patients around the world. We will strive to improve patient quality of care thanks to a broad range of products in cystic fibrosis and gastrointestinal disorders, a robust pipeline, technology platform, manufacturing capabilities and a skilled team of professionals with deep understanding of our customers’ needs.

In addition to our marketing activities, we also formulate and clinically develop enhanced pharmaceutical and biopharmaceutical products for itself and others using its proprietary pharmaceutical technology platforms including bioavailability enhancement of poorly soluble drugs, custom release profiles, and taste-masking/orally disintegrating tablet (ODT) formulations.

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

On April 29, 2010, we announced that we had taken steps to cease the distribution of ULTRASE MT and VIOKASE, effective April 28, 2010, in response to U.S Food and Drug Administration (“FDA”) guidance related to the distribution of unapproved pancreatic enzyme products, or PEPs. The effects of ceasing to distribute these product lines on our financial statements are summarized in the section “Unapproved pancreatic enzyme products (“PEPs”) event” below.

Acquisition of Eurand N.V. (“Eurand Acquisition”)

On February 11, 2011 (or the “Acquisition Date”), Axcan Holdings Inc., which subsequently changed its name to Aptalis Holdings, Inc., our indirect parent (“Aptalis Holdings”), and Axcan Pharma Holding B.V. (“Axcan Acquisition Co”), an indirect subsidiary of ours, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired the outstanding equity of Eurand N.V. (“Eurand”) for total consideration of approximately $589.6 million. As a result of the acquisition, Eurand has become an indirect subsidiary of ours.

Prior to the transaction, Eurand was a specialty pharmaceutical company that developed, manufactured and commercialized enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies. Eurand has had six products approved by the FDA since 2001 and has a pipeline of product candidates in development for itself and its collaboration partners. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was a global company with facilities in the U.S. and Europe. The acquisition of Eurand enables us to leverage the combination of two leading specialty pharmaceutical players, expand our gastroenterology product portfolio and provide us with a proprietary R&D growth engine and technology platforms supported by an extensive patent portfolio to meaningfully diversify our business and expand our geographic and manufacturing footprint.

Fair value of consideration transferred

The table below details the consideration transferred to acquire Eurand:

	Conversion Calculation	Fair Value	Form of Consideration
	(in millions of U.S. $)
Eurand common stock outstanding as of acquisition date	48,359,433	580.3	Cash
Multiplied by cash consideration per common share outstanding	12.00
Eurand stock options canceled for a cash payment(a)		9.3	Cash

Total fair value of consideration transferred		589.6

(a)	Each Eurand stock option, whether or not vested and exercisable on the acquisition date, was canceled for a cash payment equal to the excess of the per share value of the acquisition consideration over the per share exercise price of the Eurand stock option.

The aggregate equity purchase price of $589.6 million plus acquisition costs (including related fees and expenses) were funded by cash equity contributions, made through Aptalis Holdings, amounting to $140.0 million from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under our amended and restated credit agreement and related security and other agreements and cash on hand from Aptalis and Eurand.

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

We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of Axcan and Eurand, were used to repay the outstanding term loan portion amounting to $125.7 million of our prior senior secured credit facilities and to pay related fees and expenses. The remaining amount of $250.0 million of the Senior Secured Term Loan Facility was used on March 15, 2011 to redeem 100% of our existing 9.25% senior secured notes due 2015.

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

Assets acquired and liabilities assumed

A preliminary purchase price allocation had been made as of the Acquisition Date. We finalized our purchase price allocation during the fourth quarter of fiscal year ended September 30, 2011 resulting in no retrospective adjustments to the provisional amounts recognized at the Acquisition Date.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in millions of U.S. dollars)	Book value as at February 11, 2011	Step-up to fair value	Amounts recognized as of acquisition date
	$	$	$
Cash and cash equivalents	63.9	—	63.9
Accounts receivable (a)	22.7	—	22.7
Inventories (b)	25.5	18.7	44.2
Other current assets (c)	6.6	—	6.6
Property, plant and equipment	44.6	10.9	55.5
Identifiable intangible assets (d)	7.0	406.9	413.9
Current liabilities (e)	(52.0)	—	(52.0)
Long-term debt, including current portion	(3.4)	—	(3.4)
Deferred income taxes liabilities, net (f)	(0.2)	(61.0)	(61.2)
Other non-current liabilities	(8.5)	2.3	(6.2)

Total identifiable net assets	106.2	377.8	484.0
Goodwill (g)	37.5	69.0	106.5

Net assets acquired	143.7	446.8	590.5
Effective settlement of pre-existing relationships (h)	(0.9)	—	(0.9)

Total fair value of consideration transferred			589.6

(a)

As of the Acquisition Date, the fair value of accounts receivable acquired approximated book value. The gross contractual amount receivable was $23.2 million, of which $0.5 million was not expected to be collected.

(b)

Reflects the adjustment to step-up the carrying value of inventory acquired by $18.7 million to estimated fair value as of February 11, 2011. The stepped-up value is recorded as a charge to cost of goods sold as acquired inventory is sold.

(c)	Includes prepaid assets and income tax receivable.
(d)	The amounts recorded for the major components of acquired identifiable intangible assets are as follows:

(in millions of U.S. dollars)	Amounts recognized as of acquisition date	Weighted average useful lives (years)
	$	$
Trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life	413.9	17.04

Total identifiable intangible assets	413.9	17.04

In addition, the estimated aggregate amortization expense for the five succeeding years will be $25.6 million annually.

(e)	Includes accounts payable, accrued liabilities and income taxes payable.
(f)	Comprises of current deferred tax assets $0.8 million, non-current deferred tax assets $15.7 million and non-current deferred tax liabilities $77.7 million.
(g)

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is largely attributable to synergies expected to result from combining our operations with Eurand and intangible assets that do not qualify for separate recognition. We do not expect any portion of this goodwill to be deductible for tax purposes.

(h)

Prior to the acquisition, we had entered into an exclusive development license and supply agreement with Eurand. No gain or loss was recognized in conjunction with the effective settlement of the contractual relationship between us and Eurand as a result of this acquisition.

Transaction related costs

During the fiscal year ended September 30, 2011, we have expensed $11.9 million (an additional $1.1 million had been expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the acquisition of Eurand, which are included in transaction, restructuring and integration costs in the accompanying Consolidated Statements of Operations.

Actual and proforma information

The revenue derived from the Eurand entities for the period from the Acquisition Date to September 30, 2011 were $121.9 million and loss before income taxes was $39.6 million.

The following table presents pro forma consolidated results of operations as if the acquisition of Eurand had occurred as of October 1, 2009:

	Year Ended September,
	2011	2010
	$	$
Total revenue	534.5	504.0
Loss before income taxes	(94.6)	(160.7)
Net loss	(108.1)	(164.3)

The pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of us and Eurand. The pro forma information does not reflect any synergies and other benefits that the Company may achieve as a result of the acquisition, or the costs necessary to achieve these synergies. In addition, the pro forma information does not reflect the costs to integrate the operations of us and Eurand.

The pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the transaction been completed on October 1, 2009. In addition, the pro forma information does not purport to project the future results of our operations. The pro forma information reflects primarily the following pro forma adjustments:

•

elimination of product sales and royalties between Eurand and us, an elimination of our cost of sales for Eurand-sourced inventories, and the elimination of certain PEP-related charges stemming from intercompany transactions;

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

•

additional interest expense and amortization of deferred financing costs associated with financing obtained under the Amended and Restated Senior Secured Credit Facilities obtained by us in connection with the acquisition transaction;

•	reduction of interest income associated with cash and cash equivalents that were used to partially fund the acquisition;

•	elimination of acquisition-related costs and acquisition-related restructuring charges;

•	elimination of $19.1 million of the acquisition accounting adjustment on Eurand’s inventory that was sold subsequent to the Acquisition Date, which will not have a continuing impact on our operations.

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

Agreements with Mpex Pharmaceuticals Inc. for the acquisition and development of Aeroquin™

On April 11, 2011, Aptalis Holdings and Axcan Lone Star Inc. (“Merger Sub”), affiliates of ours, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Subsequently on August 31, 2011, under the terms of these agreements, Aptalis Holdings and Merger Sub acquired all of Mpex’s assets related to Aeroquin™ in a merger of Mpex with and into Merger Sub, with Mpex being the surviving corporation and a direct, wholly-owned subsidiary of us. Prior to the merger, Mpex transferred all of its assets that are not related to Aeroquin™ to Rempex Pharmaceuticals, Inc. (“Rempex”), a newly formed company that is owned primarily by the previous Mpex stockholders. As a result of the Aeroquin Transaction, we made an initial non-contingent payment of $12.0 million on April 21, 2011. Additional consideration in relation with the Aeroquin Transaction consists of (i) remaining time-based, non-contingent payments amounting to $33.0 million and an additional $17.5 million of time-based payments will be paid in a number of installments, of which the final installment is due on April 1, 2014, plus, (ii) contingent payments of up to $195.0 million if certain regulatory and commercial milestones are met related to Aeroquin™, and (iii) earn-out payments based on net sales of Aeroquin™. Indemnity obligations of the Mpex security holders will be satisfied by set-off against a portion of the foregoing merger consideration payments.

The further development of Aeroquin™ is being conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Aptalis Holdings, Merger Sub, and Mpex. Since the completion of the divestiture of assets and liabilities unrelated to Aeroquin™ (the “Divestiture”) to Rempex, Rempex has assumed all of Mpex’s obligations under the Development Agreement. Under the Development Agreement, Rempex is paid for the actual development costs of Aeroquin™ and has primary responsibility for conducting day-to-day development activities. We are required to pay in advance development costs estimated for the next three months based on a rolling three months forecast. Aptalis Holdings and Mpex have input regarding development strategy. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $8.7 million for development expenses incurred by Mpex from November 15, 2010, to March 31, 2011, which has been expensed as acquired in-process research and an additional $9.9 million for estimated development costs to be incurred during the first three months of the Development Agreement, of which $8.5 million has been expensed as research and development. All payments under the Development Agreement, Option Agreement and Merger Agreement to Mpex or Mpex security holders, as applicable, were made by or on behalf of Merger Sub prior to the closing of the Aeuroquin Transaction, and are being made on behalf of Mpex since the closing of the Aeroquin Transaction.

During the year ended September 30, 2011, we expensed $15.8 million as research and development and $65.5 million as acquired in-process research and development reflecting the initial non-contingent payment of $12.0 million, the discounted value of future time-based non-contingent payments payable under the Option and Merger agreements of $44.8 million (with a corresponding liability) and the payment for certain pre-agreement incurred development expenses of $8.7 million. As of September 30, 2011, $7.8 million reflecting forecasted development costs for the next three months is included in prepaid expenses and other current assets. As of September 30, 2011, $45.7 million represents the amount accrued for the non-contingent payments payable under the Option and Merger agreements with $32.5 million included in other long term liabilities and the balance included in accounts payable and accrued liabilities.

Equity investment in Aptalis Holdings

Simultaneous with the execution of the Mpex agreements, Aptalis Holdings received the proceeds of a $55.0 million equity investment from funds managed by Investor Growth Capital Limited. Aptalis Holdings contributed the proceeds of the equity investment to its subsidiaries to fund a portion of the cost of the Mpex transactions and a partial repayment on our $133.2 million note receivable from our parent company.

FINANCIAL OVERVIEW FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

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

For the fiscal year ended September 30, 2011, total revenue was $470.4 million ($354.6 million in fiscal year 2010 and $416.9 million in fiscal year 2009), operating loss was $66.4 million (operating loss of $103.6 million in fiscal year 2010 and operating income of $33.6 million in fiscal year 2009) and net loss was $187.9 million ($170.4 million in fiscal year 2010 and $7.9 million in fiscal year 2009).

In the United States, total revenue was $337.7 million (71.8% of total revenue) for the fiscal year ended September 30, 2011, compared to $259.0 million (73.0% of total revenue) in fiscal year 2010 and $319.6 million (76.7% of total revenue) in fiscal year 2009. In the European Union, total revenue was $95.5 million (20.3% of total revenue) for the fiscal year ended September 30, 2011, compared to $63.2 million (17.8% of total revenue) in fiscal year 2010 and $65.8 million (15.8% of total revenue) in fiscal year 2009. In Canada, total revenue was $37.2 million (7.9% of total revenue) for the fiscal year ended September 30, 2011, compared to $32.4 million (9.1% of total revenue) in fiscal year 2010 and 30.9 million (7.4% of total revenue) in fiscal year 2009.

Unapproved pancreatic enzyme products (“PEPs”) event

As previously disclosed, we ceased distributing our ULTRASE MT and VIOKASE product lines in the U.S. effective April 28, 2010. ULTRASE MT and VIOKASE had accounted for approximately 19% of our total net sales in the last three fiscal years.

This action was taken as we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products. We also interrupted shipments of product from the United States to Canada and export markets to allow time for the FDA to review our request confirming that applicable export requirements were being met as the FDA does not currently allow any shipment of this product within the U.S. As of September 30, 2011, this interruption of shipments was still in place.

On September 1, 2011 we filed our response to the FDA’s Complete Response letters dated November 28, 2010 for the VIOKASE and ULTRASE NDAs. We have a PDFA date of March 1st, 2012. We continue to work with the manufacturer of the active pharmaceutical ingredient to address any open issues identified by the FDA. However, we do not believe additional clinical studies will be required at this time.

As a result of taking steps to cease distribution of ULTRASE MT and VIOKASE and in accordance with U.S. GAAP, we recorded an additional $23.5 million sales deduction reserve for the fiscal year ended September 30, 2010. This additional reserve was an estimate of our liability for ULTRASE MT and VIOKASE that may be returned by the original purchaser under our DSAs or applicable return policies as well as other incremental sales deductions that may be incurred in addition to those previously recorded for ULTRASE MT and VIOKASE prior to the PEPs event. The cease distribution order issued by the FDA was not considered as a product recall. This reserve was based on management estimates of ULTRASE MT and VIOKASE inventory in the distribution channel, assumptions on related expiration dates of this inventory as well as estimated erosion of ULTRASE MT and VIOKASE demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE MT and VIOKASE, actual return activity and other factors.

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

The remaining reserve related to the PEPs event, was $3.1 million at September 30, 2011, ($11.0 million at September 30, 2010). This reserve was affected by a reversal of $3.1 million in the fiscal year ended September 30, 2011 to reflect the sell-through of inventory in the distribution channel as well as the estimated sales value of the remaining inventory in the distribution channel as of September 30, 2011. In future periods, we will continue to monitor and review the assumptions and estimates and will prospectively record changes to the PEPs reserve.

Financial highlights

(in millions of U.S. dollars)	September 30, 2011	September 30, 2010
	$	$
Total assets	1,257.9	713.2
Long-term debt (a)	976.9	594.5
Shareholder’s deficiency	(27.4)	(21.0)

(a)	Including the current portion

	Year Ended September 30,
(in millions of U.S. dollars)	2011	2010	2009
	$	$	$
Total revenue	470.4	354.6	416.9
EBITDA (1)	(22.0)	(34.1)	97.7
Adjusted EBITDA (1)	176.3	162.4	172.8
Net loss	(187.9)	(170.4)	(7.9)

(1)

A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the fiscal year ended September 30, 2011, 2010 and 2009 are as follows:

	Year Ended September 30,
(in millions of U.S. dollars)	2011	2010	2009
	$	$	$
Net loss	(187.9)	(170.4)	(7.9)
Financial expenses	89.5	65.0	69.8
Interest income	(0.4)	(0.7)	(0.4)
Income tax expense (benefit)	4.0	11.0	(24.1)
Depreciation and amortization	72.8	61.0	60.3

EBITDA i)	(22.0)	(34.1)	97.7
Transaction, integration, refinancing costs and other payments to third parties a)	53.7	9.0	7.8
Management fees b)	3.6	4.4	5.4
Unrestricted subsidiary c)	16.0	—	—

Stock-based compensation expense excluding impact of the unapproved PEPs event d)	7.8	4.5	6.2
Impairment of intangible assets and goodwill related to the unapproved PEPs event e)	—	107.2	—
Other Adjustments related to the unapproved PEPs event f)	(3.1)	63.4	—
Loss on extinguishment of debt	28.3	—	—
Loss on disposal of product line and write-down of assets g)	7.4	—	—
Inventory stepped-up value expenses h)	19.1	—	—
Acquired in-process research i)	65.5	8.0	—
Partial write-down of intangible assets j)	—	—	55.7

Adjusted EBITDA k)	176.3	162.4	172.8

a)	Represents transaction, integration, restructuring and refinancing costs as well as due diligence costs related to the Eurand Acquisition as well as to certain other business development projects, non-recurring transactions, certain payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement.
b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.
c)	Represents EBITDA generated by MPEX Pharmaceuticals Inc., an unrestricted subsidiary, with the exception of Acquired in-process research charges.
d)	Represents stock-based employee compensation expense under the provisions of FASB guidance, excluding the impact of the unapproved PEPs event.
e)	Intangible assets and goodwill write-downs related to the unapproved PEPs event.
f)	Other Adjustments and other write-downs related to the unapproved PEPs event, including a reduction of $3.1 million to the sales returns reserve during the fiscal year ended September 30, 2011 (additional returns provision of $23.4 million, inventory write-down and accrual for purchases and other materials and supply commitments of $44.9 million and a stock-based compensation recovery of $4.9 million during the fiscal year ended September 30, 2010).
g)	Loss resulting from the disposal of the PHOTOFRIN/PHOTOBARR product line.
h)	As part of the purchase price allocation for Eurand Acquisition, the book value of inventory acquired was stepped-up to fair value by $18.7 million as at Acquisition Date. The stepped-up value has been recorded as charge to cost of goods sold as acquired inventory was sold, until acquired inventory was sold off.
i)	Represents the initial non-contingent payment of $12.0 million, the discounted value of future time-based non-contingent payments payable under the Option agreement of $44.8 million and the payment towards certain pre-agreement incurred development expenses of $8.7 million related to the Aeroquin Transaction as described in Acquired-in-Process Research section below.
j)	Partial write-down of intangible assets related to URSO products.
k)

EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth above. Adjusted EBITDA is calculated in a similar manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indenture governing our senior notes and Credit Facility. further described in the section “Liquidity and Capital Resources-Long-term Debt and New Senior Secured Credit Facility”, except that in calculating Adjusted EBITDA, we do not include certain additional adjustments under the indenture and the Credit Facility that permit us to increase “EBITDA” and “Consolidated EBITDA” by including projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the Eurand Acquisition and related initiatives. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indenture and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

•	Adjusted EBITDA reflects additional adjustments as provided in the indenture governing our unsecured notes and new senior secured credit facilities; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. Our management compensates for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

Fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010

Overview of results of operations

	Year Ended September 30,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Net product sales b)	461.4	354.6	106.8	30.1
Other revenue	9.0	—	9.0	100.0

Total revenue	470.4	354.6	115.8	32.7

Cost of goods sold a) b)	135.4	130.9	4.5	3.4
Selling and administration expenses a) b)	143.2	113.9	29.3	25.7
Management fees	3.6	4.4	(0.8)	(18.2)
Research and development expenses a)	58.0	31.7	26.3	83.0
Acquired in-process research	65.5	8.0	57.5	718.8
Depreciation and amortization	72.8	61.0	11.8	19.3
Loss on disposal of product line	7.4	—	7.4	100.0
Transaction, restructuring and integration costs	50.9	1.1	49.8	4,527.3
Impairment of intangible assets and goodwill b)	—	107.2	(107.2)	(100.0)

Total operating expenses	536.8	458.2	78.6	17.2

Operating loss	(66.4)	(103.6)	37.2	35.9

Financial expenses	89.5	65.0	24.5	37.7
Loss on extinguishment of debt	28.3	—	28.3	100.0
Interest income	(0.4)	(0.7)	0.3	42.9
Other income	—	(9.7)	9.7	100.0
Loss on foreign currencies	0.1	1.2	(1.1)	(91.7)

Total other expenses	117.5	55.8	61.7	110.6

Loss before income taxes	(183.9)	(159.4)	(24.5)	(15.4)
Income taxes expense (benefit) b)	4.0	11.0	(7.0)	(63.6)

Net Loss	(187.9)	(170.4)	(17.5)	(10.3)

a)	Exclusive of depreciation and amortization
b)	Including one time charges related to the unapproved PEPs event

Net product sales

Net product sales in the U.S. increased $71.0 million (27.4%), to $330.0 million for the fiscal year ended September 30, 2011, compared to $259.0 million for the corresponding period of the preceding fiscal year. The increase in sales in U.S. is mainly due to the inclusion of post-acquisition sales of legacy Eurand products amounting to $86.1 million and due to the sales returns provision related to the PEPs event for the fiscal year ended September 30, 2011, compared to the previous year, which amounted to $20.3 million (additional $23.4 million sales deduction reserve in the fiscal year ended September 30, 2010 and reversal of $3.1 million in the fiscal year ended September 30, 2011). The increase in net product sales for the fiscal year ended September 30, 2011 is partially offset by the absence of ULTRASE and VIOKASE product sales which amounted to $49.6 million in the fiscal year ended September 30, 2010. Wholesaler inventory fluctuations have also favourably impacted our U.S. net sales by approximately $8.0 million overall.

Net product sales in the European Union increased $31.3 million (49.5%), to $94.5 million for the the fiscal year ended September 30, 2011, compared to $63.2 million for the corresponding period of the preceding fiscal year. The increase is mostly due to the inclusion of post-acquisition sales of legacy Eurand products amounting to $27.2 million for the fiscal year ended September 30, 2011.

Net product sales in Canada increased $4.5 million (13.9%), to $36.9 million for the the fiscal year ended September 30, 2011, compared to $32.4 million for the corresponding period of the preceding fiscal year. The increase in sales resulted primarily from higher sales volume of SALOFALK combined with the positive impact of currency fluctuations compared to the preceding year, as the value of the Canadian dollar improved against the U.S. dollar by 6.1%.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

	Year Ended September,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Gross product sales	579.3	474.6	104.7	22.1

Gross-to-net product sales adjustments
Product returns	11.6	9.3	2.3	24.7
Product returns related to unapproved PEPs event	(3.1)	23.4	(26.5)	(113.2)
Chargebacks	42.6	37.3	5.3	14.2
Contract rebates	48.3	36.3	12.0	33.1
DSA fees	9.0	5.6	3.4	60.7
Discounts and other allowances	9.5	8.1	1.4	17.3

Total gross-to-net product sales adjustments	117.9	120.0	(2.1)	(1.8)

Total net product sales	461.4	354.6	106.8	30.1

Product returns, contract rebates, DSA fees, discounts and other allowances totalled $117.9 million (20.4% of gross product sales) for the fiscal year ended September 30, 2011, compared to $120.0 million (25.3% of gross product sales) for the corresponding period of the preceding fiscal year.

The decrease in total deductions as a percentage of gross product sales was mainly due to taking $23.4 million during the fiscal year ended September 30, 2010 as a result of the PEPS event partially offset by a reversal of the provision amounting to $3.1 million during the fiscal year ended September 30, 2011).

Affordable Care Act

The Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010, known together as the Affordable Care Act, enacted in the U.S in March 2010 contain several provisions that could impact our business.

Although many provisions of the new legislation did not take effect immediately, several provisions became effective during the fiscal year ended September 30, 2010. These include (1) an increase in the minimum Medicaid rebate to States participating in the Medicaid program on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Service Act drug pricing program, which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals, and rural referral centers.

In addition, beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries for any covered prescription drugs purchased during a Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, new fees are assessed on all branded prescription drug manufacturers and importers. This fee is calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare Parts B and D, Medicaid, Department of Veterans Affairs and Department of Defense programs and TRICARE retail pharmacy program) made during the previous fiscal year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. The Internal Revenue Service, or “IRS”, has issued guidance for calculating preliminary fees, but there is still uncertainty as to final implementation, since the IRS has requested public comment and may make changes in response. The new law also imposes a 2.3% excise tax on sales of certain taxable medical devices that are made after December 31, 2012, including our FLUTTER mucus clearance device. Further, effective March 31, 2013, the law requires pharmaceutical, medical device, biological, and medical supply manufacturers to begin reporting to the federal government the payments they make to physicians and teaching hospitals, and physician ownership interests in those entities. The law also provides for the creation of an abbreviated regulatory pathway for FDA approval of biosimilars and interchangeable biosimilar products. While creation of the biosimilars program is authorized as of passage of the legislation in 2010, the process of creating the regulatory pathway for approval of biosimilars will likely be lengthy, and the FDA is in the process of soliciting public input.

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

The impact in terms of additional reserves recorded has been $4.5 million for the fiscal year ended September 30, 2011 compared to $0.5 million for the corresponding period of the preceding fiscal year.

Performance of our main product lines

Variations in sales performance in fiscal year 2011 versus the preceding fiscal year were the result of a combination of changes in sales volume as well as price increases.

Key sales figures for our main product lines for the fiscal year 2011 are as follows:

•

Sales of pancreatic enzyme products (ULTRASE, PANZYTRAT, VIOKASE and ZENPEP) increased $13.9 million (20.3%) to $82.2 million from $68.3 million for the preceding fiscal year mainly due to combination of the integration of Zenpep following the acquisition of Eurand, which was partially offset by the continued impact of the PEP event in fiscal year 2011.

•	Sales of ursodiol products (URSO, URSO 250, URSO FORTE, URSO DS and DELURSAN) decreased $0.9 million (2.0%) to $43.7 million from $44.6 million for the preceding fiscal year.

•

Sales of mesalamine products (CANASA and SALOFALK) increased $17.1 million (17.0%) to $117.8 million from $100.7 million for the preceding fiscal year. The increase mainly resulted from increases in net selling price and to a lesser extent, increases in sales volume.

•

Sales of sucralfate products (CARAFATE and SULCRATE) increased $22.1 million (25.6%) to $108.6 million from $86.5 million for the preceding fiscal year. The increase mainly resulted from an increase in sales volume and to a lesser extent, to an increase in net selling price.

•	Sales of other specialty pharmaceutical products increased $5.6 million (10.3%) to $60.1 million from $54.5 million for the preceding fiscal year.

•	Sales of our various pharmaceutical technologies products were $49.0 million in 2011 ($0 in 2010) due to the acquisition of Eurand.

Other Revenue

Other revenue consists of development fees, royalties and other revenue. Development fees amounted to $3.6 million for the fiscal year ended September 30, 2011. These fees resulted from the inclusion of Eurand’s business in the post-acquisition period. Development of a new pharmaceutical formulation generally includes the following stages:

•	feasibility and prototype development;

•	formulation optimization and preparation of pilot clinical samples;

•	scale-up, validation and preparation of clinical samples for regulatory and commercial purposes;

•	clinical trials; and

•	preparation of documents and regulatory filings.

We apply our proprietary pharmaceutical technologies in one of two ways — either to develop products on behalf of our collaborators or as internal programs. In both situations, we are involved in all stages of the formulation development process and perform largely the same types of work although, in general, we only perform clinical trials for the products we develop internally. Clinical trials for co-developed products are typically performed by our collaboration partners. For internal projects, we fund all of the development costs with a view either to out-license the product once it is fully developed and has obtained the applicable regulatory approvals, or to market it directly.

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

Royalties amounted to $5.0 million for the fiscal year ended September 30, 2011, and resulted from the inclusion of legacy Eurand’s business in the post-acquisition period. We earn royalty revenues from its collaborators equal to a percentage of their sales of the products on which we assisted in the development of.

Cost of goods sold

Cost of goods sold consists principally of the cost of raw materials, royalties and manufacturing. For the fiscal year ended September 30, 2011, cost of goods sold increased $4.5 million (3.4%) to $135.4 million from $130.9 for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the fiscal year ended September 30, 2011 decreased compared to the corresponding period of the preceding fiscal year to 29.3% from 36.9% primarily due to the unfavourable impact from the provisions taken as a result of the unapproved PEPs event in the fiscal year ended September 30, 2010 amounting to $44.9 million. The decrease related to the unapproved PEPs event was partially offset by the additional expense associated with the inventory stepped-up to fair value as a result of the Eurand transaction. As part of the purchase price allocation for the Eurand Acquisition, the book value of the inventory acquired was stepped-up to fair value by $18.7 million as at the Acquisition Date. The stepped-up value has been recorded as charge to cost of goods sold as acquired inventory is sold, until the acquired inventory is sold off. The total stepped-up value was expensed during the fiscal year ended September 30, 2011.

Excluding the impact of the unapproved PEPs, the charge related to the inventory stepped-up value and the integration of Eurand business, cost of goods sold as a percentage of net product sales would have been 25.4% compared to 22.8% for the fiscal year ended September 30, 2010.

Selling and administrative expenses

Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the fiscal year ended September 30, 2011, selling and administrative expenses increased $29.3 million (25.7%) to $143.2 million from $113.9 million for the corresponding period of the preceding fiscal year. The increase is resulting from the inclusion of legacy Eurand’s business in the post-acquisition period amounting to $35.6 million for the fiscal year ended September 30, 2011. The increase was partially offset by a reduction of ULTRASE and VIOKASE products marketing expenses and patient programs.

During the fiscal year ended September 30, 2011, we completed the rationalization of its sales force as part of its cost reduction initiatives. Separation costs associated with sales force reductions are reflected in Transaction, restructuring and integration costs as discussed below. The associated synergies will be realized to a greater extent in future reporting periods.

Management fees

Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. For the fiscal year ended September 30, 2011, management fees decreased $0.8 million (18.2%) to $3.6 million from $4.4 million for the corresponding period of the preceding fiscal year.

Research and development expenses

Research and development expenses refer to internal research and development expense and consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects. For the fiscal year ended September 30, 2011, research and development expenses increased $26.3 million (83.0%) to $58.0 million, from $31.7 million for the corresponding period of the preceding fiscal year. The increase in research and development expenses is mainly due to (i) the inclusion of expenses associated with Eurand activities in the post-acquisition period amounting to $15.7 million for the fiscal year ended September 30, 2011 and (ii) expenses of $15.8 million for the fiscal year ended September 30, 2011 incurred under the Mpex Development Agreement as described in the Aeroquin transaction section above. This increase was partially offset by the reduction in expenses related to the development work on PEPs for the fiscal year ended September 30, 2011.

During the fiscal year ended September 30, 2011, we commenced the rationalization of its internal research and development team as part of its cost reduction initiatives. Separation costs associated with headcount reductions are reflected in transaction, restructuring and integration costs as discussed below. The associated synergies will be realized to a greater extent in future reporting periods. We will also continue to incur ongoing development costs of Aeroquin under the Mpex Development Agreement.

On March 14, 2011, we entered into an agreement with a third-party to jointly develop a new combination product including Sucralfate. Under the terms of this agreement, we will pay a series of contingent and non-contingent milestone based payments. Upon commercialization of the new product, we will pay the third party to the arrangement a single digit royalty on net sales of the new product. Additionally, we will pay the third party a single digit royalty on net sales of Carafate, beginning on January 1, 2013, until December 31, 2019.

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

On April 11, 2011, Aptalis Holdings and Axcan Lone Star Inc. (“Merger Sub”), affiliates of ours, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Subsequently on August 31, 2011, under the terms of these agreements, Aptalis Holdings and Merger Sub acquired all of Mpex’s assets related to Aeroquin™ in a merger of Mpex with and into Merger Sub, with Mpex being the surviving corporation and a direct, wholly-owned subsidiary of us. Prior to the merger, Mpex transferred all of its assets that are not related to Aeroquin™ to Rempex Pharmaceuticals, Inc. (“Rempex”), a newly formed company that is owned primarily by the previous Mpex stockholders. As a result of the Aeroquin Transaction, we made an initial non-contingent payment of $12.0 million on April 21, 2011.

The further development of Aeroquin™ is being conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Aptalis Holdings, Merger Sub, and Mpex. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $8.7 million for development expenses incurred by Mpex since November 15, 2010 and $9.9 million for estimated development costs to be incurred during the first three months of the Development Agreement.

During the year ended September 30, 2011, we expensed $15.8 million as research and development, $65.5 million as acquired in-process research and development reflecting the initial non-contingent payment of $12.0 million, the discounted value of future time-based non-contingent payments payable under the Option and Merger agreements of $44.8 million (with a corresponding liability) and the payment for certain pre-agreement incurred development expenses of $8.7 million. As of September 30, 2011, $7.8 million reflecting forecasted development costs for the next three months is included in prepaid expenses and other current assets. As of September 30, 2011, $45.7 million represents the amount accrued for the non-contingent payments payable under the Option and Merger agreements with $32.5 million included in other long term liabilities and the balance included in accounts payable and accrued liabilities.

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

Loss on disposal of product line

On March 28, 2011, we entered into a definitive agreement with Pinnacle Biologics, Inc., which acquired all global assets and rights related to PHOTOFRIN/PHOTOBARR, including inventory, for $4.2 million. In addition to the non-contingent payments, additional payments will be made to us after the achievement of certain milestones events. In addition, we will be paid royalties on annual net sales of PHOTOFRIN/PHOTOBARR.

During the fiscal year ended September 30, 2011, we recorded a loss of $7.4 million as a result of the disposal of the PHOTOFRIN/PHOTOBARR product line. Consideration for additional contingent payments to be made to us shall be recorded as a gain in the period in which they are received.

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the fiscal year ended September 30, 2011, depreciation and amortization increased $11.8 million (19.3%) to $72.8 million from $61.0 million for the corresponding period of the preceding fiscal year. This increase is mainly due to additional depreciation and amortization of intangible assets recognized on the acquisition of Eurand.

Transaction, restructuring and integration costs

During the fiscal year ended September 30, 2011, we have expensed $11.9 million ($1.1 million was expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the transaction with Eurand, which are included in Transaction, restructuring and integration costs in the accompanying Consolidated Statements of Operations.

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

During the fiscal year ended September 30, 2011, we recorded a restructuring expense of $16.0 million related to plan employee termination costs. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination.

We estimate we will incur additional restructuring costs of between $0.9 million and $1.5 million, primarily consisting of severance costs. The restructuring actions taken thus far are expected to be substantially completed by the end of fiscal 2012.

Through the fiscal year ended September 30, 2011, we have incurred integration costs of $23.0 million representing certain external, incremental costs directly related to integrating the Eurand business and primarily include expenditures for consulting and systems integration.

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

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed primarily for the Eurand acquisition and for our acquisition by TPG Capital in February 2008. For the fiscal year ended September 30, 2011, financial expenses increased $24.5 million (37.7%) to $89.5 million from $65.0 million for the corresponding period of the preceding fiscal year. For the fiscal year ended September 30, 2011, financial expenses included certain one-time fees related to bridge financing and the renegotiation of our credit agreement. On February 11, 2011, we entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term Debt and Credit Facility section below.

Loss on extinguishment of debt

In conjunction with the Eurand Acquisition, the proceeds of the debt and equity financing were used to repay the outstanding term loan amounting to $125.7 million of our then existing senior secured credit facilities. Subsequent to the Eurand Acquisition, we redeemed our existing 9.25% senior secured notes of $228.0 million due 2015 at a price equal to 106.938% of the outstanding principal amount of the notes. The difference between the net carrying value and the repayment price of the outstanding term loan and 9.25% senior secured notes was recognized as a loss on extinguishment of debt. For the fiscal year ended September 30, 2011, loss on extinguishment of debt amounted to $28.3 million and comprised of the write-off of the unamortized deferred financing fees, the original issuance discount and the redemption premium.

Interest income

For the fiscal year ended September 30, 2011, total interest income decreased to $0.4 million from $0.7 million for the corresponding period of the preceding fiscal year.

Other income

In June 2007, we initiated a lawsuit under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE® MT. During the fiscal year ended September 30, 2010, an amount of $9.7 million was paid to us pursuant to settlement arrangements entered into with the defendants in these matters.

Income taxes

For the fiscal year ended September 30, 2011, income tax expense amounted to $4.0 million compared to income tax expense of $11.0 million for the preceding fiscal year. The effective tax rate was minus 2.2% for the fiscal year ended September 30, 2011, compared to minus 6.9% for the preceding fiscal year. The effective tax rate for the fiscal year ended September 30, 2011 is affected by a number of elements, the most important being the non-deductibility of certain expenses and the establishment of a valuation allowance of $54.3 million during the fiscal year ended September 30, 2011 mainly against our net deferred tax assets generated in the U.S. and France. If, in future periods, the deferred tax assets are determined by management to be more likely than not to be realized, the tax benefits relating to the reversal of the valuation allowance will be recorded.

The difference between our effective tax rate and the statutory income tax rate is summarized as follows:

	Year Ended September,
(in millions of US dollars)	2011		2010
	%	$	%	$
Combined statutory rate applied to pre-tax loss	35.00	(64.3)	35.00	(55.8)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	(0.03)	0.1	0.01	0.0
Difference with foreign tax rates	(0.71)	1.3	1.70	(2.7)
Tax benefit arising from a financing structure	7.72	(14.2)	11.18	(17.8)
Non-deductible items	(13.61)	25.0	(21.89)	34.9
Investment tax credits	0.54	(1.0)	0.96	(1.5)
State taxes	(0.19)	0.3	1.95	(3.1)
Change in valuation allowance	(29.54)	54.3	(36.09)	57.5
Other	(1.37)	2.5	0.31	(0.5)

	(2.19)	4.0	(6.87)	11.0

Net income

For the fiscal year ended September 30, 2011, net loss increased $17.5 million (10.3%) to $187.9 million from net loss of $170.4 million for the corresponding period of the preceding fiscal year. For the fiscal year ended September 30, 2011, the net loss is mainly due to the acquired-in process research charge amounting to $65.5 million and the development expenses amounting to $15.8 million related to the Aeroquin Transaction combined with the transaction, integration and restructuring costs amounting to $50.9 million and the loss on extinguishment of debt amounting to $28.3 million. For the fiscal year ended September 30, 2010, the net loss is mainly due to the additional charges related to the unapproved PEPs event amounting to $196.7 million.

Balance sheets as of September 30, 2011, and September 30, 2010

The following table summarizes balance sheet information as of September 30, 2011, compared to September 30, 2010.

(in millions of U.S. dollars)	September 30, 2011	September 30, 2010	Change
	$	$	$	%
Cash and cash equivalents	126.5	161.5	(35.0)	(21.7)
Current assets	272.3	226.7	45.6	20.1
Total assets	1,257.9	713.2	544.7	76.4
Current liabilities	177.7	111.3	66.4	59.7
Long-term debt	968.4	581.3	387.1	66.6
Total liabilities	1,285.2	734.2	551.0	75.0

Shareholder’s equity (deficiency)	(27.4)	(21.0)	(6.4)	(30.4)
Working capital	94.7	115.4	(20.7)	(17.9)

Working capital decreased by $20.7 million (17.9%) to $94.7 million as of September 30, 2011, from $115.4 million as of September 30, 2010.

Total assets increased $544.7million (76.1%) to $1,257.9 million as of September 30, 2011, from $713.2 million as of September 30, 2010. This increase was mainly due to the total assets acquired with the Eurand Acquisition amounting to $606.7 million.

Long-term debt increased $387.1 million (66.6%) to $968.4 million as of September 30, 2011, from $581.3 million as at September 30, 2010. On February 11, 2011, we entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term debt and Credit Facility section below.

Fiscal year ended September 30, 2010, compared to fiscal year ended September 30, 2009

Overview of results of operations

(in millions of U.S. dollars)	September 30, 2010	September 30, 2009	Change
	$	$	$	%
Net product sales b)	354.6	409.8	(55.2)	(13.5)
Other revenue	—	7.1	(7.1)	(100.0)

Total revenue	354.6	416.9	(62.3)	(14.9)

Cost of goods sold a) b)	130.9	103.0	27.9	27.1
Selling and administration expenses a) b)	115.0	122.9	(7.9)	(6.4)
Management fees	4.4	5.4	(1.0)	(18.5)
Research and development expenses a)	31.7	36.0	(4.3)	(11.9)
Acquired in-process research	8.0	—	8.0	—
Depreciation and amortization	61.0	60.3	0.7	1.2
Impairment of intangible assets and goodwill b)	107.2	55.7	51.5	92.5

Total operating expenses	458.2	383.3	74.9	19.5

Operating income (loss)	(103.6)	33.6	(137.2)	(408.3)

Financial expenses	65.0	69.8	(4.8)	(6.9)
Interest income	(0.7)	(0.4)	(0.3)	(75.0)
Other income	(9.7)	(3.5)	(6.2)	(177.1)
Loss (gain) on foreign currencies	1.2	(0.3)	1.5	500.0

Total other expenses	55.8	65.6	(9.8)	(14.9)

Income (loss) before income taxes	(159.4)	(32.0)	(127.4)	(398.1)
Income taxes expense (benefit) b)	11.0	(24.1)	35.1	145.6

Net income (loss)	(170.4)	(7.9)	(162.5)	(2,057.0)

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

Net product sales in the European Union increased 7.7%, to $63.2 million for the fiscal year ended September 30, 2010, from $58.7 million for the preceding fiscal year. The increase in sales resulted primarily from higher sales volume of DELURSAN and the introduction of a new product, FLEET PHOSPHO-SODA in our distribution channel.

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

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

(in millions of U.S. dollars)	September 30, 2010	September 30, 2009	Change
	$	$	$	%
Gross product sales	474.6	503.1	(28.5)	(5.7)

Gross-to-net product sales adjustments
Product returns	9.3	10.7	(1.4)	(13.1)
Chargebacks	37.3	33.7	3.6	10.7
Contract rebates	36.3	36.5	(0.2)	(0.5)
DSA fees	5.6	3.6	2.0	55.6
Discounts and other allowances	8.1	8.8	(0.7)	(8.0)
Provisions related to the unapproved PEPs event	23.4	—	23.4	—

Total gross-to-net product sales adjustments	120.0	93.3	26.7	28.6

Total net product sales	354.6	409.8	(55.2)	(13.5)

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

Affordable Care Act

The Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010, known together as the Affordable Care Act, enacted in the U.S in March 2010 contain several provisions that could impact our business. A summary of the Affordable Care Act and recent developments is provided above.

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

•

Sales of ursodiol products (URSO, URSO 250, URSO FORTE, URSO DS and DELURSAN) decreased $29.3 million (39.6%) to $44.6 million from $73.9 million for the preceding fiscal year. This decrease resulted mainly in sales volume from the entry of generic versions of URSO 250 and URSO FORTE on the U.S. market, approved by the Office of Generic Drugs on May 13, 2009.

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

Cost of goods sold

Cost of goods sold consists principally of the costs of raw materials, royalties and manufacturing. We outsource most of our manufacturing requirements. For the fiscal year ended September 30, 2010, cost of goods sold increased $27.9 million (27.1%) to $130.9 million from $103.0 million for the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the fiscal year ended September 30, 2010, increased compared to the preceding fiscal year from 25.1% to 36.9%. The increase in cost of goods sold is mostly due to adjustments to reduce certain inventory to net realizable value and purchase commitments reserves related to the unapproved PEPs event that amounted to $44.9 million (12.7% of net product sales) for the fiscal year ended September 30, 2010. Excluding the impact related to the unapproved PEPs event, cost of goods sold as a percentage of net product sales would have been 22.8% for the fiscal year ended September 30, 2010.

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

Management fees

Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. For the fiscal year ended September 30, 2010, management fees decreased $1.0 million (18.5%) to $4.4 million from $5.4 million for the preceding fiscal year. The variance was due to the fact that historically, these fees were previously not allocated to the subsidiaries of Aptalis Holdings, the indirect parent company of Aptalis Pharma Inc. In the fiscal year ended September 30, 2009, they were allocated to the subsidiaries based on revenue.

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

Other income

We initiated claims in damages under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE. During the fiscal year ended September 30, 2009, a settlement arrangement with respect to these claims was entered into with certain of these defendants and in the second quarter of fiscal 2010, another settlement agreement was entered into with the remaining defendants. Pursuant to each of the agreements, the settling defendants agreed to pay a confidential global amount in one or several installments; all of which have now been paid. Additionally, in the fourth quarter of fiscal year 2010, pursuant to the settlement of another matter in which we were a defendant, we received compensation for legal fees incurred by reason of having to defend against unfounded claims made by the plaintiff. A total amount of $9.7 million was paid to us during the fiscal year ended September 30, 2010, ($3.5 million during the fiscal year ended September 30, 2009) in respect of these settlement agreements. These amounts were recorded as Other income in the Consolidated Statements of Operations.

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

The difference between our effective tax rate and the statutory income tax rate is summarized as follows:

(in millions of US dollars)	For the fiscal year ended September 30, 2010		For the fiscal year ended September 30, 2009
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	(55.8)	35.00	(11.2)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	0.01	0.0	(0.91)	0.3
Difference with foreign tax rates	1.70	(2.7)	8.10	(2.6)
Valuation allowance	(36.09)	57.5	(2.30)	0.7
Tax benefit arising from a financing structure	11.18	(17.8)	44.46	(14.2)
Non-deductible items	(21.89)	34.9	(9.72)	3.1
Investment tax credits	0.96	(1.5)	4.24	(1.3)
State taxes	1.95	(3.1)	(0.34)	0.1
Other	0.31	(0.5)	(3.22)	1.0

	(6.87)	11.0	75.31	(24.1)

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

Balance sheets as of September 30, 2010, and September 30, 2009

The following table summarizes balance sheet information as of September 30, 2010, compared to September 30, 2009.

(in millions of U.S. dollars)	September 30, 2010	September 30, 2009	Change
	$	$	$	%
Cash and cash equivalents	161.5	126.4	35.1	27.8
Current assets	226.7	250.7	(24.0)	(9.6)
Total assets	713.2	914.6	(201.4)	(22.0)
Current liabilities	111.3	121.0	(9.7)	(8.0)
Long-term debt	581.3	582.6	(1.3)	(0.2)
Total liabilities	734.2	750.8	(16.6)	(2.2)
Shareholder’s equity (deficiency)	(21.0)	163.8	(184.8)	(112.8)
Working capital	115.4	129.7	(14.3)	(11.0)

Working capital decreased by $14.3 million (11.0%) to $115.4 million as of September 30, 2010, from $129.7 million as of September 30, 2009. This decrease was mainly due to net working capital adjustments of $59.6 million related to the unapproved PEPs event. This decrease was partially offset by an increase in cash and cash equivalents of $35.1 million from operating activities and the reduction in installments on long-term debt. Pursuant to our credit agreement we are required to annually prepay amounts equal to a portion of our annual excess cash flow, as defined under our credit agreement. For fiscal year 2010, we will be required to offer to prepay $13.2 million of outstanding term loans in the first quarter of fiscal year 2011 ($17.6 million for the fiscal year ended September 30, 2009, was paid in the first quarter of fiscal year 2010). As allowed by the credit agreement, the prepayment is applied to the remaining scheduled installments of principal in direct order of maturity and the current portion of long-term debt was reduced accordingly.

Total assets decreased $201.4 million (22.0%) to $713.2 million as of September 30, 2010, from $914.6 million as of September 30, 2009. This decrease was mainly due to the adjustments related to the unapproved PEPs event amounting to $165.9 million. Long-term debt decreased $1.3 million (0.2%) to $581.3 million as of September 30, 2010, from $582.6 million as of September 30, 2009.

Selected quarterly financial data

The following tables present selected quarterly financial data for the fiscal years ended September 30, 2011, and 2010 and should be read in conjunction with our historical audited consolidated financial statements and related notes contained elsewhere in this Annual Report. Our operating results for any quarter are not necessarily indicative of results for any future quarter or for a full fiscal year.

	For the quarters ended
(in millions of U.S. dollars)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	$	$	$	$
Net product sales b)	139.0	126.7	109.8	85.9
Other revenue	2.9	4.5	1.6	—

Total revenue	141.9	131.2	111.4	85.9

Cost of goods sold a)	37.6	48.5	31.9	17.4
Selling and administration expenses a)	39.8	39.3	38.9	25.2
Management fees	1.1	0.9	0.8	0.8
Research and development expenses a)	18.1	21.1	11.8	7.0
Acquired in-process research	15.3	50.2	—	—
Depreciation and amortization	19.8	21.0	18.4	13.6
Loss on disposal of product line	—	—	7.4	—
Transaction, restructuring and integration costs	15.9	12.7	19.3	3.0

Total operating expenses	147.6	193.7	128.5	67.0

Operating income (loss)	(5.7)	(62.5)	(17.1)	18.9

Financial expenses	22.4	20.7	30.2	16.2
Loss on extinguishment of debt	—	—	28.3	—
Interest income	—	(0.1)	(0.1)	(0.2)
Loss (gain) on foreign currencies	(0.5)	(0.3)	0.6	0.3

Total other expenses	21.9	20.3	59.0	16.3

Income (loss) before income taxes	(27.6)	(82.8)	(76.1)	2.6
Income taxes expense (benefit)	9.2	(2.0)	(4.4)	1.2

Net income (loss)	(36.8)	(80.8)	(71.7)	1.4

EBITDA c)	14.6	(41.2)	(27.6)	32.2
Adjusted EBITDA (c)	57.6	46.0	35.9	36.8

	For the quarters ended
(in millions of U.S. dollars)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	$	$	$	$
Net product sales b)	69.6	80.5	94.4	110.1

Total revenue	69.6	80.5	94.4	110.1

Cost of goods sold a) b)	15.3	20.8	68.2	26.6
Selling and administration expenses a) b)	25.9	27.4	28.4	32.2
Management fees	1.9	0.6	1.0	0.9
Research and development expenses a)	7.0	8.6	7.7	8.4
Acquired in-process research	—	8.0	—	—
Depreciation and amortization	15.2	15.1	14.0	16.7
Transaction, restructuring and integration costs	1.1	—	—	—
Impairment of intangible assets and goodwill b)	—	—	107.2	—

Total operating expenses	66.4	80.5	226.5	84.8

Operating income (loss)	3.2	—	(132.1)	25.3

Financial expenses	16.2	16.3	16.3	16.2
Interest income	(0.2)	(0.2)	(0.2)	(0.1)
Other income	(2.0)	—	(7.7)	—
Loss (gain) on foreign currencies	0.6	(0.8)	1.4	—

Total other expenses	14.6	15.3	9.8	16.1

Income (loss) before income taxes	(11.4)	(15.3)	(141.9)	9.2
Income taxes expense (benefit)	(5.2)	(5.4)	21.8	(0.2)

Net income (loss)	(6.2)	(9.9)	(163.7)	9.4

EBITDA c)	19.8	15.9	(111.8)	42.0
Adjusted EBITDA c)	24.5	41.7	50.0	46.2

a)	Exclusive of depreciation and amortization
b)	Including one time charges related to the unapproved PEPs event
c)	A reconciliation of net income to EBITDA (a-non U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a-non U.S. GAAP measure) for each of the quarters ended in 2011 and 2010 is as follows:

	For the quarters ended
(in millions of U.S. dollars)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	$	$	$	$
Net income (loss)	(36.8)	(80.8)	(71.7)	1.4
Financial expenses	22.4	20.7	30.2	16.2
Interest income	—	(0.1)	(0.1)	(0.2)
Income taxes expense (benefit)	9.2	(2.0)	(4.4)	1.2
Depreciation and amortization	19.8	21.0	18.4	13.6

EBITDA i)	14.6	(41.2)	(27.6)	32.2

Transaction, integration, refinancing costs and payments to third parties a)	22.9	22.5	21.0	3.3

Management fees b)	1.1	0.9	0.8	0.8
Stock-based compensation expense c)	1.4	0.6	5.3	0.5
Other Adjustments related to the unapproved PEP event e)	0.6	—	(3.7)	—
Loss on extinguishment of debt	—	—	28.3	—
Loss on disposal of product line and write-down of assets f)	—	—	7.4	—
Inventory stepped-up value expenses g)	1.7	13.0	4.4
Acquired in-process research h)	15.3	50.2	—	—

Adjusted EBITDA i)	57.6	46.0	35.9	36.8

	For the quarters ended
(in millions of U.S. dollars)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	$	$	$	$
Net income (loss)	(6.2)	(9.9)	(163.7)	9.4
Financial expenses	16.2	16.3	16.3	16.2
Interest income	(0.2)	(0.2)	(0.2)	(0.1)
Income taxes expense (benefit)	(5.2)	(5.4)	21.8	(0.2)
Depreciation and amortization	15.2	15.1	14.0	16.7

EBITDA i)	19.8	15.9	(111.8)	42.0

Transaction, integration, refinancing costs and payments to third parties a)	3.5	1.1	2.6	1.8
Management fees b)	1.9	0.6	1.0	0.9
Stock-based compensation expense excluding impact of the unapproved PEPs event c)	(0.7)	1.2	2.5	1.5
Impairment of intangible assets and goodwill related to the unapproved PEPs event d)	—	—	107.2	—
Other adjustments related to the unapproved PEP event e)	—	14.9	48.5	—
Acquired in-process research h)	—	8.0	—	—

Adjusted EBITDA i)	24.5	41.7	50.0	46.2

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
e)

Other Adjustments and other write-downs related to the unapproved PEPs event, including a reduction of $3.1 million to the sales returns reserve during the fiscal year ended September 30, 2011 (additional returns provision of $23.4 million, inventory write- down and accrual for purchases and other materials and supply commitments of $44.9 million and a stock-based compensation recovery of $4.9 million during the fiscal year ended September 30, 2010).

f)	Loss resulting from the disposal of the PHOTOFRIN/PHOTOBARR product line.
g)

As part of the purchase price allocation for Eurand Acquisition, the book value of inventory acquired was stepped-up to fair value by $18.7 million as at Acquisition Date. The stepped-up value has been recorded as charge to cost of goods sold as acquired inventory was sold, until acquired inventory was sold off.

h)

Represents the initial non-contingent payment of $12.0 million, the discounted value of future time-based non-contingent payments payable under the Option agreement of $44.8 million and the payment towards certain pre-agreement incurred development expenses of $8.7 million related to the Aeroquin Transaction during the fiscal year ended September 30, 2011 as described in Acquired-in-Process Research section above.

i)

EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth above. Adjusted EBITDA is calculated in the same manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indenture governing our senior notes and Credit Facility further described in the section “Liquidity and Capital Resources-Long-term Debt and New Senior Secured Credit Facility”, except that in calculating Adjusted EBITDA, we do not include certain additional adjustments under the indenture and the Credit Facility that permit us to increase “EBITDA” and “Consolidated EBITDA” by including projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the Eurand Acquisition and related initiatives. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indenture and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

•	Adjusted EBITDA reflects additional adjustments as provided in the indenture governing our unsecured notes and new senior secured credit facilities; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in our business. Our management compensates for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

Liquidity and Capital Resources

Cash requirements

As of September 30, 2011, working capital was approximately $94.7 million and $115.4 million as of September 30, 2010. Cash generated from operations, is used to fund working capital, capital expenditures, milestone payments, debt service and business development activities. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.

The aggregate equity purchase price of $589.6 million plus acquisition costs (including related fees and expenses) for the Eurand Acquisition were funded by cash equity contributions amounting to $140.0 million from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under our amended and restated credit agreement and related security and other agreements and cash on hand from Axcan and Eurand. The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $147.0 million (the “Senior Secured Revolving Credit Facility”) and (ii) a $750.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, the “Amended and Restated Senior Secured Credit Facilities”). We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition.

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

Contractual obligations and other commitments

The following table summarizes our significant contractual obligations as of September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future years.

(in millions of U.S. dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$	$	$	$	$
Long-term debt	981.7	8.5	16.3	250.0	706.9
Other long-term liabilities	50.5	13.5	37.0
Capital and Operating leases	8.4	2.7	3.3	2.0	0.4
Other commitments	2.5	2.0	0.5	—	—
Interest on long-term debt	383.6	78.0	152.3	135.7	17.6

	1426.7	104.7	209.4	387.7	724.9

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

As of September 30, 2011, we had unrecognized tax benefits of $14.8 million ($11.5 million as of September 30, 2010). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.

Long-term debt and Credit Facility

On February 11, 2011, we entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition.

The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $147.0 million (the “Senior Secured Revolving Credit Facility”) and (ii) a $750.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, the “Amended and Restated Senior Secured Credit Facilities”).

We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of Aptalis and Eurand, were used to repay the outstanding term loan portion amounting to $125.7 million of our existing senior secured credit facilities and to pay related fees and expenses. Following the repayment, all unamortized deferred financing fees of $2.7 million and original issuance discount of $3.2 million related to the term loan were written off and are included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. The remaining amount of $250.0 million of the Senior Secured Term Loan Facility was drawn on March 15, 2011 to redeem our existing 9.25% senior secured notes due 2015.

On February 25, 2008, we issued $228.0 million aggregate principal amount of its 9.25% senior secured notes (the “Senior Secured Notes”) due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. On March 15, 2011, $250.0 million of the Senior Secured Term Loan Facility was used to redeem 100% of our Senior Secured Notes at a redemption price of 106.938%. The aggregate redemption amount consisted of $228.0 million in aggregate principal amount, $0.8 million accrued interest and $15.8 million of redemption premium which is included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. Following the redemption all unamortized deferred financing fees of $5.0 million and original issuance discount of $1.7 million related to these notes were written off and are included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations.

Our Amended and Restated Senior Secured Credit Facilities totaling $897.0 million is composed of a Senior Secured Term Loan Facility amounting to $750.0 million and a Senior Secured Revolving Credit Facility totaling $147.0 million. The Senior Secured Revolving Credit Facility is comprised of $115.0 million of existing revolving credit commitments that were extended or issued on February 11, 2011 (the “ Extended Commitments”) and $32.0 million of existing revolving credit commitments that were not extended (the “ Unextended Commitments”) pursuant to the Senior Secured Revolving Credit Facility. The Amended and Restated Senior Secured Credit Facilities bear interest at a variable rate composed of either (i) the highest of the federal funds rate plus 0.5%, Bank of America, N.A.’s “prime rate”, or the one month British Banker Association LIBOR rate plus 1.00%, or (ii) the British

Banker Association LIBOR rate (subject to a floor of 1.50% with respect to borrowings under the Senior Secured Term Loan Facility) at our option, plus an applicable rate established by the credit agreement governing the Amended and Restated Senior Secured Credit Facilities (including, with respect to borrowings under the Senior Secured Revolving Credit Facility, step-downs based on our consolidated total leverage ratio). The principal amount of the Senior Secured Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount with payments beginning in March 2011. The principal amount outstanding of the loans under the Senior Secured Term Loan Facility will be due and payable on February 11, 2017. The principal amount of outstanding loans under the Senior Secured Revolving Facility will be due and payable on February 11, 2016 with respect to Extended Commitments and on February 25, 2014 with respect to Unextended Commitments.

As of September 30, 2011, $750.0 million of term loans had been issued and no amounts are currently drawn against the Senior Secured Revolving Credit Facility. The term loans were priced at $0.995 with a yield to maturity of 5.6% before the effect of the interest rate swaps. We use interest rate swaps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. On April 4, 2011, we entered into two separate pay-fixed, receive-floating interest rate swap agreements with an effective date of June 30, 2011 effectively converting a portion of the variable rate debt under our Amended and Restated Senior Secured Credit Facilities to fixed rate debt. The first swap has a notional amount of $331 million amortizing to $84 million by its maturity in December 2015. The second swap has a notional amount of $219 million and matures in December 2016. These swaps were designated as cash flow hedges of interest rate risk. The interest rate swaps will effectively fix our interest payments on the hedged debt at 2.386% for the first swap and 3.18% for the second swap, respectively, inclusive of a LIBOR floor of 1.5%, plus the appropriate margin on each debt interest period, which is currently 4%. As of September 30, 2011, we had two interest rate swaps with a combined notional amount of $550 million that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps is 2.7%. We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. If we had breached this provision, we could have been required to settle our obligations under the agreements at their termination value. As of September 30, 2011, the termination value of derivatives in a net liability position including accrued interest and excluding any adjustment for nonperformance risk, related to these agreements was $18.9 million and we have not posted any collateral related to these agreements.

The credit agreement governing the Amended and Restated Senior Secured Credit Facilities requires us to meet certain financial covenants, beginning the third quarter of the fiscal year ending September 30, 2011. The maintenance of these financial covenants is solely with respect to the Senior Secured Revolving Credit Facility. These covenants were met as of September 30, 2011. The credit agreement governing the Amended and Restated Senior Secured Credit Facility requires us to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the credit agreement governing the Amended and Restated Senior Secured Credit Facilities, (2) commencing with the fiscal year ended September 30, 2012, 50% (which percentage will be reduced if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Senior Secured Term Loan Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestments rights and certain other exceptions.

Pursuant to the annual excess cash flow requirements of our credit agreement in effect prior to the Amended and Restated Senior Secured Credit Facilities, we were required to prepay $13.2 million of outstanding term loans in the first quarter of fiscal year 2011.

On May 6, 2008, we issued $235.0 million of 12.75% senior unsecured notes due March 1, 2016, (the “Senior Unsecured Notes”). The Senior Unsecured Notes were priced at $0.9884 with a yield to maturity of 13.16%. The Senior Unsecured Notes are subordinated to the Amended and Restated Senior Secured Credit Facilities.

We may redeem some or all of the Senior Unsecured Notes prior to March 1, 2012, at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes redeemed plus a “make-whole” premium and accrued and unpaid interest. On or after March 1, 2012, we may redeem some or all of the Senior Unsecured Notes at the redemption prices (expressed as percentages of principal amount of the Senior Unsecured Notes to be redeemed) set forth below:

Senior Unsecured Notes
%
2012	106.375
2013	103.188
2014 and thereafter	100.000

Certain of our subsidiaries have been designated as guarantors with respect to the Amended and Restated Senior Secured Credit Facilities and the Senior Unsecured Notes. Our obligations under, and each of the guarantors’ obligations under its guarantee of, the Amended and Restated Senior Secured Credit Facilities are secured by a first priority security interest in our assets and of such guarantor subsidiaries, respectively.

Operating leases

We have various long-term operating lease agreements for office space, automotive equipment and other equipment. The latest expiry date for these agreements is in 2017.

Other commitments

Other operating commitments consist primarily of amounts relating to administrative services, clinical studies and other research and development services.

Related party transactions

At September 30, 2011, we had a note receivable from its parent company amounting to $78.2 million ($133.2 million at September 30, 2010). During the year ended September 30, 2011, the parent company made a partial repayment of $55,0 million on the note receivable from the contributions made by Aptalis Holdings of proceeds received from an equity investment made by Investor Growth Capital Limited managed funds. We earned interest income on the note of $6.3 million (net of taxes of $3.4 million) during the year ended September 30, 2011. We earned interest income on the note of $7.8 million (net of taxes of $4.2 million) during the years ended September 30, 2010 and 2009 respectively. The related interest receivable from the parent company amounting to $36.8 million at September 30, 2011, ($27.1 million at September 30, 2010) has been recorded in the shareholder’s equity section of the consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholder’s equity. At September 30, 2011, we also have an account receivable from the parent company amounting to $0.7 million ($0.5 million at September 30, 2010).

We recorded charges pursuant to the terms of a management fee arrangement with a controlling shareholding company of $3.6 million during the year ended September 30, 2011 ($4.4 million and $5.4 million for the years ended September 30, 2010 and 2009 respectively). Also, during the year ended September 30, 2011, we recorded fees from a controlling shareholding company amounting to $5.0 million of which $1.5 million was accounted for as deferred debt issue costs, $2.5 million as selling and administrative expense and $1.0 million as financing fees. At September 30, 2011, we accrued fees payable to a controlling shareholding company amounting to $1.4 million ($1.6 million at September 30, 2010).

We paid a dividend to our parent company of $0.4 million during the year ended September 30, 2011 ($0.1 million and $0.5 million for 2010 and 2009 respectively) to allow for the payment of certain group expenses.

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

Cash flows

Our cash flows from operating, investing and financing activities For the fiscal year ended September 30, 2011, and September 30, 2010 as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended September,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$
Net cash provided by (used in) operating activities	(49.0)	63.1	112.1
Net cash used in investing activities	(530.0)	(6.1)	(523.9)
Net cash provided by (used in) financing activities	543.0	(21.3)	564.3

Cash flows provided by operating activities decreased $112.1 million to $49.0 million of cash used in operating activities from $63.1 million of cash provided by operating activities for the fiscal years ended September 30, 2011 and 2010 respectively. The decrease in net cash provided by operating activities is mainly due to the payments to Mpex related to the Aeroquin Transaction combined with the payment of transaction and restructuring costs, and financing fees related to the Eurand Acquisition.

Cash flows used in investing activities increased $523.9 million to $530.0 million from $6.1 million for the fiscal years ended September 30, 2011 and 2010 respectively. The increase in cash flows used in investing activities is mainly due to the Eurand Acquisition.

Cash flows provided by financing activities increased $564.3 million to $543.0 million of cash provided in the fiscal year ended September 30, 2011, from $21.3 of cash used in the fiscal year ended September 30, 2010. On February 11, 2011, we entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term debt and Credit Facility section above. Simultaneous with the execution of the Mpex agreements, Aptalis Holdings received the proceeds of a $55.0 million equity investment from funds managed by Investor Growth Capital Limited. Aptalis Holdings contributed the entire proceeds to our parent to make a partial repayment on the $133.2 million note receivable from parent company.

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

The following table summarizes the activity in the accounts related to revenue reductions:

(in millions of U.S. dollars)	Product returns	Contract rebates	Charge- backs	DSA fees	Discounts and other	Reserves related to the unapproved PEPs event	Total
	$	$	$	$	$	$	$
Balance as of September 30, 2010	13.4	6.1	8.1	1.3	0.2	11.0	40.1
Provisions	11.6	48.3	42.6	9.0	9.5	—	121.0
Provisions related to the unapproved PEPs event	—	—	—	—	—	(3.1)	(3.1)
Eurand Acquisition	7.3	7.8	0.9	1.9	0.2	—	18.1
Settlements	(11.7)	(35.8)	(37.6)	(9.3)	(9.2)	(4.8)	(108.4)

Balance as of September 30, 2011	20.6	26.4	14.0	2.9	0.7	3.1	67.7

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

The accrued liabilities include reserves of $20.6 million as of September 30, 2011, ($13.4 million as of September 30, 2010) for estimated product returns, excluding the additional provision related to the unapproved PEPs event. The increase is due to the integration of legacy Eurand products ($17.9 million).

As of September 30, 2011, the product returns reserve related to the unapproved PEPs event amounted to $3.1 million which represents primarily management’s current estimate of the balance of ULTRASE MT and VIOKASE inventory in the distribution channel. Due to the subjectivity of this estimate, we prepared various sensitivity analyses to ensure our final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of ULTRASE MT and VIOKASE inventory in the distribution channel would have resulted in a change in the return reserve of approximately $0.3 million.

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

Amounts payable to managed care organizations and state Medicaid programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product. As it can take up to six months for information to reach us on actual usage of our products in managed care and Medicaid programs and on the total discounts to be reimbursed, we maintain reserves for amounts payable under these programs relating to sold products. We estimate the level of inventory in the distribution channels based on inventory data provided by wholesalers and third-party prescription data.

Revisions or clarification of guidelines related to state Medicaid and other government program reimbursement practices which are meant to apply to prior periods, or retrospectively, can result in changes to management’s estimates of the rebates reported in prior periods. However, since the prices of our products are fixed at the time of sale and the quantum of rebates is therefore reasonably determinable at the outset of each transaction; these factors would not impact the recording of revenues in accordance with generally accepted accounting principles.

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

Accrued liabilities include reserves of $26.4 million and $14.0 million as of September 30, 2011, ($6.1 million and $8.1 million as of September 30, 2010) for estimated contract rebates and chargebacks. The increase is mainly due to the integration of legacy Eurand products ($17.9 million) and additional reserves related to the Affordable Care Act ($4.5 million).

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

The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2010, to September 30, 2011:

	Intangible assets	Goodwill
	$	$
Balance as at September 30, 2010	348.0	73.5
Eurand Acquisition	413.9	106.5
Other additions	0.4	—
Depreciation and amortization	(60.6)	—
Disposal of product line	(10.2)	—
Foreign exchange translation adjustments	(0.6)	(0.2)

Balance as of September 30, 2011	690.9	179.8

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

Changes in accounting standards

See Note 3 to our Consolidated Financial Statements in Item 8 of Part II for a description of recently issued accounting standards, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF APTALIS PHARMA INC.

We have audited the accompanying consolidated balance sheets of Aptalis Pharma Inc. (formerly known as Axcan Intermediate Holdings Inc.) and subsidiaries as of September 30, 2011, and 2010 and the consolidated statements of operations, shareholder’s equity (deficiency) and comprehensive income (loss) and cash flows for the three years ended September 30, 2011, 2010, and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aptalis Pharma Inc. and subsidiaries as of September 30, 2011, and 2010 and the results of their operations and their cash flows for the three years ended September 30, 2011, 2010, and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raymond Chabot Grant Thornton LLP1

Chartered Accountants

Montreal, Quebec, Canada

November 30, 2011

[1]	Chartered Accountant Auditor permit No. 10019

APTALIS PHARMA INC.

Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)	September 30, 2011	September 30, 2010
	$	$
Assets
Current assets
Cash and cash equivalents	126,509	161,503
Accounts receivable, net (Note 8)	75,616	32,379
Accounts receivable from the parent company (Note 21)	676	487
Income taxes receivable	2,972	2,906
Inventories, net (Note 9)	47,838	23,866
Prepaid expenses and other current assets	13,980	3,277
Deferred income taxes, net (Note 10)	4,730	2,331

Total current assets	272,321	226,749
Property, plant and equipment, net (Note 11)	84,411	35,777
Intangible assets, net (Note 12)	690,893	347,962
Goodwill, net (Note 12)	179,843	73,540
Deferred debt issue expenses, net of accumulated amortization of $12,142 ($14,136 as of September 30, 2010) (Note 14)	29,369	20,443
Deferred income taxes, net (Note 10)	1,023	8,706

Total assets	1,257,860	713,177

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 13)	159,357	94,673
Income taxes payable (Note 10)	9,784	3,446
Installments on long-term debt (Note 14)	8,511	13,163
Deferred income taxes (Note 10)	2	47

Total current liabilities	177,654	111,329
Long-term debt (Note 14)	968,428	581,312
Other long-term liabilities	56,588	10,028
Deferred income taxes (Note 10)	82,564	31,540

Total liabilities	1,285,234	734,209

Commitments and contingencies (Note 22)

Shareholder’s Equity (Deficiency)
Capital Stock (Note 15)

Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding as of September 30, 2011, and September 30, 2010	1	1
Deficit	(656,476)	(468,152)
9.05% Note receivable from the parent company (Note 21)	(78,154)	(133,154)
Additional paid-in capital	757,224	614,113
Accumulated other comprehensive loss	(49,969)	(33,840)

Total shareholder’s equity (deficiency)	(27,374)	(21,032)

Total liabilities and shareholder’s equity	1,257,860	713,177

The accompanying notes are an integral part of the consolidated financial statements.

APTALIS PHARMA INC.

Consolidated Statements of Operations

(in thousands of U.S. dollars)	Year Ended September 30,
	2011	2010	2009
	$	$	$
Net product sales	461,430	354,587	409,826
Other revenue	8,954	—	7,113

Total revenue	470,384	354,587	416,939

Cost of goods sold (a) (Notes 2 and 4)	135,439	130,915	103,023
Selling and administrative expenses (a) (Note 16)	143,103	113,963	122,942
Management fees (Note 21)	3,607	4,412	5,351
Research and development expenses (a)	57,991	31,715	36,037
Acquired in-process research (Note 6)	65,540	7,948	—
Depreciation and amortization	72,829	61,011	60,305
Loss on disposal of product line (Note 7)	7,365	—	—
Transaction, restructuring and integration costs (Notes 4 and 5)	50,912	1,070	—
Impairment of intangible assets and goodwill (Note 12)	—	107,158	55,665

Total operating expenses	536,786	458,192	383,323

Operating income (loss)	(66,402)	(103,605)	33,616

Financial expenses (Note 16)	89,495	64,956	69,809
Loss on extinguishment of debt (Note 14)	28,311	—	—
Interest income	(461)	(688)	(389)
Other income (Note 22)	—	(9,704)	(3,500)
Loss (gain) on foreign currencies	112	1,247	(328)

Total other expenses	117,457	55,811	65,592

Loss before income taxes	(183,859)	(159,416)	(31,976)
Income taxes expense (benefit) (Note 10)	4,025	10,950	(24,082)

Net loss	(187,884)	(170,366)	(7,894)

(a)	Excluding depreciation and amortization

The accompanying notes are an integral part of the consolidated financial statements.

APTALIS PHARMA INC.

Consolidated Shareholder’s Equity (Deficiency) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except share related data)	Common Shares			Additional Paid-in Capital	9.05% Note Receivable From Parent Company	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount	Deficit
	(number)	$	$	$	$	$	$
Balance, October 1, 2008	100	1	(289,264)	617,255	(133,154)	(29,168)	165,670

Net loss	—	—	(7,894)	—	—		(7,894)
Hedging contracts fair value adjustments, net of taxes of $155	—	—	—	—	—	(288)	(288)
Foreign currency translation adjustments	—	—	—	—	—	4,978	4,978

Total Comprehensive loss							(3,204)
Dividends paid	—	—	(500)	—	—	—	(500)
Stock-based compensation expense	—	—		6,172	—	—	6,172
Stock-based compensation plan redemptions	—	—	—	(157)	—	—	(157)
Provision on interest receivable from parent company	—	—	—	(12,050)	—	—	(12,050)
Interest income from parent company, net of taxes of $4,217	—	—	—	7,833	—	—	7,833

Balance, September 30, 2009	100	1	(297,658)	619,053	(133,154)	(24,478)	163,764

Amounts related to foreign currency translation adjustments						(24,485)
Amounts related to hedging contracts fair value adjustments						7

Accumulated other comprehensive loss						(24,478)

Net loss	—	—	(170,366)	—	—	—	(170,366)
Hedging contracts fair value adjustments, net of taxes of $4	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustments	—	—	—	—	—	(9,355)	(9,355)

Total Comprehensive loss							(179,728)
Dividends paid	—	—	(128)	—	—	—	(128)
Stock-based compensation recovery	—	—	—	(378)	—	—	(378)
Stock-based compensation plan redemptions	—	—	—	(345)	—	—	(345)
Provision on interest receivable from parent company	—	—	—	(12,050)	—	—	(12,050)
Interest income from parent company, net of taxes of $4,217	—	—	—	7,833	—	—	7,833

Balance, September 30, 2010	100	1	(468,152)	614,113	(133,154)	(33,840)	(21,032)

Amounts related to foreign currency translation adjustments						(33,840)

Accumulated other comprehensive loss						(33,840)

The accompanying notes are an integral part of the consolidated financial statements.

APTALIS PHARMA INC.

Consolidated Shareholder’s Equity (Deficiency) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except share related data)	Common Shares		Deficit	Additional Paid-in Capital	9.05% Note Receivable From Parent Company	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount
	(number)	$	$	$	$	$	$
Balance, October 1, 2010	100	1	(468,152)	614,113	(133,154)	(33,840)	(21,032)

Net loss	—	—	(187,884)				(187,884)
Hedging contracts fair value adjustments, net of taxes of $429	—	—	—	—	—	(15,965)	(15,965)
Foreign currency translation adjustments	—	—	—	—	—	(164)	(164)

Total Comprehensive loss							(204,013)
Dividends paid	—	—	(440)	—	—	—	(440)
Repayment of Note from Parent Company	—	—	—	—	55,000	—	55,000
Capital contribution	—	—	—	140,000	—	—	140,000
Stock-based compensation expense	—	—	—	7,873	—	—	7,873
Stock-based compensation plan redemptions	—	—	—	(1,365)	—	—	(1,365)
Provision on interest receivable from parent company	—	—	—	(9,704)	—	—	(9,704)
Interest income from parent company, net of taxes of $3,397	—	—	—	6,307	—	—	6,307

Balance, September 30, 2011	100	1	(656,476)	757,224	(78,154)	(49,969)	(27,374)

Amounts related to foreign currency translation adjustments						(34,004)
Amounts related to hedging contracts fair value adjustments						(15,965)

Accumulated other comprehensive loss						(49,969)

The accompanying notes are an integral part of the consolidated financial statements.

APTALIS PHARMA INC.

Consolidated Cash Flows

(in thousands of U.S. dollars)	Year Ended September 30,
	2011	2010	2009
	$	$	$
Cash flows from operating activities
Net loss	(187,884)	(170,366)	(7,894)
Adjustments to reconcile net income to cash flows from operating activities:
Non-cash financial expenses	21,239	7,014	7,028
Inventory stepped-up value expensed	19,062	—	—
Depreciation and amortization	72,829	61,011	60,305
Stock-based compensation expense (recovery)	7,873	(378)	6,172
Loss on disposal of product line and write-down of assets	8,807	128	196
Impairment of intangible assets and goodwill (Note 12)	—	107,158	55,665
Non-cash loss (gain) on foreign exchange	(146)	240	2,110
Change in fair value of derivatives	—	(621)	734
Deferred income taxes	(7,841)	5,616	(35,573)
Other non-cash adjustments related to unapproved PEPs (Note 2)	(3,064)	68,335	—
Changes in assets and liabilities:
Accounts receivable	(19,856)	23,437	(14,268)
Accounts receivable from the parent company	(189)	(181)	681
Income taxes receivable	2,566	61	13,936
Inventories	108	(9,572)	(7,721)
Prepaid expenses and deposits	(6,906)	(431)	428
Accounts payable and accrued liabilities	13,989	(30,361)	9,056
Other long-term liabilities	31,586	—	—
Income taxes payable	(1,183)	2,030	1,527

Net cash provided by (used in) operating activities	(49,010)	63,120	92,382

Cash flows from investing activities
Acquisition, net of cash acquired (Note 4)	(525,667)	—	—
Acquisition of intangible assets	(431)	—	(10)
Disposal of intangible assets	3,000	—	—
Acquisition of property, plant and equipment	(7,408)	(6,058)	(10,590)
Disposal of property, plant and equipment	498	—	—

Net cash used in investing activities	(530,008)	(6,058)	(10,600)

Cash flows from financing activities
Issuance of long-term debt	746,250	—	—
Repayment of long-term debt	(373,522)	(20,865)	(10,937)
Note from the parent company	55,000
Deferred debt issue expenses	(22,963)	—	—
Stock-based compensation plan redemptions	(1,365)	(345)	(157)
Capital contribution	140,000	—	—
Dividends paid	(440)	(128)	(500)

Net cash provided by (used in) financing activities	542,960	(21,338)	(11,594)

Foreign exchange gain (loss) on cash held in foreign currencies	1,064	(656)	142

Net increase (decrease) in cash and cash equivalents	(34,994)	35,068	70,330
Cash and cash equivalents, beginning of year	161,503	126,435	56,105

Cash and cash equivalents, end of year	126,509	161,503	126,435

The accompanying notes are an integral part of the consolidated financial statements and Note 16 provides other information on cash flows.

1.	Governing Statutes, Description of Business and Basis of Presentation

On May 4, 2011, Axcan Intermediate Holdings Inc. announced that it has changed its name to Aptalis Pharma Inc. The entity is a corporation incorporated on November 28, 2007, under the General Corporation Law of the State of Delaware. The corporation and its subsidiaries (together the “Company”), commenced active operations with the purchase, through a wholly-owned indirect subsidiary on February 25, 2008, of all of the outstanding common shares of Axcan Pharma Inc., a company incorporated under the Canada Business Corporation Act. The Company provides innovative, effective therapies for unmet medical needs including cystic fibrosis and gastrointestinal disorders. The Company has manufacturing and commercial operations in the United States, the European Union and Canada. The Company also formulates and clinically develops enhanced pharmaceutical and biopharmaceutical products for itself and others using its proprietary technology platforms including bioavailability enhancement of poorly soluble drugs, custom release profiles, and taste-masking/orally disintegration tablet (ODT) formulations.

On February 11, 2011, the Company completed the acquisition of Eurand N.V. (“Eurand”) through a wholly owned indirect subsidiary pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) resulting in Eurand becoming an indirect subsidiary of the Company. Eurand was a specialty pharmaceutical company that was engaged in the development, manufacturing and commercialization of enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies.

As described in Note 4, the Eurand transaction has been accounted for in accordance with the acquisition method of accounting for business combinations. Accordingly, the Company’s consolidated financial statements reflect the assets, liabilities and results of operations of Eurand from the date of acquisition.

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

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principle requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements, and also affect the recognized amounts of revenues and expenses during the year. Significant estimates and assumptions made by management include those related to the allocation of the purchase price of acquired assets and businesses, the changes to be recorded in conjunction with ceasing of distributing pancreatic enzyme products, allowances for accounts receivable, inventories, reserves for product returns, rebates, chargebacks and distribution service agreement fees, the classification of intangible assets between finite life and indefinite life, the useful lives of long-lived assets, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, reporting unit fair values in testing goodwill for impairment, stock-based compensation costs, pending legal settlements, the establishment of provisions for income taxes including the realizability of deferred tax assets and restructuring costs. The estimates are made using the historical information and various other relevant factors available to management. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in regulations governing the manner in which the Company sells its products, changes in the health care environment and regulations, foreign exchange and managed care consumption patterns.

Principles of consolidation

These financial statements include the accounts of Aptalis Pharma Inc. and its wholly-owned subsidiaries, the most significant being Aptalis Pharma Canada Inc., Aptalis Pharma U.S. Inc., Aptalis Pharmatech Inc., Aptalis Pharma Srl, Aptalis Pharma Ltd. and Aptalis Pharma S.A. Intercompany balances and transactions have been eliminated on consolidation.

Business and asset acquisitions

The consolidated financial statements include the operations of an acquired business after the completion of the acquisition. Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their fair values. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized.

Revenue recognition

Revenue from product sales is recognized when title and substantially all the risks and rewards of ownership have transferred to the customer, generally when the product has been delivered to the customer. Provisions for sales discounts and estimates for chargebacks, managed care and Medicaid rebates, product returns and distribution service agreement fees are recorded as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company at the time of sale, based on historical experience adjusted to reflect known changes in the factors that impact such reserves. In certain circumstances, returns of products are allowed under the Company’s policy and provisions are maintained accordingly. These revenue reductions are generally reflected as an addition to accrued liabilities. Amounts received from customers as prepayments for products to be shipped in the future are reported as deferred revenue.

The Company presents, on a net basis, taxes collected from customers and remitted to governmental authorities; that is, they are excluded from revenues.

ULTRASE and VIOKASE, the Company’s pancreatic enzyme products (“PEPs”) had historically accounted for approximately 19% of the Company’s net sales in the three years ended September 30, 2009. Prior to April 28, 2010, products that were marketed in the U.S. to treat exocrine pancreatic insufficiency had been available before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and, consequently, there were marketed PEPs that had not been approved under the New Drug Application (“NDA”) process by the Food and Drug Administration (“FDA”). Subsequently, the FDA has required all manufacturers to file an NDA to obtain marketing approval for exocrine pancreatic insufficiency drug products and to cease distribution of products without approved NDAs after April 28, 2010, until such time that an NDA approval is granted. After this date, the unapproved products remained available on pharmacy shelves until stock depletion. ULTRASE MT and VIOKASE did not receive NDA approval by the April 28, 2010 deadline, and the Company has ceased distributing the two products after that date, in compliance with the FDA guideline. The Company recorded an additional $23,452,000 sales deductions reserve in the fiscal year ended September 30, 2010 for product returns and other sales deductions as an estimate of Company’s liability for ULTRASE MT and VIOKASE that may be returned by the original purchaser under the Company DSAs or applicable return policies. The cease distribution order issued by the FDA was not considered as a product recall. At September 30, 2011, the remaining reserve was $3,100,000 and was based on management estimates of ULTRASE MT and VIOKASE inventory in the distribution channel, assumptions on related expiration dates of this inventory as well as estimated erosion of ULTRASE MT and VIOKASE demand, based on competition from approved PEPs and the resulting estimated sell-through of ULTRASE MT and VIOKASE, actual return activity and other factors.

Other revenue, which includes revenue from collaborative agreements, consists primarily of payments for research and development services, up-front fees, milestone payments and royalty payments. The Company enters into arrangements for the license, research and development, manufacture and/or commercialization/supply of products and product candidates utilizing the Company’s technology platforms. Non-refundable up-front license fees where continuing involvement is required of the Company are deferred and recognized in revenue over the related performance period. The Company estimates its performance period based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. Periodic payments are recognized as revenue on a percentage of completion basis over the period that the related activities are performed under the terms of the agreements. The Company immediately recognizes the full amount of developmental milestone payments due to us upon the achievement of the milestone event if the event is substantive, objectively determinable, and represents an important point in the development life cycle of the product. Payments for achieving milestones which are not considered substantive are deferred and recognized in revenue over the related performance period.

Royalty revenue from licensees are based on third party sales of licensed products, and recognized as earned in accordance with the contract terms when third party sales can be reliably measured and collection is reasonably assured.

Amounts recognized under collaborative arrangements consisted of the following:

	Year Ended September 30,
	2011	2010	2009
	$	$	$
Net product sales	3,782	—	—
Other revenue	4,784	—	—

Total	8,566	—	—

Cash and cash equivalents

Cash and cash equivalents consist of U.S. Treasury backed securities, bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid short-term investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

Accounts receivable

The majority of the Company’s accounts receivable is due from companies in the pharmaceutical industry including major US wholesalers of pharmaceutical products. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to bad debt expense.

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

The Company recorded a charge of $44,883,000 during the year ended September 30, 2010, to cost of goods sold to reduce inventories to their net realizable value and for estimated loss for purchase and other materials and supply commitments related to ULTRASE® MT and VIOKASE® products.

Research and development

Research and development expenses are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain co-development contracts. Upfront and milestone payments made to third parties in connection with agreements with third parties (or research and development collaborations) are expensed as incurred up to the point of regulatory approval, in the absence of an alternative future uses. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in intangible assets.

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

Depreciation and amortization

Property, plant and equipment and intangible assets with a finite life are reported at acquisition cost, less accumulated depreciation and amortization, and are depreciated or amortized over their estimated useful lives according to the straight-line method over the following periods:

Buildings	10 to 36 years
Machinery, equipment and office furnishings	5 to 10 years
Computer equipment and software	2 to 7 years
Leasehold and building improvements	5 to 10 years
Trademarks, trademark licenses, manufacturing rights and other	5 to 20 years

Impairment of long lived-assets and goodwill

The value of goodwill and intangible assets with an indefinite life are subject to an annual impairment test unless events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.

The intangible assets with a finite life and property, plant and equipment are subject to an impairment test whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The Company compares the carrying value of the unamortized portion of property, plant and equipment and intangible assets with a finite life to estimated future undiscounted cash flows. If the carrying value exceeds estimated discounted future cash flows, an impairment loss equal to the excess is recorded in earnings and the cost basis is adjusted.

During the fourth quarter of fiscal 2011, the Company early adopted the recently issued guidance on annual testing of goodwill for impairment which gives entities the option of to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company tests goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including but not limited to macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a two-step impairment testing process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit may be based on one or more fair value measures including present value technique of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying tangible and intangible assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in earnings.

Using the new guidance previously described, the Company determined that the two-step impairment testing of goodwill was not required in the fourth quarter of fiscal 2011. An impairment charge of $107,158,000 was recorded during the year ended September 30, 2010 (Note 12) as the Company’s pancreatic enzyme products did not receive NDA approval from the FDA by the April 28, 2010 deadline. This was a change in circumstance that caused the Company to review the carrying value of its associated long-lived assets including goodwill.

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

Selling and administrative expenses

Selling and administrative expenses include shipping and handling expenses, other than distribution service agreement fees, costs of marketing, advertising, information technology and the associated employee compensation. Distribution service agreement fees are deducted from revenue. Advertising costs are expensed as incurred.

Restructuring costs

The Company incurs restructuring charges in connection with acquisitions when it implements plans to restructure and integrate the acquired operations or in connection with cost-reduction initiatives that are initiated from time to time. Termination costs are a significant component of restructuring costs and are generally recorded when the actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.

Foreign currency translation

The Company has operations in the United States of America, Canada and some European Union countries, the most significant of which are France, Italy and Ireland. For foreign subsidiaries where the local currencies have been determined to be the functional currency, the net assets of these subsidiaries are translated into U.S. dollars for consolidation purposes using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date and revenues and expenses are translated using the average exchange rate for the period. The resulting gains and losses arising from the translation of the financial statements of subsidiaries are deferred in a cumulative foreign currency translation adjustments account reported as a component of Accumulated other comprehensive income in Shareholder’s Equity (Deficiency).

Monetary foreign currency assets and liabilities for subsidiaries operating in a currency other than the functional currency are translated at exchange rate in effect at the balance sheet whereas non-monetary assets and liabilities are translated at exchange rates in effect at the transaction dates. Revenue and operating expense are translated at the average rates in effect during the year, except for the depreciation and amortization, translated at historical rates. Foreign currency exchange gains and losses on transactions occurring included in net income.

Deferred debt issue expenses

Financing costs incurred in connection with the issuance of debt are deferred and included in deferred debt issue expenses on the Consolidated Balance Sheets. These financing costs are being expensed over the terms of the respective debt using the effective interest method and included in interest expense.

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

The Company has designated its interest rate swaps as cash flow hedges of interest rate risk (Note 19). On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. Hedge ineffectiveness, if any, is immediately recognized in earnings.

Stock incentive plans

The Company recognizes the fair value of stock-based awards granted pursuant to its stock incentive plans as expense over the requisite service period, which generally equals the vesting period. All stock-based awards are approved by the Board of Directors prior to the grant.

3.	Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) amended the existing guidance on the annual testing of goodwill for impairment. The amended guidance gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company has early adopted this new guidance in connection with the performance of its annual goodwill impairment test for fiscal year ended September 30, 2011.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity two options to present the components of net income and other comprehensive income; (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Additionally, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This new guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will change how the Company presents other comprehensive income (loss) which has been historically presented as part of the Consolidated Statement of Shareholder’s equity.

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

Description of the transaction

On February 11, 2011 (or the “Acquisition Date”), the Company’s indirect parent (“Aptalis Holdings”) and Axcan Pharma Holding B.V. (“Axcan AcquisitionCo”), an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended), acquired the outstanding equity of Eurand N.V. (“Eurand”) for total cash consideration of approximately $589,555,000. As a result of the acquisition, Eurand has become an indirect subsidiary of the Company.

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

Fair value of consideration transferred

The table below details the consideration transferred to acquire Eurand:

	Conversion Calculation	Fair Value	Form of Consideration
		$
Eurand common stock outstanding as of acquisition date	48,359,433	580,313	Cash
Multiplied by cash consideration per common share outstanding	12.00
Eurand stock options canceled for a cash payment(a)		9,242	Cash

Total fair value of consideration transferred		589,555

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

Assets acquired and liabilities assumed

A preliminary purchase price allocation had been made as of the Acquisition Date. The Company finalized its purchase price allocation during the fourth quarter of the fiscal year ended September 30, 2011 resulting in no retrospective adjustments to the provisional amounts recognized at the Acquisition Date.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

	Book value	Step-up to fair value	Amounts recognized as of acquisition date
	$	$	$
Cash and cash equivalents	63,888	—	63,888
Accounts receivable (a)	22,662	—	22,662
Inventories (b)	25,465	18,727	44,192
Other current assets (c)	6,552	—	6,552
Property, plant and equipment	44,652	10,874	55,526
Identifiable intangible assets (d)	7,053	406,876	413,929
Current liabilities (e)	(51,960)	—	(51,960)
Long-term debt, including current portion	(3,394)	—	(3,394)
Deferred income taxes liabilities, net (f)	(237)	(61,012)	(61,249)
Other non-current liabilities	(8,489)	2,278	(6,211)

Total identifiable net assets	106,192	377,743	483,935
Goodwill (g)	37,540	68,977	106,517

Net assets acquired	143,732	446,720	590,452

Effective settlement of pre-existing relationships (h)	(897)	—	(897)

Total fair value of consideration transferred			589,555

(a)

As of the Acquisition Date, the fair value of accounts receivable acquired approximated book value. The gross contractual amount receivable was $23,118,000 of which $456,000 was not expected to be collected.

(b)

Reflects the adjustment to step-up the carrying value of inventory acquired by $18,727,000 to estimated fair value as of February 11, 2011. The stepped-up value is recorded as a charge to cost of goods sold as acquired inventory is sold.

(c)	Includes prepaid assets and income tax receivable.
(d)

Identifiable intangible assets comprise trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life with weighted average useful lives of 17.04 years. The estimated aggregate amortization expense for the five succeeding years will be $25,599,000 annually.

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

(h)

Prior to the acquisition, the Company had entered into an exclusive development license and supply agreement with Eurand. No gain or loss was recognized in conjunction with the effective settlement of the contractual relationship between the Company and Eurand as a result of this acquisition.

Transaction related costs

For the fiscal year ended September 30, 2011, the Company expensed $11,874,000 (an additional $1,070,000 had been expensed in the fiscal year ended September 30, 2010) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the transaction with Eurand, which are included in transaction, restructuring and integration costs in the accompanying Consolidated Statements of Operations.

Actual and pro forma information

The revenue derived from the Eurand entities for the period from the Acquisition Date to September 30, 2011 were $121,943,000 and loss before income taxes was $39,647,000.

The following table presents unaudited pro forma consolidated results of operations as if the acquisition of Eurand had occurred as of October 1, 2009:

	Year Ended September 30,
	2011	2010
	$	$
Total revenue	534,483	503,999
Loss before income taxes	(94,649)	(160,680)

Net loss	(108,139)	(164,303)

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

•

elimination of $19,062,000 of the acquisition accounting adjustment on Eurand’s inventory that was sold subsequent to the Acquisition Date, which will not have a continuing impact on the Company’s operations.

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

The Company recorded a restructuring expense in the amount of $16,051,000 during the fiscal year ended September 30, 2011 related to planned employee termination costs included in transaction, restructuring and integration on the Consolidated Statements of Operations. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination.

The following table summarizes restructuring liability activity related to the Eurand acquisition through September 30, 2011:

	Charges	Payments	Foreign Currency Translation	Balance September 30, 2011
	$	$	$	$
Severance and related benefits	16,051	(12,297)	(55)	3,699

The Company estimates to incur additional restructuring costs of between $900,000 and $1,500,000 primarily consisting of severance costs. The restructuring actions taken thus far are expected to be substantially completed by the end of fiscal 2012.

Through September 30, 2011, the Company has incurred integration costs of $22,987,000 representing certain external, incremental costs directly related to integrating the Eurand business and primarily include expenditures for consulting and systems integration. Restructuring and integration costs are included in transaction, restructuring and integration costs in the accompanying Consolidated Statements of Operations.

6.	Acquisitions, Research Collaborations and License Agreements

Agreements with Mpex Pharmaceuticals Inc. for the acquisition and development of Aeroquin™

On April 11, 2011, Aptalis Holdings and Axcan Lone Star Inc. (“Merger Sub”), affiliates of the Company, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Subsequently on August 31, 2011, under the terms of these agreements, Aptalis Holdings and Merger Sub acquired all of Mpex’s assets related to Aeroquin™ in a merger of Mpex with and into Merger Sub, with Mpex being the surviving corporation and a direct, wholly-owned subsidiary of us. Prior to the merger, Mpex transferred all of its assets that are not related to Aeroquin™ to Rempex Pharmaceuticals, Inc. (“Rempex”), a newly formed company that is owned primarily by the previous Mpex stockholders. As a result of the Aeroquin Transaction, the Company made an initial payment of $12,000,000 on April 21, 2011. Additional consideration in relation with the Aeroquin Transaction consists of (i) remaining time-based, non-contingent payments amounting to $33,000,000 and an additional $17,500,000 of time-based payments will be paid in a number of installments, of which the final installment is due on April 1, 2014, plus, (ii) contingent payments of up to $195,000,000 if certain regulatory and commercial milestones are met related to Aeroquin™, and (iii) earn-out payments based on net sales of Aeroquin™. Indemnity obligations of the Mpex security holders will be satisfied by set-off against a portion of the foregoing merger consideration payments.

The further development of Aeroquin™ is being conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Aptalis Holdings, Merger Sub, and Mpex. Since the completion of the divestiture of assets and liabilities unrelated to Aeroquin™ (the “Divestiture”) to Rempex, Rempex has assumed all of Mpex’s obligations under the Development Agreement. Under the Development Agreement, Mpex (and after the Divestiture, Rempex) is paid for the actual development costs of Aeroquin™ and has primary responsibility for conducting day-to-day development activities. The Company is required to pay in advance development costs estimated for the next three months based on a rolling three months forecast. The Company and Merger Sub have input regarding development strategy. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $8,731,000 for development expenses incurred by Mpex from November 15, 2010, to March 31, 2011, which has been expensed as acquired in-process research and an additional $9,913,000 for estimated development costs to be incurred during the first three months of the Development Agreement, of which $8,514,000 has been expensed as research and development. All payments under the Development Agreement, Option Agreement and Merger Agreement to Mpex or Mpex security holders, as applicable, will be made by or on behalf of Merger Sub prior to the closing of the Aeroquin Transaction, and are being made on behalf of Mpex since the closing of the Aeroquin Transaction.

During the year ended September 30, 2011, the Company expensed $15,842,000 as research and development $65,540,000 as acquired in-process research and development reflecting the initial non-contingent payment of $12,000,000, the discounted value of future time-based non-contingent payments payable under the Option and Merger agreements of $44,809,000 (with a corresponding liability) and the payment for certain pre-agreement incurred development expenses of $8,731,000. As of September 30, 2011, $7,807,000 reflecting forecasted development costs for the next three months is included in prepaid expenses and other current assets. As of September 30, 2011, $45,710,000 represents the amount accrued for the non-contingent payments payable under the Option and Merger agreements with $32,487,000 included in other long term liabilities and the balance included in accounts payable and accrued liabilities.

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

Other product acquisitions

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

During the year ended September 30, 2011 the Company recorded a loss of $7,365,000 as a result of the disposal of the PHOTOFRIN/PHOTOBARR product line. Consideration for additional contingent payments to be made to the Company, for which there is significant uncertainty, shall be recorded as a gain in the period in which they are received.

8.	Accounts Receivable

	September 30, 2011	September 30, 2010
	$	$
Trade accounts, net of allowance for doubtful amounts of $475 ($117 in 2010) a)	68,471	31,404
Taxes receivable	492	364
Other, net of allowance for doubtful amounts of $411	6,653	611

	75,616	32,379

The Company believes that there is no unusual exposure associated with the collection of these accounts receivable.

a)

At September 30, 2011, the accounts receivable include amounts receivable from three major customers which represent approximately 50% (42% at September 30, 2010) of the Company’s total trade accounts receivable (Note 17).

9.	Inventories

	September 30, 2011	September 30, 2010
	$	$
Raw material and packaging material, net of reserve for obsolescence of $3,197 (nil at September 30, 2010)	19,741	10,316
Work in progress, net of reserve for obsolescence of $1,141 (nil at September 30, 2010)	5,282	595
Finished goods, net of reserve for obsolescence of $ 1,290 ($758 at September 30, 2010)	22,815	12,955

	47,838	23,866

As disclosed in Note 2, the Company’s PEPs did not obtain regulatory approval by the April 28, 2010 deadline established by the FDA. As a result, a charge of $44,883,000 was recorded during the fiscal year ended September 30, 2010, to cost of goods sold to reduce inventories to their net realizable value and for estimated losses on purchase and other materials and supply commitments related to ULTRASE MT and VIOKASE products.

10.	Income Taxes

Income taxes included in the Consolidated Statements of Operations are as follows:

	Year Ended September 30,
	2011	2010	2009
	$	$	$
Current	11,866	5,334	11,491

Deferred
Creation and reversal of temporary differences	(7,892)	5,638	(35,863)
Change in promulgated rates	51	(22)	290

	(7,841)	5,616	(35,573)

	4,025	10,950	(24,082)

Domestic
Current	2,811	274	7,430
Deferred	(3,697)	10,945	(37,510)

	(886)	11,219	(30,080)

Foreign
Current	9,055	5,060	4,061
Deferred	(4,144)	(5,329)	1,937

	4,911	(269)	5,998

	4,025	10,950	(24,082)

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate of 35.00%. This difference arises from the following:

	Year Ended September 30,
	2011		2010		2009
	%	$	%	$	%	$
Combined statutory rate applied to pre-tax loss	35.00	(64,351)	35.00	(55,796)	35.00	(11,192)
Increase (decrease) in taxes resulting from:
Change in promulgated rates	(0.03)	51	0.01	(22)	(0.91)	290
Difference with foreign tax rates	(0.71)	1,308	1.70	(2,717)	8.10	(2,591)
Tax benefit arising from a financing structure	7.72	(14,193)	11.18	(17,824)	44.46	(14,218)
Non-deductible items	(13.61)	25,017	(21.89)	34,892	(9.72)	3,108
Investment tax credits	0.54	(990)	0.96	(1,524)	4.24	(1,355)
State taxes	(0.19)	350	1.95	(3,107)	(0.34)	110
Change in valuation allowance	(29.54)	54,307	(36.09)	57,544	(2.30)	736
Other	(1.37)	2,526	0.31	(496)	(3.22)	1,030

	(2.19)	4,025	(6.87)	10,950	75.31	(24,082)

As of September 30, 2011, the Company has approximately $ 221,236,000 of unremitted earnings of its international subsidiaries, these earnings are intended to be permanently reinvested; as such, no deferred tax liability on these permanently reinvested earnings is recorded.

The deferred income tax assets and liabilities result from differences between the tax value and book value of the following items:

	September 30, 2011	September 30, 2010
	$	$
Assets
Inventories	7,429	2,897
Accounts payable and accrued liabilities	16,655	12,257
Tax credits	11,847	2,022
Deferred debt issue expenses	1,364	2,332
Unused tax losses	124,957	42,046
Financing expenses	816	1,038
Stock-based compensation	3,510	2,123
Foreign exchange translation	665	—
Interest rates swap	6,167	—
Other	287	176
Liabilities
Prepaid expenses and other current assets	(628)	(832)
Property, plant and equipment	(1,869)	(1,183)
Intangible assets	(81,620)	(25,066)
Other	(399)	(80)

	89,181	37,730
Valuation allowance	(165,994)	(58,280)

Net deferred income tax liabilities	(76,813)	(20,550)

Recorded as:

	September 30, 2011	September 30, 2010
	$	$
Deferred income tax assets- Current	4,730	2,331
Deferred income tax assets - Non-current	1,023	8,706
Deferred income tax liabilities - Current	(2)	(47)
Deferred income tax liabilities - Non-Current	(82,564)	(31,540)

Net deferred income tax liabilities	(76,813)	(20,550)

Current and non-current deferred income tax assets and liabilities within the same jurisdiction are generally offset for presentation in the Consolidated Balance sheets.

As of September 30, 2011, the Company had tax benefit carryovers of $124,957,000 ($42,046,000 as of September 30, 2010) relating to operating losses and capital losses and $12,720,000 ($3,032,000 as of September 30, 2010) relating to tax credits which are available to reduce future U.S. federal and state, as well as international, income taxes payable with either an indefinite life or expiring at various times between 2016 and 2031. Certain of our U.S. net operating losses are subject to limitations under Internal Revenue Code Section 382.

A valuation allowance against deferred tax assets is established when it is not more likely than not that the deferred tax assets will be realized. Based on all available evidence, both positive and negative, the Company determined that it is more likely than not that the deferred tax assets related to substantially all of the U.S. and France jurisdictions cumulative gross net operating loss carry forwards, and certain other deferred assets, will not be realized. Accordingly, the Company recorded a valuation allowance of $60,044,000 for the year ended September 30, 2011 ($57,242,000 in 2010), mainly against the following net deferred tax assets: $ 52,370,000 for unused losses, $ 5,738,000 for interest rate swaps and $ 1,936,000 for other net deferred tax assets. As at September 30, 2011, the Company had a total valuation allowance of $165,994,000 mainly against the following net deferred tax assets: $ 121,228,000 for unused losses, $ 5,738,000 for interest rate swaps and $ 16,178,000 for accounts payable and accrued liabilities, $12,539,000 for tax credits, $ 3,510,000 for stock-based compensation. The jurisdictions in which the Company recorded valuation allowances are the United States for $151,053,000, France for $14,010,000 and Canada for $ 931,000.

In future periods, if the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded in the Consolidated Statements of Operations.

The accounting for uncertainty in income taxes prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations and a cumulative effect adjustment to the opening balance of retained earnings was not necessary. If recognized, the total amount of unrecognized tax benefits of $14,769,000 as at September 30, 2011, ($11,485,000 as at September 30, 2010) would affect the Company’s effective tax rate.

The following table presents a summary of the changes to unrecognized tax benefits:

	Year Ended September 30,
	2011	2010	2009
	$	$	$
Balance, beginning of period	11,485	10,409	10,446
Acquisition of Eurand	401	—	—
Additions based on tax positions related to the current year	137	31	31
Additions for tax positions of prior years	4,240	1,179	279
Settlements	(1,063)	—	—
Reductions for tax positions of prior years	(431)	(134)	(347)

Balance, end of period	14,769	11,485	10,409

The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. As of September 30, 2011, the Company had accrued $2,410,000 ($1,075,000 as of September 30, 2010) for interest relating to income tax matters. There were no amounts recorded for penalties as of September 30, 2011, and 2010.

The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions including Canada and France. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is subject to federal and state income tax examination by U.S. tax authorities for fiscal years 2006 through 2011. The Company is subject to Canadian and provincial income tax examination for fiscal years 2009 through 2011 and for international transactions for fiscal years 2005 through 2011. There are numerous other income jurisdictions for which tax returns are not yet settled, none of which is individually significant.

As a result of the completion by the Canada Revenue Agency domestic audit for taxation years 2005 to 2008 in October 2011, the Company has re-classified an amount of $ 9,241,000 as Current Tax Payable; which was earlier classified as other long-term liability. This reclassification relates to uncertain tax positions that were under audit and for which a payment was expected within the next twelve months. Effective settlement occurred after September 30, 2011 and as a result, the Company will record a favorable tax benefit of approximately $1,800,000 in the statement of operations in the first quarter of 2012.

The Company has approximately $118,000,000 of unrecognized suspended capital loss in Canada that can be carried forward indefinitely.

The Company and its U.S. subsidiaries file as members of a U.S. Federal income tax return, of which Aptalis Holdings Inc. is the parent. The consolidated income tax liability is allocated among the members of the group in accordance with a tax allocation agreement. The tax allocation agreement provides that each member of the group is allocated its share of the consolidated tax provision determined generally on a separate income tax return method.

11.	Property, Plant and Equipment

	September 30, 2011
	Cost	Accumulated depreciation	Net
	$	$	$
Land	4,713	—	4,713
Buildings	45,369	6,165	39,204
Machinery, equipment and office furnishings	36,427	6,864	29,563
Computer equipment and software	25,853	15,583	10,270
Leasehold and building improvements	1,194	533	661

	113,556	29,145	84,411

	September 30, 2010
	Cost	Accumulated depreciation	Net
	$	$	$
Land	2,240	—	2,240
Buildings	23,252	4,490	18,762
Machinery, equipment and office furnishings	8,534	3,515	5,019
Computer equipment and software	18,419	9,588	8,831
Leasehold and building improvements	1,220	295	925

	53,665	17,888	35,777

Acquisitions of property, plant and equipment amount to $7,408,000 for the year ended September 30, 2011, ($5,577,000 and $11,023,000 for the years ended September 30, 2010 and 2009 respectively).

The cost and accumulated depreciation of equipment under capital leases amount to $1,386,000 and $1,227,000 respectively ($1,401,000 and $1,077,000 in 2010).

12.	Goodwill and Intangible Assets

The following table reflects the changes in carrying amount of goodwill:

	September 30, 2011	September 30, 2010
	$	$
Balance, beginning of year	73,540	165,823
Acquisition of Eurand	106,517	—
Impairment	—	(91,400)
Foreign exchange	(214)	(883)

Balance, end of year	179,843	73,540

As disclosed in Note 4, the Company has finalized its allocation of the fair value assigned to the assets acquired and liabilities assumed resulting in no changes to the amount recorded as goodwill for the acquisition of Eurand.

Using the new guidance previously described, the Company determined that the two-step impairment testing of goodwill was not required.

Goodwill impairment in fiscal 2010

The Company recorded a goodwill impairment charge of $91,400,000 during the year ended September 30, 2010. The FDA mandated that all manufacturers of exocrine pancreatic insufficiency drug products file an NDA and receive approval for their products by April 28, 2010. On April 28, 2010, neither of the Company’s two pancreatic insufficiency drug products, ULTRASE®MT and VIOKASE®, had obtained FDA approval. The Company plans to continue to seek to obtain an NDA approval for these products. The Company is currently not distributing these products and expects that the future cash flows that would be generated from these products will be negatively impacted by market share erosion that will occur between April 28, 2010 and the date of eventual re-launch of the products on the market, and management cannot provide any assurances that the Company will be able to re-launch the products. The Company had considered the FDA April 28, 2010 approval deadline to be a triggering event which caused the Company to assess whether any portion of its recorded goodwill balance was impaired. As a result, an estimate of the impact of these developments was reflected in certain valuation assumptions of the Company’s interim goodwill impairment test performed as at March 31, 2010.

Prior to adoption of the recently issued guidance in the fourth quarter of fiscal 2011, the goodwill impairment test was a mandatory quantitative two step process. Step one of the impairment analysis consisted of a comparison of the fair value of the U.S. reporting unit with its net carrying value, including the goodwill. The Company performed extensive valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit. To determine the fair value, the Company discounted the expected future cash flows of the U.S. reporting unit, using a discount rate, which reflected the overall level of inherent risk and the rate of return an outside investor would have expected to earn. To estimate cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company used estimated operating income before interest, taxes, depreciation and amortization in the final year of its model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption, and discounted by a perpetuity discount factor to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of the fair value.

Based on the “step one” analysis that was performed for the U.S. reporting unit, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for its U.S. reporting unit, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill, based on a hypothetical allocation of the estimated fair value to the net assets. Based on the preliminary step two analysis, the Company determined that the goodwill allocated to the U.S. reporting unit, in the amount of $91,400,000 was impaired. As a result, the Company recorded a preliminary goodwill impairment charge of $91,400,000 during the three-month period ended March 31, 2010, which represented the Company’s best estimate as of March 31, 2010. The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also required the Company to make significant estimates and assumptions. The hypothetical allocation required several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit. During the three-month period ended June 30, 2010, the Company finalized its step two analysis. The finalization of this analysis did not result in any adjustment to the previously recorded impairment.

The determination of the fair value of the reporting unit required the Company to make significant estimates and assumptions that affected the reporting unit’s expected future cash flows. These estimates and assumptions primarily included, but were not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditure forecasts. Additionally, the Company made assumptions relating to the expected amount of time required to eventually obtain FDA approval for the Company’s pancreatic enzyme products and the eventual market share of these products. Due to the inherent uncertainty involved in making these estimates, actual results could differ significantly from those estimates.

Trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life

In conjunction with the goodwill impairment identified during the year ended September 30, 2010, the Company completed its review of the impairment test for intangible assets with a finite life related to PEPs within the U.S. reporting unit for recoverability and recorded a non-cash charge for impairment of intangible assets other than goodwill of $15,758,000. The Company used a discounted cash flow based approach to value these assets.

During the twelve-month period ended September 30, 2009, as a result of certain factors related to the ongoing marketing of certain of the Company’s products including the approval of a generic formulation of URSO 250® and URSO FORTE®, the Company reviewed the carrying amount of the intangible assets specifically related to these products. Based on a discounted cash flow analysis and market prices, the Company concluded that a $55,665,000 reduction to the carrying value of the related intangible assets totalling $83,709,000 prior to the write-down was required. In addition, the estimated remaining amortizable life of these intangible assets was reduced to periods ranging from 6 months to 14 years.

The following table reflects the changes in the carrying amount of intangible assets:

	September 30, 2011
	Cost	Accumulated amortization	Net
	$	$	$
Balance, at October 1, 2010	459,207	111,245	347,962
Acquisition of Eurand	413,929	—	413,929
Other additions	431	—	431
Disposal of the PHOTOFRIN/PHOTOBARR product line	(11,749)	(1,503)	(10,246)
Amortization	—	60,568	(60,568)
Foreign exchange	(1,204)	(589)	(615)

Balance, at September 30, 2011	860,614	169,721	690,893

	September 30, 2010
	Cost	Accumulated amortization	Net
	$	$	$
Balance, at October 1, 2009	491,411	70,121	421,290
Impairment	(26,400)	(10,642)	(15,758)
Amortization	—	52,465	(52,465)
Foreign exchange	(5,804)	(699)	(5,105)

Balance, at September 30, 2010	459,207	111,245	347,962

As of September 30, 2011, the intangible assets with a finite life have a weighted average remaining amortization period of approximately 14 years (11 years as of September 30, 2010).

The annual amortization expenses, without taking into account any future acquisitions expected for the years 2012 through 2016, are as follows:

$
2012	64,897
2013	56,757
2014	50,943
2015	50,943
2016	50,943

13.	Accounts payable and accrued liabilities

	September 30, 2011	September 30, 2010
	$	$
Accounts payable	22,881	20,251
Contract rebates, product returns and accrued chargebacks	64,566	29,039
Accrued compensation and benefits	26,288	11,485
Accrued research and development costs	17,359	853
Accrued royalties	3,951	4,010
Accrued liabilities related to Unapproved Pep’s	3,064	18,607
Deferred revenue	2,970	—
Accrued interest on long-term debt	2,515	4,254
Others accrued liabilities	15,763	6,174

	159,357	94,673

14.	Long-term Debt

	September 30, 2011	September 30, 2010
	$	$

Senior secured term loan of $744,375 at September 30, 2011 bearing interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the prime rate of Banc of America Securities LLC, (b) the federal funds effective rate plus 1/2 of 1.00% and (c) the three-month LIBOR rate plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margins for borrowings under the Senior Secured Term Loan Facility are 3.00% with respect to base rate borrowings and 4.00% with respect to LIBOR borrowings. In addition, the LIBOR rate and base rate for borrowings under the Senior Secured Term Loan Facility are subject to a floor of 150 basis points and 250 basis points, respectively, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2017, subject to interest rate swap agreements as further disclosed in Note 19.

	741,142	—

Term loans of $138,823 at September 30, 2010, bearing interest at the one-month British Banker Association LIBOR (0.26% at September 30, 2010), plus the applicable rate based on the consolidated total leverage ratio of the Company and certain of its subsidiaries for the preceding twelve months, repaid in February 2011.	—	135,210

Unsecured loan of 1,752 Euros at September 30, 2011, with a variable interest of 1.6% above Euribor. Euribor interest rate has a cap of 2.5%	2,356	—

Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	233,441	233,094

Senior notes bearing interest at 9.25%, redeemed on March 15, 2011	—	226,171

	976,939	594,475
Installments due within one year	8,511	13,163

	968,428	581,312

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

The Company borrowed $500,000,000 of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition of Eurand. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of the Company and Eurand, were used to repay the outstanding term loan portion amounting to $125,660,000 of the Company’s existing senior secured credit facilities. Following the repayment, all unamortized deferred financing fees of $2,653,000 and original issuance discount of $3,188,000 related to the term loan were written off and are included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations.

On February 25, 2008, the Company had issued $228,000,000 aggregate principal amount of its 9.25% senior secured notes (the “Senior Secured Notes”) due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. On March 15, 2011, $250,000,000 of the Senior Secured Term Loan Facility was drawn to redeem the Company’s Senior Secured Notes at a redemption price of 106.938%. The aggregate redemption amount consisted of $228,000,000 in aggregate principal amount, and $15,819,000 of redemption premium which is included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. Following the redemption all unamortized deferred financing fees of $4,992,000 and original issuance discount of $1,659,000 related to these notes were written off and are included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations.

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

At September 30, 2011, $750,000,000 of term loans had been issued and no amounts had been drawn during the year against the revolving credit facility. The term loans were priced at $0.995, with a yield to maturity of 5.6%, before the effect of interest rate swaps as disclosed in Note 19. The Amended and Restated Senior Secured Credit Facility requires the Company to meet certain financial covenants, beginning in the quarter ended June 30, 2011. The maintenance of these financial covenants is solely with respect to the Senior Secured Revolving Credit Facility. These covenants were met as of September 30, 2011. The credit agreement governing the Amended and Restated Senior Secured Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Amended and Restated Senior Secured Credit Facility, (2) commencing with the fiscal year ending September 30, 2012, 50% (which percentage will be reduced if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Senior Secured Term Loan Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestment rights and certain other exceptions.

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

Senior Unsecured Notes
%
2012	106.375
2013	103.188
2014 and thereafter	100.000

Payments required in each of the next five fiscal years to meet the retirement provisions of the long-term debt are as follows:

$
2012	8,511
2013	8,845
2014	7,500
2015	7,500
2016	242,500
Thereafter	706,875

981,731
Unamortized original issuance discount	4,792

976,939

15.	Stock Incentive Plans

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

In May 2011, the Company’s indirect parent approved a one-time voluntary stock option exchange program (the “Program”) under which eligible employees (which included executive officers and directors) were given the opportunity to surrender all of their outstanding options with an exercise price of $10.00 per share or higher and granted on or prior to February 10, 2011 for cancellation in exchange for the grant of an equal number of replacement options with an exercise price per share equal to the fair market value on the exchange date ($10 at the “regrant date”) and with different vesting terms for premium and performance-based options. The terms of the time-based options remain unchanged. The terms of the premium and performance-based options were modified in the replacement options as follows:

•

Premium options — option grants with an exercise price initially equal to the fair value of common stock on the regrant date that will increase by 10% each year. 20% of options vested immediately on the regrant date and the remaining 80% will vest ratably over 4 years from the regrant date.

•

Performance based options — options grants with a fixed exercise price equal to the fair value of common stock on the regrant date which vest upon the occurrence of a liquidity event based on the achievement of return targets calculated based on the return received by majority shareholders from the liquidity event and defined under the terms of the MEIP plan amended and restated effective February 11, 2011.

The goal of the exchange offer was to help reinforce the intended purpose of the equity incentive plan, which is to retain and motivate key employees and ultimately help build shareholder value. The Program commenced on July 21, 2011 and expired on September 16, 2011. On September 22, 2011, the Company’s indirect parent accepted for cancellation eligible options to purchase 785,000 shares of its common stock and 785,000 replacement options were granted with an exercise price of $10 which represented fair market value on the regrant date. The replacement options have a contractual term of 10 years. The impact of the cancellations and grants of new options under the option exchange program is reflected in the 2011 fiscal year end tables below. The exchange was treated as a modification and the incremental expense associated with the exchange was immaterial.

The following table presents the changes to the number of stock options outstanding under the MEIP:

	Year Ended September 30,
	2011		2010		2009
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$		$
Balance, beginning of period	3,642,250	10.69	3,724,375	10.34	3,648,000	10.00
Granted	1,837,000	10.00	190,000	12.31	197,000	12.40
Exercised	—	—	(18,750)	10.33	—	—
Canceled and forfeited	(1,334,500)	11.21	(253,375)	10.27	(120,625)	10.16

Balance, end of period	4,144,750	10.43	3,642,250	10.69	3,724,375	10.34

Options exercisable at end of year	1,405,550	10.81	1,021,012	10.70	526,450	10.31

Stock options outstanding as at September 30, 2011, are as follows:

	Options outstanding			Options exercisable
	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price
Exercise price			$			$
$10.00 - $11.00	3,602,250	8.16	10.00	1,051,550	7.27	10.00
$11.01 - $12.53	26,000	7.00	12.10	26,000	7.00	12.10
$12.54 - $13.78	516,500	6.54	13.31	328,000	6.54	13.31

	4,144,750	7.95	10.43	1,405,550	7.10	10.81

Stock options outstanding as at September 30, 2010, are as follows:

	Options outstanding			Options exercisable
	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price
Exercise price			$			$
$10.00 - $11.00	2,537,750	7.59	10.01	693,612	7.59	10.01
$11.01 - $12.53	1,104,500	8.08	12.26	327,400	7.67	12.17

	3,642,250	7.74	10.69	1,021,012	7.62	10.70

The changes to the number of non-vested stock options for the years ended September 30, 2011, and September 30, 2010, are as follows:

	September 30, 2011		September 30, 2010
	Number of options	Weighted average grant date fair value	Number of options	Weighted average grant date fair value
		$		$
Balance, beginning of period	2,621,238	3.63	3,197,925	3.52
Granted	1,837,000	3.00	190,000	5.18
Vested	(663,362)	3.45	(513,312)	3.59
Canceled and forfeited	(1,055,676)	3.91	(253,375)	3.37

Balance, end of period	2,739,200	3.15	2,621,238	3.63

The weighted average grant date fair value of stock options granted under the MEIP was $3.00 for the year ended September 30, 2011, ($5.18 and $5.12 for the years ended September 30, 2010 and 2009 respectively). The weighted average fair value of shares vested under the MEIP was $3.45 for the year ended September 30, 2011 ($3.59 and $3.45 for the years ended September 30, 2010 and 2009).

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model for the service-based options and the Monte Carlo simulation model for the performance-based options. The expected life of options is based on the weighted contractual life based on the probability of change in control or a liquidity event. The expected volatility is based on historical volatility of peer companies. The risk free interest rate is based on the average rate of return on U.S. Government Strips with a remaining term equal to the expected term of the option. The dividend yield reflects that the indirect parent Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The fair value estimates are based on the following weighted average assumptions for options granted:

	Year Ended September 30,
	2011	2010	2009
Expected term of options (years)	5.10	5.50	5.40
Expected stock price volatility	46.29%	58.4%	57.6%
Risk-free interest rate	1.30%	2.34%	2.38%
Expected dividend	—	—	—

Special equity grant

In April 2008, Aptalis Holdings approved the Restricted Stock Unit grant agreement and the penny option grant agreement (collectively “Equity Grant Agreements”) pursuant to which a one-time grant of equity-based awards of either restricted stock units (“RSUs”) or options to purchase shares of common stock of the indirect parent company for a penny (“Penny Options”) was made to certain employees of the Company. A maximum of 1,343,348 shares of common stock of the indirect parent company are issuable with respect to the special grants. As a result of the option to allow the recipients to elect to have an amount withheld that is in excess of the required minimum withholding under the current tax law, the special grants will be accounted for as liability awards. As a liability award, the fair value on which the expense is based is remeasured each period based on the estimated fair value and the final expense will be based on the fair value of the shares on the date the award is settled. The RSUs and Penny Options expire no later than four years and ten years respectively from the date of grant. One third of the granted RSUs and Penny Options vested immediately on date of grant; one third vested on August 25, 2009, and the remainder vested on August 25, 2010.

The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10, equal to the share price at the date of grant. At September 30, 2011, there were 889,336 outstanding RSUs and Penny Options (1,172,396 at September 30, 2010) of which 886,002 (1,167,396 at September 30, 2010) were vested.

The Company recorded share-based compensation expense of $ 7,873,000 relative to the MEIP and the Special Equity Grant for the year ended September 30, 2011, net recovery of $378,000 for the year ended September 30, 2010, and expense of $6,172,000 for the year ended September 30, 2009 with related income tax benefits of $1,409,000, $300,000 and $1,098,000 respectively. The amount of expense has been reduced to take into account estimated forfeitures. As of September 30, 2011, there were $5,685,000 ($5,404,000 as of September 30, 2010) of total unrecognized compensation costs related to MEIP and the Special Equity Grant based on the recorded fair value. These costs are expected to be recognized over a weighted average period of 5 years. At September 30, 2011, there was $3,319,000 ($3,108,000 as at September 30, 2010) of compensation expense related to the performance based options that will be recognized upon the occurrence of a liquidity event.

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

The awards granted under this LTIP are eventually to be classified as liabilities in accordance with the FASB issued guidance on distinguishing liabilities from equity, since the award is for a fixed amount of value that can be settled, at the option of the participant, in (i) cash, or (ii) a variable number of parent company common stock of equivalent value.

The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event was probable as of September 30, 2011, the value of the awards to be expensed by the Company would range between $4,730,000 and $5,680,000 depending on the level of return expected to be realized by the majority shareholders.

16.	Information Included in the Consolidated Operations and Cash Flows

a) Financial expenses

	Year Ended September 30,
	2011	2010	2009
	$	$	$
Interest on long-term debt , including amortization of original issuance discount of $1,459 in 2011 ($2,046 in 2010 and $2,061 in 2009)	68,160	58,609	61,821
Accretion expense on amounts payable for to the Aeroquin transaction	901	—	—
Interest and bank charges	856	806	444
Interest rate swaps (Note 19)	1,708	17	1,531
Financing fees	11,491	556	1,046
Amortization of deferred debt issue expenses	6,379	4,968	4,967

	89,495	64,956	69,809

b) Other information

	Year Ended September 30,
	2011	2010	2009
	$	$	$
Rental expenses	4,223	3,724	2,881
Shipping and handling expenses	7,424	6,308	7,066
Advertizing expenses	8,779	9,847	16,449
Depreciation of property, plant and equipment	12,261	8,546	6,369
Amortization of intangible assets	60,568	52,465	53,936
Stock-based compensation expense	7,873	(378)	6,172

c) Cash flows relating to interest and income taxes of operating activities

	Year Ended September 30,
	2011	2010	2009
	$	$	$
Interest received	441	689	424
Interest paid	57,616	57,366	60,496
Income taxes received	776	2,602	16,761
Income taxes paid	11,030	5,452	13,883

17.	Segment Information

Prior to the acquisition of Eurand, the Company operated in one operating segment, pharmaceutical products. Following the acquisition of Eurand, the Management of the Company reassessed the internal reporting structure and composition of its business operations and concluded, based on the level of detail contained in the financial information package used by the Company’s chief operating decision maker to drive operational decision making, that it continues to operate in one operating segment, pharmaceutical products.

Three major customers in the U.S. market for which the sales represent 61.8% of revenue for the year ended September 30, 2011, (70.2% and 79.5% of revenue for the years ended September 30, 2010 and 2009 respectively) are detailed as follows:

	Year Ended September 30,
	2011	2010	2009
	%	%	%
Customer A	26.3	29.9	30.4
Customer B	25.5	28.1	37.4
Customer C	10.0	12.2	11.7

	61.8	70.2	79.5

Purchases from one supplier represent approximately 12% of the cost of goods sold for the year ended September 30, 2011, (one supplier for 32% for the year ended September 30, 2010, two suppliers for 51% for the year ended September 30, 2009).

The Company purchases the majority of its inventory from third party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.

The Company operates in the following geographic areas:

	Year Ended September 30,
	2011	2010	2009
	$	$	$
Total revenue
United States
Domestic sales	330,099	255,506	314,783
Foreign sales	7,542	3,513	4,821
Canada
Domestic sales	36,733	31,867	30,755
Foreign sales	463	522	165
European Union
Domestic sales	77,064	52,253	58,634
Foreign sales	18,483	10,911	7,168
Other	—	15	613

	470,384	354,587	416,939

Revenue is attributed to geographic areas based on the country of origin of the sales.

	September 30, 2011	September 30, 2010
	$	$
Property, plant, equipment and intangible assets
Canada	253,590	299,180
United States	47,314	13,906
European Union	474,400	70,653

	775,304	383,739

	September 30, 2011	September 30, 2010
	$	$
Goodwill
Canada	61,887	61,887
United States	20,931	—
European Union	97,025	11,653

	179,843	73,540

18.	Financial Instruments

Interest rate risk

The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 19, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing.

Currency risk

The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company has used derivative instruments historically to reduce its exposure to foreign currencies risk. At September 30, 2011, no foreign exchange contracts were outstanding. At September 30, 2011, the financial assets totaling $202,309,000 ($194,005,000 at September 30, 2010) include cash and cash equivalents and accounts receivable for CAN$3,681,000, 22,777,000 Euros and 1,391,000 Swiss francs respectively (CAN$4,073,000, 18,658,000 Euros and 1,820,000 Swiss francs at September 30, 2010). At September 30, 2011, the financial liabilities totaling $1,136,295,000 ($689,148,000 at September 30, 2010) include accounts payable and accrued liabilities and long-term debt of CAN$10,128,000 and 22,839,000 Euros respectively (CAN$10,234,000 and 8,158,000 Euros at September 30, 2010).

Credit risk

Generally, the carrying amount of the Company’s financial assets exposed to credit risk, net of applicable provisions for losses, represents the maximum amount of exposure to credit risk. At September 30, 2011 and 2010, the Company’s financial assets exposed to credit risk are primarily composed of cash and cash equivalents and amounts receivable. The Company is not exposed to any substantial risk as a result of a particular customer or a third party. The concentration of the credit risk associated with accounts receivable is presented in Note 8.

The Company has approximately 83% of its cash and cash equivalents as of September 30, 2011 with two financial institutions. At times, such deposits may exceed the amount insured by the Federal Deposit Insurance Corporation.

Fair value of the financial instruments on the balance sheet

The estimated fair value of the financial instruments is as follows:

	September 30, 2011		September 30, 2010
	Fair value	Carrying amount	Fair value	Carrying amount
	$	$	$	$
Assets
Cash and cash equivalents	126,509	126,509	161,503	161,503
Accounts receivable from the parent company	676	676	487	487
Accounts receivable, net	75,124	75,124	32,015	32,015

Liabilities
Accounts payable and accrued liabilities	159,357	159,357	94,673	94,673
Long-term debt	900,785	976,939	608,535	594,475

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

19.	Derivates and Hedging Activities

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

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the year ended September 30, 2011, such derivatives were used to hedge the variable cash flows associated with a portion of the existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

On April 4, 2011, the Company entered into two separate pay-fixed, receive-floating interest rate swap agreements with an effective date of June 30, 2011 effectively converting a portion of the variable rate debt under its Amended and Restated Senior Secured Credit Facilities to fixed rate debt. The first swap has a notional amount of $331,000,000 amortizing to $84,000,000 by its maturity in December 2015. The second swap has a notional amount of $219,000,000 and matures in December 2016. These swaps were designated as cash flow hedges of interest rate risk. The interest rate swaps will effectively fix the Company’s interest payments on the hedged debt at 2.386% for the first swap and 3.18% for the second swap, respectively, inclusive of a LIBOR floor of 1.5%, plus the appropriate margin on each debt interest period which is currently 4%. As of September 30, 2011, the Company had two interest rate swaps with a combined notional amount of $550,000,000 that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps is 2.7%.

In March 2009, the Company had entered into a pay-fixed, receive-floating interest rate swap of a notional amount of $52,000,000 amortizing to $13,000,000 through February 2010. In March 2008, the Company had entered into two pay-fixed, receive-floating interest rate swap agreements of a combined notional amount of $115,000,000. The Company’s $65,000,000 notional interest rate swap matured in February 2009. The Company’s remaining two interest rate swaps with a combined notional amount of $63,000,000 that were designated as cash flow hedges of interest rate risk matured during the quarter ended March 31, 2010.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $6,532,000 presently classified in Accumulated Other Comprehensive Income will be reclassed as an increase to interest expense during the next year.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2011.

Tabular disclosure of fair values of derivative instruments

		Liability Derivatives
		September 30, 2011
	Balance sheet location	Fair value
		$
Derivatives designated as hedging instruments
Interest rate swaps	Other long-term liabilities	16,394

Total derivatives designated as hedging instruments

The tables below present the effect of the Company’s derivative financial instruments on the consolidated operations for the years ended September 30, 2011, 2010 and 2009.

Tabular disclosure of the effect of derivative instruments for the years ended September 30, 2011, and 2010:

	Location in the Consolidated Financial Statements	Years Ended September 30,
		2011	2010	2009
		$	$	$
Interest rate swaps in cash flow hedging relationships
Gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of tax of $429 ($166 in 2010 and $330 in 2009)	OCI	(17,673)	(309)	(612)
Gain (loss) reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(1,708)	(464)	(499)
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Financial expenses	—	447	—
Interest rate swaps not designated as hedging instruments
Loss recognized in income on derivatives	Financial expenses	—	—	(1,032)

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached this provision, it could have been required to settle its obligations under the agreements at their termination value, including accrued interest and excluding any adjustment for nonperformance risk, related to these agreements of $18,858,000. The Company has not posted any collateral related to these agreements.

20.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and September 30, 2010 are summarized below:

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at September 30, 2011
	$	$	$	$
Liabilities
Derivative financial instruments		16,394		16,394

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at September 30, 2010
	$	$	$	$
Liabilities
Derivative financial instruments	—	—	—	—

Derivative financial instruments represent interest rate swap agreements as more fully described in Note 19 and are measured at fair value based on market observable interest rate curves as of the measurement date. There are no other financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011.

During the year ended September 30, 2010, the Company recorded a goodwill impairment charge of $91,400,000 and an intangible assets impairment charge of $15,758,000 related to the PEPs event. The fair value measurement method used in the Company’s impairment analysis utilized a discounted cash flow model and market approach that incorporates significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the Company’s future operating results, the implied fair value using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

21.	Related Party Transactions

At September 30, 2011, the Company had a note receivable from its parent company amounting to $78,154,000 ($133,154,000 at September 30, 2010). During the year ended September 30, 2011, the parent company made a partial repayment of $55,000,000 on the note receivable from the contributions made by Aptalis Holdings of proceeds received from an equity investment made by Investor Growth Capital Limited managed funds. The Company earned interest income on the note of $6,307,000 (net of taxes of $3,397,000) during the year ended September 30, 2011. The Company earned interest income on the note of $7,833,000 (net of taxes of $4,217,000) during the years ended September 30, 2010 and 2009 respectively. The related interest receivable from the parent company amounting to $36,835,000 at September 30, 2011, ($27,130,000 at September 30, 2010) has been recorded in the shareholder’s equity section of the consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholder’s equity. At September 30, 2011, the Company has also an account receivable from the parent company amounting to $676,000 ($487,000 at September 30, 2010).

The Company recorded charges pursuant to the terms of a management fee arrangement with a controlling shareholding company of $3,607,000 during the year ended September 30, 2011 ($4,412,000 and $5,351,000 for the years ended September 30, 2010 and 2009 respectively). Also, during the year ended September 30, 2011, the Company recorded fees from a controlling shareholding company amounting to $5,028,000 of which $1,508,000 was accounted for as deferred debt issue costs, $2,514,000 as selling and administrative expense and $1,006,000 as financing fees. At September 30, 2011, the Company accrued fees payable to a controlling shareholding company amounting to $1,354,000 ($1,574,000 at September 30, 2010).

The Company paid a dividend to its parent company of $440,000 during the year ended September 30, 2011 ($128,000 and $500,000 for the years ended 2010 and 2009 respectively) to allow for the payment of certain group expenses.

22.	Commitments and Contingencies

a) Commitments

The Company has entered into non-cancellable operating leases and service agreements with fixed minimum payment obligations expiring on different dates for the rental of office space, automotive equipment and other equipment and for administrative, research and development and other services.

Minimum future payments under these commitments for the next years are as follows:

(in millions of U.S. dollars)	For the years ending September 30,
	2012	2013	2014	2015	2016 and thereafter	Total
	$	$	$	$	$	$
Capital and Operating leases	2,685	2,048	1,302	1,023	1,365	8,423
Other commitments	2,012	459	81	—	—	2,552

	4,697	2,507	1,383	1,023	1,365	10,975

b) Licensing agreements

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

c) Royalties

The Company pays royalties on the sales of certain of its marketed products to unrelated third parties under license and similar agreements.

During the year ended September 30, 2011, the Company charged to cost of goods sold a total of $368,000 ($2,404,000 and $5,330,000 for the years ended September 30, 2010 and 2009 respectively) in royalties in connection with the sales of certain of its products, the most significant of which are URSO®, ULTRASE®, VIOKASE®, and PYLERA®.

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

e) Litigation settlement

The Company initiated claims in damages under the U.S. Lanham Act against a number of defendants alleging they falsely advertised their products to be similar or equivalent to ULTRASE®. During the fiscal year ended September 30, 2009, a settlement arrangement with respect to these claims was entered into with certain of these defendants and in the second quarter of fiscal year 2010, another settlement agreement was entered into with the remaining defendants. Pursuant to each of the agreements, the settling defendants agreed to pay a confidential global amount in one or several installments; all of which have now been paid. Additionally, in the fourth quarter of fiscal year 2010, pursuant to the settlement of another matter in which the Company was a defendant, the Company received compensation for legal fees incurred by reason of having to defend against unfounded claims made by the plaintiff. A total amount of $9,704,000 was paid to the Company during the year ended September 30, 2010, ($3,500,000 during the year ended September 30, 2009) in respect of these settlement agreements. These amounts were recorded as other income in the statement of operations.

23.	Condensed Consolidated Financial Information

As of September 30, 2011, the Company had an aggregate principal amount of $744,375,000 of Senior Secured Term loan Facility Outstanding. The Senior Secured Term Loan Facility is fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.

The following supplemental tables present condensed consolidated balance sheets of the Company and its subsidiary guarantors and non-guarantors at September 30, 2011, and September 30, 2010 and the condensed consolidated statements of operations and cash flows for the years ended September 30, 2011, 2010 and 2009.

Condensed consolidated balance sheet as of September 30, 2011

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	6,596	89,533	30,380	—	126,509
Accounts receivable, net	—	52,264	23,352	—	75,616
Accounts receivable from the parent company	49	627	—	—	676
Intercompany receivables	36,631	19,726	13,419	(69,776)	—
Income taxes receivable	—	2,555	417	—	2,972
Inventories, net	—	32,538	22,238	(6,938)	47,838
Prepaid expenses and other current assets	56	3,004	10,920	—	13,980
Deferred income taxes, net	—	2,103	449	2,178	4,730

Total current assets	43,332	202,350	101,175	(74,536)	272,321

Property, plant and equipment, net	—	38,326	46,085	—	84,411
Intangible assets, net	—	262,579	428,314	—	690,893
Investments in subsidiaries	(206,694)	1,204,532	220,098	(1,217,936)	—
Intercompany advances	1,034,315	185,948	635,245	(1,855,508)	—
Goodwill, net	—	82,818	97,025	—	179,843
Deferred debt issue expenses, net	27,695	1,674	—	—	29,369
Deferred income taxes, net	—	—	1,023	—	1,023

Total assets	898,648	1,978,227	1,528,965	(3,147,980)	1,257,860

Liabilities
Current liabilities
Accounts payable and accrued liabilities	3,997	107,549	47,811	—	159,357
Income taxes payable	—	9,508	276	—	9,784
Intercompany payables	3,454	32,058	34,264	(69,776)	—
Installments on long term debt	6,770	730	1,011	—	8,511
Deferred income taxes	—	—	2	—	2

Total current liabilities	14,221	149,845	83,364	(69,776)	177,654

Long-term debt	895,676	71,407	1,345	—	968,428
Intercompany advances	924	1,669,559	185,025	(1,855,508)	—
Other long-term liabilities	15,201	5,017	36,370	—	56,588
Deferred income taxes	—	25,515	57,049	—	82,564

Total liabilities	926,022	1,921,343	363,153	(1,925,284)	1,285,234

Shareholder’s Equity (Deficit)
Capital stock
Common shares	1	22,281	1,114,850	(1,137,131)	1
Preferred shares	—	334,098	—	(334,098)	—
Retained earnings (deficit)	(656,476)	(398,190)	24,860	373,330	(656,476)
9.05% Note receivable from the parent company	(78,154)	—	—	—	(78,154)
Additional paid-in capital	757,224	133,865	29,197	(163,062)	757,224
Accumulated other comprehensive loss	(49,969)	(35,170)	(3,095)	38,265	(49,969)

Total shareholder’s equity (deficiency)	(27,374)	56,884	1,165,812	(1,222,696)	(27,374)

Total liabilities and shareholder’s equity	898,648	1,978,227	1,528,965	(3,147,980)	1,257,860

Condensed consolidated balance sheet as of September 30, 2010

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	864	104,608	56,031	—	161,503
Accounts receivable, net	—	19,262	13,117	—	32,379
Accounts receivable from the parent company	50	437	—	—	487
Intercompany receivables	11,092	1,618	4,265	(16,975)	—
Income taxes receivable	—	2,906	—	—	2,906
Inventories, net	—	17,697	6,563	(394)	23,866
Prepaid expenses and other current assets	48	2,385	844	—	3,277
Deferred income taxes, net	—	1,355	857	119	2,331

Total current assets	12,054	150,268	81,677	(17,250)	226,749

Property, plant and equipment, net	—	27,383	8,394	—	35,777
Intangible assets, net	—	285,703	62,259	—	347,962
Investments in subsidiaries	(354,104)	830,813	78,175	(554,884)	—
Intercompany advances	826,431	91,811	679,391	(1,597,633)	—
Goodwill, net	—	61,887	11,653	—	73,540
Deferred debt issue expenses, net	18,021	2,422	—	—	20,443
Deferred income taxes, net	—	—	8,706	—	8,706

Total assets	502,402	1,450,287	930,255	(2,169,767)	713,177

Liabilities
Current liabilities
Accounts payable and accrued liabilities	5,975	77,887	10,811	—	94,673
Income taxes payable	—	1,938	1,508	—	3,446
Intercompany payables	449	15,340	1,186	(16,975)	—
Installments on long-term debt	5,546	7,617	—	—	13,163
Deferred income taxes	—	47	—	—	47

Total current liabilities	11,970	102,829	13,505	(16,975)	111,329

Long-term debt	510,663	70,649	—	—	581,312
Intercompany advances	801	1,512,092	84,740	(1,597,633)	—
Other long-term liabilities	—	10,028	—	—	10,028
Deferred income taxes	—	30,618	922	—	31,540

Total liabilities	523,434	1,726,216	99,167	(1,614,608)	734,209

Shareholder’s Equity (Deficiency)
Capital stock
Common shares	1	21,020	735,742	(756,762)	1
Preferred shares	—	78,175	—	(78,175)	—
Retained earnings (deficit)	(468,152)	(354,020)	98,657	255,363	(468,152)
9.05% Note receivable from the parent company	(133,154)	—	—	—	(133,154)
Additional paid-in capital	614,113	12,736	689	(13,425)	614,113
Accumulated other comprehensive loss	(33,840)	(33,840)	(4,000)	37,840	(33,840)

Total shareholder’s equity (deficiency)	(21,032)	(275,929)	831,088	(555,159)	(21,032)

Total liabilities and shareholder’s equity	502,402	1,450,287	930,255	(2,169,767)	713,177

Condensed consolidated operations for the year ended September 30, 2011

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	367,300	102,064	(7,934)	461,430
Other revenue	—	7,899	1,055	—	8,954

Total revenue	—	375,199	103,119	(7,934)	470,384

Cost of goods sold	—	97,644	45,248	(7,453)	135,439
Selling and administrative expenses	6,735	95,353	41,292	(277)	143,103
Management fees	3,607	—	—	—	3,607
Research and development expenses	—	32,783	25,208	—	57,991
Acquired in-process research	—	—	65,540	—	65,540
Depreciation and amortization	—	48,036	24,793	—	72,829
Loss on disposal of product line		7,365	—	—	7,365
Transaction, restructuring and integration costs	12,855	23,205	14,852	—	50,912

Total operating expenses	23,197	304,386	216,933	(7,730)	536,786

Operating income (loss)	(23,197)	70,813	(113,814)	(204)	(66,402)

Financial expenses	82,486	123,497	12,225	(128,713)	89,495

Loss on extinguishment of debt	24,269	4,042	—	—	28,311
Interest income	(58,948)	(11,414)	(58,812)	128,713	(461)
Other income	—	(4,078)	(967)	5,045	—
Loss (gain) on foreign currencies	2,859	(1,638)	(122)	(987)	112

Total other expenses (income)	50,666	110,409	(47,676)	4,058	117,457

Loss before income taxes	(73,863)	(39,596)	(66,138)	(4,262)	(183,859)
Income taxes expense (benefit)	(3,396)	3,941	3,579	(99)	4,025
Equity in earnings (loss) in subsidiaries	(117,417)	242	—	117,175	—

Net loss	(187,884)	(43,295)	(69,717)	113,012	(187,884)

Condensed consolidated operations for the year ended September 30, 2010

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	292,422	63,957	(1,792)	354,587

Cost of goods sold	—	108,723	23,803	(1,611)	130,915
Selling and administrative expenses	5,446	81,594	26,923	—	113,963
Management fees	4,412	—	—	—	4,412
Research and development expenses	—	26,908	4,807	—	31,715
Acquired in-process research	—	7,948	—	—	7,948
Depreciation and amortization	—	53,290	7,721	—	61,011
Transaction, restructuring and integration cost	—	1,070	—	—	1,070
Impairment of intangible assets and goodwill	—	107,158	—	—	107,158

Total operating expenses	9,858	386,691	63,254	(1,611)	458,192

Operating income (loss)	(9,858)	(94,269)	703	(181)	(103,605)

Financial expenses	59,757	112,719	7,155	(114,675)	64,956
Interest income	(48,961)	(7,591)	(58,811)	114,675	(688)
Other income	—	(9,704)	—	—	(9,704)
Loss (gain) on foreign currencies	21,318	(13,293)	(75)	(6,703)	1,247

Total other expenses (income)	32,114	82,131	(51,731)	(6,703)	55,811

Income (loss) before income taxes	(41,972)	(176,400)	52,434	6,522	(159,416)
Income taxes expense (benefit)	15,184	(1,919)	(2,261)	(54)	10,950
Equity in earnings (loss) in subsidiaries	(113,210)	61,271	—	51,939	—

Net income (loss)	(170,366)	(113,210)	54,695	58,515	(170,366)

Condensed consolidated operations for the year ended September 30, 2009

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	350,623	61,020	(1,817)	409,826
Other revenue	—	—	7,113	—	7,113

Total revenue	—	350,623	68,133	(1,817)	416,939

Cost of goods sold	—	79,620	24,728	(1,325)	103,023
Selling and administrative expenses	7,893	88,087	27,134	(172)	122,942
Management fees	5,351	—	—	—	5,351
Research and development expenses	—	34,161	2,196	(320)	36,037
Depreciation and amortization	—	52,352	7,953	—	60,305
Impairment of intangible assets	—	55,414	251	—	55,665

Total operating expenses	13,244	309,634	62,262	(1,817)	383,323

Operating income (loss)	(13,244)	40,989	5,871	—	33,616

Financial expenses	62,034	110,810	5,750	(108,785)	69,809
Interest income	(45,755)	(5,911)	(57,508)	108,785	(389)

Other income	—	(3,500)	—	—	(3,500)
Loss (gain) on foreign currencies	(12,464)	(703)	78	12,761	(328)

Total other expenses (income)	3,815	100,696	(51,680)	12,761	65,592

Income (loss) before income taxes	(17,059)	(59,707)	57,551	(12,761)	(31,976)
Income taxes expense (benefit)	(7,104)	(16,848)	(130)	—	(24,082)
Equity in earnings in subsidiaries	2,061	44,920	—	(46,981)	—

Net income (loss)	(7,894)	2,061	57,681	(59,742)	(7,894)

Condensed consolidated cash flows for the year ended September 30, 2011

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(127,649)	85,684	(7,045)	—	(49,010)

Cash flows from investing activities
Acquisition, net of cash acquired	—	—	(525,667)	—	(525,667)
Acquisition of intangible assets	—	—	(431)	—	(431)
Disposal of intangible assets	—	3,000	—	—	3,000
Acquisition of property, plant and equipment	—	(3,439)	(3,969)	—	(7,408)
Disposal of property, plant and equipment	—	—	498	—	498
Intercompany advances	(330,392)	(180,777)	52,341	458,828	—
Investments in subsidiaries	(138,142)	(339,621)	(141,923)	619,686	—

Net cash used in investing activities	(468,534)	(520,837)	(619,151)	1,078,514	(530,008)

Cash flows from financing activities
Issuance of long-term debt	673,615	72,635	—	—	746,250
Repayment of long-term debt	(291,569)	(80,880)	(1,073)		(373,522)
Note from the parent company	55,000	—	—	—	55,000
Deferred debt issue expenses	(21,014)	(1,949)	—	—	(22,963)
Stock-based compensation plan redemptions	—	(1,365)	—	—	(1,365)
Intercompany advances	46,323	175,659	236,846	(458,828)	—
Capital contribution	140,000	—	(6,502)	6,502	140,000
Dividends paid	(440)	—	—		(440)
Issue of shares	—	255,923	370,265	(626,188)	—

Net cash provided by financing activities	601,915	420,023	599,536	(1,078,514)	542,960

Foreign exchange gain on cash held in foreign currencies	—	55	1,009	—	1,064

Net increase (decrease) in cash and cash equivalents	5,732	(15,075)	(25,651)	—	(34,994)
Cash and cash equivalents, beginning of year	864	104,608	56,031	—	161,503

Cash and cash equivalents, end of year	6,596	89,533	30,380	—	126,509

Condensed consolidated cash flows cash flows for the year ended September 30, 2010

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(70,250)	91,150	42,220	—	63,120

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(4,705)	(1,353)	—	(6,058)
Intercompany advances	7,408	(72,268)	—	64,860	—
Investments in subsidiaries	—	—	(68,000)	68,000	—

Net cash provided by (used in) investing activities	7,408	(76,973)	(69,353)	132,860	(6,058)

Cash flows from financing activities
Repayment of long-term debt	(8,791)	(12,074)	—	—	(20,865)
Stock-based compensation plan redemptions	(345)	—	—	—	(345)
Intercompany advances	72,268	(7,408)	—	(64,860)	—
Dividends paid	(128)	—	—	—	(128)
Issue of shares	—	68,000	—	(68,000)	—

Net cash provided by (used in) financing activities	63,004	48,518	—	(132,860)	(21,338)

Foreign exchange gain (loss) on cash held in foreign currencies	—	54	(710)	—	(656)

Net increase (decrease) in cash and cash equivalents	162	62,749	(27,843)	—	35,068
Cash and cash equivalents, beginning of year	702	41,859	83,874	—	126,435

Cash and cash equivalents, end of year	864	104,608	56,031	—	161,503

Condensed consolidated cash flows cash flows for the year ended September 30, 2009

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(13,820)	124,804	(18,602)	—	92,382

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(8,861)	(1,729)	—	(10,590)
Acquisition of intangible assets	—	—	(10)	—	(10)
Intercompany advances	540	(95,914)	2,505	92,869	—

Net cash provided by (used in) investing activities	540	(104,775)	766	92,869	(10,600)

Cash flows from financing activities
Repayment of long-term debt	(4,608)	(6,329)	—	—	(10,937)
Stock-based compensation plan redemptions	(157)	—	—	—	(157)
Intercompany advances	19,226	2,129	71,514	(92,869)	—
Dividends paid	(500)	—	—	—	(500)

Net cash provided by (used in) financing activities	13,961	(4,200)	71,514	(92,869)	(11,594)

Foreign exchange gain (loss) on cash held in foreign currencies	—	(151)	293	—	142

Net increase (decrease) in cash and cash equivalents	681	15,678	53,971	—	70,330
Cash and cash equivalents, beginning of year	21	26,181	29,903	—	56,105

Cash and cash equivalents, end of year	702	41,859	83,874	—	126,435

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2011, the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting.

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the internal control over financial reporting, as required by Rule 13a-15(d) under the Exchange Act, to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter covered by this annual report.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria established in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management concluded that we did maintain effective internal control over financial reporting as of September 30, 2011, based on the criteria established in the COSO Report.

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

Directors and Executive Officers

Below is a list of the names, ages and positions, and a brief account of the business experience, of (1) the individuals who serve as our executive officers and as members of our Board of Directors, or the Board, and (2) the individuals who serve as the executive officers and members of the Board of Directors of our indirect parent Aptalis Holdings. We include director and management information for both us and Aptalis Holdings, an entity controlled by the Sponsor and the Co-Investors, and certain decisions relating to our business are made by the Board of Directors of Aptalis Holdings, or the Aptalis Holdings Board, in their capacity as our indirect parent. See “Item 11. Executive Compensation” for further discussion on the relationship between our management and the management of Aptalis Holdings.

In addition, certain officers and directors listed below also serve as the officers and directors of Aptalis Midholdings Inc., our direct parent and certain of our officers also serve in the same capacity as officers for our indirect subsidiaries Aptalis Pharma Inc. and Aptalis Pharma US, Inc.

Name	Age	Position
Frank Verwiel, M.D.	49	President and Chief Executive Officer; Director, Aptalis Pharma Inc. and Aptalis Holdings Inc.

David Mims	49	President, U.S. Specialty Pharmaceuticals; Director, Aptalis Pharma Inc.

Steve Gannon	50	Senior Vice President, Chief Financial Officer and Treasurer

John Fraher	46	President, Pharmaceutical Technologies

Jean-Louis Anspach	52	President, International Specialty Pharmaceuticals

Theresa Stevens, Esq.	50	Senior Vice President, Chief Corporate Development Officer

Richard DeVleeschouwer	54	Senior Vice President, Chief Human Resources Officer and Director, Aptalis Pharma Inc.

Ruth Thieroff-Ekerdt, M.D.	54	Senior Vice President, Chief Medical Officer

Robert Becker, Ph.D.	56	Senior Vice President, Chief Research Officer

Todd Sisitsky	40	Director, Aptalis Holdings Inc.

Fred Cohen, M.D., D. Phil	56	Director, Aptalis Holdings Inc.

Heather Preston, M.D.	45	Director, Aptalis Holdings Inc.

David Kessler, M.D.	60	Director, Aptalis Holdings Inc.

Ron Labrum	40	Director, Aptalis Holdings Inc.

Abhijeet J. Lele	46	Director, Aptalis Holdings Inc.

Frank Verwiel, M.D., has been a director on our Board and a director of our parent corporation Aptalis Holdings, Inc. since February 2008. Dr. Verwiel joined Aptalis Pharma Inc. as President and Chief Executive Officer in July 2005 and joined the Board of Directors of Aptalis Pharma Inc. in August 2005. Dr. Verwiel previously held the position of Vice President, Hypertension, Worldwide Human Health Marketing, with Merck & Co., Inc., while concurrently serving as a member of Merck’s worldwide hypertension business strategy team. He joined Merck in 1996 and was appointed managing director of MSD in the Netherlands in 1997. Prior to joining Merck, from 1988 to 1996, Dr. Verwiel held a number of executive positions with Laboratoires Servier in the EU. Dr. Verwiel holds a Medical Doctor (M.D.) degree from Erasmus University in Rotterdam, the Netherlands. He also attended INSEAD in Fontainebleau, France, where he earned his Masters of Business Administration.

David Mims, President, U.S. Specialty Pharmaceuticals and Director, Aptalis Pharma Inc. Mr. Mims has also served as an officer of our parent corporations Aptalis Holdings, Inc. since February 2008. Mr. Mims joined Aptalis Pharma Inc. as Executive Vice President and Chief Operating Officer in February 2000, shortly after Aptalis Pharma Inc.’s acquisition of Scandipharm, Inc. He served as senior accountant at a major accounting firm before joining Russ Pharmaceuticals, Inc. in 1987 as Accounting Services Manager. In 1991, Mr. Mims helped found Scandipharm, Inc., and served as Vice President, Chief Operating Officer and Chief Financial Officer. He resigned from Scandipharm, Inc., in March 1998 to join Cebert Pharmaceuticals, Inc., as Executive Vice President and Chief Operating Officer. Previously a director of the University of Alabama at Birmingham Research Foundation, Mr. Mims is also a member of the American Institute of Certified Public Accountants and Alabama Society of Certified Public Accountants. He is a licensed Certified Public Accountant (CPA) (inactive) in the state of Alabama and holds a Bachelor of Science degree in accounting from Auburn University.

Steve Gannon, Senior Vice President, Chief Financial Officer and Treasurer, has been an officer of Aptalis Holdings, Inc. since February 2008. Mr. Gannon joined Aptalis Pharma Inc. as Senior Vice President and Chief Financial Officer in February 2006. He has extensive financial experience in corporate growth initiatives, such as acquisitions, corporate alliances, and partnerships within the biotechnology and pharmaceutical sector. Prior to joining Aptalis, Mr. Gannon was Chief Financial Officer at CryoCath Technologies Inc., in addition to serving in a number of senior financial roles at AstraZeneca and Mallinckrodt Medical Inc. Mr. Gannon earned a chartered accountant’s designation (CA) in 1985 and holds a Bachelor of Commerce degree from the Concordia University, Montreal, Canada.

John Fraher has been President, Pharmaceutical Technologies since February 2011. In this role he assists with setting strategic direction for our Company and has specific responsibility for leading our Pharmaceutical Technologies, Manufacturing, and Global Supply Chain. Prior to joining Aptalis, Mr. Fraher served in a number of senior roles at Eurand including interim Chief Executive Officer and Director January and February 2011. Previously he was Chief Commercial Officer at Eurand since August 2006; the President of Eurand, Inc., since April 1999; and was the Vice President of Eurand, Inc., from 1995 to April 1999. Mr. Fraher holds a B.Sc. (Hons) degree in Biochemistry from the University College Dublin, Ireland.

Jean-Louis Anspach, President, International Specialty Pharmaceuticals and Aptalis Pharma SAS, joined our Company in February 2011. Prior to joining Aptalis, Mr. Anspach served as President of Eurand Pharmaceuticals, Inc. Earlier in his career, he served as Executive Vice President, Marketing for Solvay Pharmaceuticals, Inc. In this role, he successfully led the development and execution of business plans for the cardio-metabolic, neuroscience, gastroenterology, women’s health and specialized markets franchises. His 25-year career at Solvay included positions of increasing scope and responsibility in general management, marketing, sales, business development, investor relations and corporate finance. Mr. Anspach received his “Ingenieur Commercial” degree from the Universite Libre de Bruxelles (Belgium) and his MBA from the University of Wisconsin in Madison.

Theresa Stevens, Esq., Senior Vice President, Chief Corporate Development Officer, joined our Company in May 2009 as Senior Vice President, Business Development. Before joining Aptalis, Ms. Stevens was with Novartis for over 9 years holding a number of executive positions, most recently is on the Executive Committee, as Vice President, U.S. Business Development and Licensing, Life Cycle Management and Generics-Brands Strategies in East Hanover, New Jersey. Ms. Stevens holds a Bachelor of Science in Animal Science, cum laude, and Master of Science in Molecular and Cell Biology, summa cum laude, from the University of Maryland in College Park and a Juris Doctorate, magna cum laude, from Widener University of Law in Wilmington, Delaware. Ms. Stevens was admitted to the U.S. Patent and Trademark Office (USPTO) in 1992, the State Bars of Pennsylvania and the District of Columbia in 1993 and the U.S. Court of Appeals for the Federal Circuit in 1994.

Richard DeVleeschouwer joined Aptalis in March 2010 and is Senior Vice President, Chief Human Resources Officer and Director, Aptalis Pharma Inc. Mr. DeVleeschouwer has more than 23 years of experience as a Human Resources professional and more than 14 years of experience in the health-care industry. Prior to joining Aptalis, Mr. DeVleeschouwer served in a number of senior human resources roles at Schering-Plough Corporation. Earlier in his career, Mr. DeVleeschouwer worked at Pharmacia Corporation and Monsanto Company where he held various leadership positions. He holds a Bachelor of Arts degree in Social Organization and Human Relations from the University of Western Ontario, London, Ontario, Canada, and is a graduate from George Brown College of Applied Arts and Technology, Toronto, Ontario, Canada.

Ruth Thieroff-Ekerdt, M.D., has served as Aptalis’ Chief Medical Officer since February 2011. Dr. Thieroff-Ekerdt has over 5 years international experience in the pharmaceutical industry. Prior to joining our Company, she served as Eurand’s Chief Medical Officer since December 2008. Earlier in her career, she held the position of Vice President of Clinical and Medical Affairs at Bayer Consumer Care. In addition, she held various positions with Berlex, Inc. and Schering AG, including Vice President of Medical Development Management and Operations, Vice President of Clinical Development, and Director of Clinical Development, Dermatology. Dr. Ekerdt graduated from medical school at the Free University of Berlin. Thieroff-Ekerdt holds a medical degree and specialized in Pharmacology/Toxicology.

Robert Becker, Ph.D., Senior Vice President, Chief Research Officer and Director, Aptalis Pharma S.R.L., joined our Company in February 2011. Dr. Becker has more than 24 years experience in the pharmaceutical industry. Prior to joining Aptalis, Dr. Becker served as Eurand’s Chief Research Officer since April 2009. Earlier in his career, he held various leadership positions at Boehringer-Ingelheim, Eli Lilly and Company, and Biogen Idec, including Director of Pharmaceutical R&D, and Senior Director of Biopharmaceutical Development. Dr. Becker is a Chemist by training and holds his Ph.D. from the Technical University Munich, Germany.

Fred Cohen, M.D., D. Phil., has been a director on the Aptalis Holdings Board since February 2008. Prior to joining TPG in 2001, Dr. Cohen was a Professor of Medicine, Cellular and Molecular Pharmacology, Biochemistry and Biophysics and Pharmaceutical Chemistry at the University of California, San Francisco. In this context, he was Chief of the Division of Endocrinology and Metabolism and directed an active research program in the areas of prion biology, structure-based drug design, bioinformatics and heteropolymer chemistry. He is a Fellow of the American College of Physicians and the American College of Medical Informatics, a member of the American Society for Clinical Investigation and the Association of American Physicians, and the recipient of several awards and honors including the Burroughs-Wellcome New Initiatives in Malaria Award, the LVMH Science Pour L’Art Prize (shared with Stanley Prusiner), a Searle Scholars Award and Young Investigator Awards from the Endocrine Society and the Western Society for Clinical Investigation. He holds a Bachelor of Arts degree, magna cum laude, from Yale University, a D. Phil. from Oxford University as a Rhodes Scholar, and a Doctor of Medicine degree from Stanford Medical School. He was an American Cancer Society postdoctoral fellow in internal medicine and endocrinology at the University of California, San Francisco. Over the past 20 years, Dr. Cohen has played advisory and board roles for the venture capital, biotechnology and pharmaceutical industries with Kleiner Perkins Caufield and Byers, Chiron Corporation, Incyte Corporation, Synteni, Syrrx Inc., Genomic Health, Inc., Arris Pharmaceuticals Corporation, Immunex Corporation, DoubleTwist, Procept and Eli Lilly and Company. He currently serves on the boards of Genomic Health, FivePrime, Expression Diagnostics (XDx), CardioDx, Nodality, ProteoGenix, Quintiles Transnational Corp, Roka and Vercyte. Dr. Cohen was elected to the Institute of Medicine of the National Academies in 2004 and to the American Academy of Arts and Sciences in 2008.

David A. Kessler, M.D., has been a director on the Aptalis Holdings Board since May 2011. Dr. Kessler has a wide range of experience in research, clinical medicine, education, administration, and the law. He is currently Professor of Pediatrics and Epidemiology and Biostatistics at the School of Medicine, University of California, San Francisco (UCSF). Since 2009, Dr. Kessler has also served on the board of directors of Tokai Pharmaceuticals, Inc. and in 2011 he joined the board of directors of Immucor, Inc. He was Dean of the School of Medicine and the Vice Chancellor for Medical Affairs at UCSF from 2003 through 2007 and Dean of the Yale University School of Medicine from 1997 until 2003. Dr. Kessler, who served as Commissioner of the United States Food and Drug Administration from November 1990 until March 1997, was appointed by President Bush and reappointed by President Clinton. Dr. Kessler is a 1973, magna cum laude, Phi Beta Kappa graduate of Amherst College. He received his J.D. degree from The

University of Chicago Law School in 1978, where he was a member of the Law Review and his M.D. degree from Harvard Medical School in 1979. In 1986, he earned an Advanced Professional Certificate from the New York University Graduate School of Business Administration.

Ronald Labrum has been a director on the Aptalis Holdings Board since May 2011. Mr. Labrum currently serves as the President of Fenwal, Inc. and has been its Chief Executive Officer since 2007. Earlier in his career, Mr. Labrum held various executive positions with Cardinal Health, Inc. including Chief Executive Officer. He also served as the Chief Executive Officer and President of Integrated Provider Solutions; Group President of Medical-Surgical Products and Services – DIV; Corporate Vice President of Regional Companies Health Systems of Allegiance; Chief Executive Officer and Chairman of Healthcare Supply Chain Services; and President of the southwest region at Baxter. Mr. Labrum served various top-tier posts with Allegiance Healthcare Corporation. He began his career with American Hospital Supply Corporation in 1982. Mr. Labrum served as the Chairman of Cardinal Health—International and Chairman of Integrated Provider Solutions. He currently serves on several Boards including Wright Medical Group Inc. and ProCure Treatment Centers, Inc. Previously, Mr. Labrum served as a Director of Cardinal Health – International; Integrated Provider Solutions; and Healthcare Supply Chain Services. Mr. Labrum holds a Bachelor’s Degree in Business Administration from Utah State University.

Abhijeet J. Lele joined the Aptalis Holdings Board as a Director in September 2011. Mr. Lele leads Investor Growth Capital’s Healthcare investing activities in North America. He joined as a Managing Director in April 2009, and is based in Investor Growth Capital’s New York office. Before Investor Growth Capital, Mr. Lele spent 10 years as a Managing Member of EGS Healthcare Capital Partners, a venture capital firm focusing on private and public investments in biotechnology, specialty pharmaceutical and medical device companies. Prior to EGS, Mr. Lele was with the New York office of McKinsey & Co., where he primarily served medical device, pharmaceutical and health insurance clients. He previously held operating positions with Lederle Laboratories, Progenics Pharmaceuticals and Clontech Laboratories. Mr. Lele received an M.B.A. (with Distinction) from Cornell University and an M.A. from Cambridge University, where he studied Natural Sciences. He currently serves on the board of Agile Therapeutics, Transcend Medical and Kai Pharmaceuticals.

Heather Preston, M.D., is Managing Director of TPG Biotech. Prior to joining TPG Biotech in May 2005, Dr. Preston spent two years at JP Morgan Partners where she focused on medical device and biotechnology venture capital investing. Prior to that, she was an Entrepreneur-in-Residence with New Enterprise Associates. She has an undergraduate degree in biochemistry from the University of London and a medical degree from the University of Oxford. After leaving Oxford, she completed a post-doctoral fellowship in molecular biology at the Dana Farber Cancer Institute, Harvard University. She completed her training in internal medicine at the Massachusetts General Hospital and then she sub-specialized in gastroenterology and hepatology at University of California, San Francisco. During her academic career, she was the recipient of a Fulbright Scholarship, a Fulbright Cancer Research Scholarship, a Harlech Scholarship, and a Science and Engineering Research Council post-doctoral Fellowship Award. After leaving academic medicine, she spent five years at McKinsey & Co. in New York, where she was a leader of their pharmaceutical and medical products consulting practice. She advised large pharmaceutical companies and biotechnology companies on critical strategic issues such as R&D portfolio prioritization, M&A opportunities, new technology acquisitions, new product launches and product growth strategies. Dr. Preston co-founded, and is the CEO of Virobay Inc., a biotechnology company which is seeking to develop new therapies for the treatment of hepatitis C virus (HCV). Dr. Preston serves on the boards of Albireo, Alder Biotherapeutics and Virobay Inc., Otonomy Inc., Elevation Pharmaceuticals and Vibrynt, Inc.

Todd Sisitsky is a partner of TPG Capital, L.P., where he leads the firm’s investment activities in the health-care services and pharmaceutical/medical device sectors. He played leadership roles in connection with TPG’s investments in Aptalis Pharma, Biomet, Fenwal Transfusion Therapies, IASIS Health-care, and Surgical Care Affiliates (carved out from HealthSouth Corporation), and Immucor. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners. He received an MBA from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and earned his undergraduate degree from Dartmouth College, where he graduated summa cum laude.

Corporate Governance

The Aptalis Pharma Inc. Board consists of four members and the Holdings Board consists of seven members. There are no representatives of the Sponsor on the Aptalis Pharma Inc. Board, which consists solely of members of our executive management team. The Holdings Board consists of representatives of the Sponsors, including Todd Sisitsky, Fred Cohen and Heather Preston, as well as Ronald Labrum, David Kessler, Abhijeet Lele, and our CEO. While decisions regarding our business and affairs are taken by our Board, the Holdings Board exercises certain strategic and oversight functions. As discussed in more detail below, matters relating to named executive officers compensation are considered and approved by a committee of the Holdings Board comprised of Todd Sisitsky, Fred Cohen and Frank Verwiel (“Compensation Committee”). A committee of the Holdings Board comprised of Heather Preston, Abhijeet Lele and Frank Verwiel, also exercises oversight on financial statement approval, auditor nomination, pre-approval of fees and services performed by our auditors and disclosure (“Audit Committee”). Because of these requirements, together with the Sponsor’s ownership of a majority of our outstanding common shares through Holdings, neither we nor Holdings currently have a policy or procedure with respect to shareholder nominees to our respective Boards of Directors. Though not formally considered by our Board, given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of the NASDAQ Global Market, the national securities exchange upon which Aptalis Pharma’s common stock was listed prior to the February 2008 Transactions, we do not currently believe that any of our directors would be considered independent, because of their relationships with us as executive officers or with Sponsor. The other Directors would not be considered independent due to Dr. Verwiel’s position as President and Chief Executive Officer of Holdings and us and the respective relationships of Drs. Cohen, and Preston, Mr. Labrum, and Mr. Sisitsky with the Sponsor, the owner of a majority of the outstanding common equity of Holdings, and Mr. Lele. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”

Audit Committee

Our Board selects our independent auditors and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews such audit results with the independent auditors. Due to our status as a privately-held company and the absence of a public trading market for our common stock, we have not designated any member of the Board as an “audit committee financial expert”. A committee of the Holdings Board currently consisting of Heather Preston, Abhijeet Lele and Frank Verwiel also exercises oversight on financial statement approval, auditor nomination, review and pre-approval of fees and services performed by our auditors and disclosure (“Audit Committee”).

Compensation Committee

The Holdings Compensation Committee is responsible for reviewing and approving goals and objectives related to our executive officers’ compensation, evaluating the chief executive officer’s performance against these goals and objectives and approving his compensation, approving total compensation for the other named executive officers, establishing total compensation for the directors and overseeing our incentive plans. Though not formally considered by the Holdings Board, given that neither our securities nor the securities of Holdings are registered or traded on any national securities exchange, based upon the listing standards of the NASDAQ Global Market, the national securities exchange upon which Aptalis Pharma’s common stock was listed prior to the February 2008 Transactions, we do not currently believe that any of the members of the Holdings Compensation Committee would be considered independent, because of their relationships with the Sponsor, who own a majority of our outstanding common shares through Holdings. See “Item 13- Certain Relationships and Related Transactions, and Director Independence.”

Compensation Committee Interlocks and Insider Participation

Dr. Verwiel is our Chief Executive Officer. Mr. Sisitsky and Dr. Cohen are affiliated with the Sponsor, which holds the majority of the outstanding common stock of Holdings and is a party to the management services agreement with us. The management services agreement is described in greater detail in “Item 13- Certain Relationships and Related Transactions, and Director Independence.” During fiscal year 2011, we had no compensation committee “interlocks”— meaning that no executive officer of ours served as a director or member of the compensation committee of another entity while an executive officer of the other entity served as a director or member of the Holdings Compensation Committee.

Code of Ethics

We have a Business Ethics and Conduct Code that applies to, among others, our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, among others. A copy of our Business Ethics and Conduct Code can be obtained on our website, http://www.AptalisPharma.com, by clicking the link for “Business Ethics and Conduct Code” on the bottom banner of the homepage. Any future amendments to the Business Ethics and Conduct Code, and any waivers thereto involving our executive officers, also will be posted to our website.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

In this section, unless otherwise noted, for purposes of presenting in U.S. dollars the cash compensation paid to named executive officers and directors in non-U.S. currency, we have used the following exchange rates: 0.9860 Canadian dollars to 1 U.S. dollar and 0.7147 Euros to 1 U.S. dollar. These exchange rates are the average of the monthly average exchange rates for each respective currency conversion during fiscal year 2011 as reported by The Bank of Canada. Unless otherwise specified, the source of all exchange rates mentioned in this section is The Bank of Canada.

Compensation Discussion and Analysis

Overview

This section includes information regarding, among other things, the overall objectives of our compensation programs and each element of compensation that we provided in fiscal year 2011. The goal of this section is to provide a summary of our executive compensation practices and the decisions that we made during this period concerning the compensation package payable to our executive officers, including the five executives listed in the summary compensation table below. Each of the executives listed in the summary compensation table is referred to herein as a “named executive officer.” Our “named executive officers” for fiscal year 2011 were:

Dr. Frank Verwiel, President and Chief Executive Officer;

Steve Gannon, Senior Vice President, Chief Financial Officer and Treasurer;

John Fraher, President, Pharmaceutical Technologies;

Theresa Stevens, Senior Vice President, Chief Corporate Development Officer; and

Jean-Louis Anspach, President, International Specialty Pharmaceuticals.

This section should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.

It is generally the responsibility of the Compensation Committee of Holdings, or the Holdings Compensation Committee, to review and recommend to the Board of Directors of Holdings, or Holdings Board, for its approval at the beginning of the fiscal year (1) the corporate goals and objectives that are relevant to the determinations regarding the compensation of our executive officers for the upcoming fiscal year and (2) the level and form of compensation to be offered to our President and Chief Executive Officer and other named executive officers. After the conclusion of each fiscal year, the Holdings Compensation Committee evaluates the performance of its executive officers against these predetermined goals and objectives along with the effectiveness of the respective executive officer’s leadership and makes recommendations to the Holdings Board with respect to the incentive compensation that should be paid to such executive officers, including the named executive officers. Dr. Verwiel is excluded from participating in his own performance evaluation and compensation determination.

The most significant development in our executive compensation philosophy following the consummation of the February 2008 Transaction has been a greater emphasis on the correlation between compensation and long-term equity growth. In this regard, the Holdings Board has provided to certain employees significant equity investment opportunities in Holdings tied to our financial objectives by (1) offering such employees a one-time opportunity to purchase shares of Holdings common stock and (2) granting to such employees options to purchase shares of Holdings common stock.

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is to provide and maintain a total compensation program that is internally equitable in relation to the value of each job and externally competitive in relation to the total compensation levels and practices at other companies with similar revenue levels in the pharmaceutical industry and geographic areas, and that also recognizes the Company’s performance. A cornerstone of the executive compensation philosophy is that equity incentives in the form of stock options are an excellent motivation for employees, including executive officers, and serve to align the interests of employees, management and investors.

We believe our success depends upon the continued contributions of our named executive officers. Our executive compensation program, or the Program, is designed to attract and retain experienced and talented individuals and motivate them to achieve overall business results and individual performance that contribute to our long-term success. The Program has been developed and administered in a manner to reward superior operating performance while maximizing shareholder value; and rewards have been linked to the accomplishment of specific business goals and outstanding individual performance.

The Holdings Board and Holdings Compensation Committee, when making compensation decisions in fiscal year 2011, followed these four principles:

•

Performance-based: Executive compensation levels were intended to reflect both company and individual results based on specific quantitative and qualitative objectives established at the start of each fiscal year in keeping with our short-term, mid-term and long-term strategic objectives.

•

Aligned with shareholder interests: We sought to align the interests of the executive officers with the interests of its investors by evaluating executive performance on the basis of key financial measurements which were believed to be closely correlated to long-term shareholder value. Key elements of the Program that were meant to align the interests of our executive officers with shareholders include:

•	Performance-based annual cash incentives, which use adjusted EBITDA and net sales as measures of corporate performance; and

•

The Aptalis Holdings Inc. Management Equity Incentive Plan, or the Management Equity Incentive Plan, which provides for the grant of options to executives with the intention of encouraging them to increase shareholder value.

•

Market competitive: Our total direct compensation for executives was designed to be competitive with total direct compensation of executives of comparable peer companies and to consider company and business operations results relative to the results of peers. See “Compensation Methodology-Benchmarking Practices” below.

•	Individual considerations: Our compensation levels were also designed to reflect individual factors such as scope of responsibility, experience and performance against individual objectives.

Compensation Methodology

The Program consists of the following three basic components: (1) base salary that is internally equitable and externally competitive; (2) annual performance-based cash incentives linked to our performance and the performance of its individual executive officers; and (3) long-term equity incentives comprised of equity-based compensation. Each compensation component has a different function. Base salary is the cornerstone of the compensation package and is defined as fixed compensation paid to employees for performing specific job responsibilities. The purpose of our annual performance-based cash incentives is to maximize corporate and individual performance by establishing specific, aggressive yearly operational and financial goals and providing financial incentives to employees based on their level of achievement of these goals. Our long-term equity incentives are designed to retain talent and align employee interests with those of shareholders. All compensation elements are intended to work in concert to maximize corporate and individual performance by establishing specific, aggressive operational and financial goals and by providing financial incentives to employees based on their level of achievement of these goals.

Benchmarking Practices

In fiscal year 2011, we engaged Mercer to conduct a compensation analysis for our top executive positions. In conducting its analysis, the comparator peer group included 35 specialty pharmaceutical and biotechnology companies similar in size with revenues within .5x and 2.5x of ours and included both public and private companies.

Results of the assessment show that executive compensation was generally in line with market. However, as discussed below, the base salaries of the President and Chief Executive Officer, Senior Vice President, Chief Financial Officer and Treasurer, and Senior Vice President and Chief Corporate Development Officer were adjusted to be better positioned within the salary range reflected in the peer group. We believe that each component of our Program in fiscal year 2011 was aligned with competitive market practices and levels of compensation for executives from competitor organizations of comparable revenue and market capitalization size, and from other pharmaceutical companies with whom we compete for talent.

Compensation Elements

During fiscal year 2011, the principal elements of compensation for our named executive officers were (1) base salary; (2) performance-based annual cash incentives; (3) long-term equity incentives; and (4) other benefits and perquisites.

Base Salary

We believe that competitive base salary is required in order to provide our named executive officers with a stable income stream that is commensurate with their responsibilities and market conditions. The base salaries for our named executive officers in fiscal year 2011 were established with consideration to the criteria discussed above in “Executive Compensation Philosophy and Objectives” and “Compensation Methodology.” Base salary adjustments for our named executive officers in fiscal year 2011 were established by the Holdings Compensation Committee. As set forth in the table below, for fiscal year 2011, base salary adjustments for our named executive officers ranged from 0% to 6% based on the named executive officer’s individual performance and position within the relevant salary range.

Executive Officer	Percentage of Base Salary Adjustment in Fiscal Year 2011
Dr. Frank Verwiel	2.50%
President and Chief Executive Officer
Steve Gannon	3.50%
Senior Vice President, Chief Financial Officer and Treasurer
John Fraher	0.00%
President, Pharmaceutical Technologies
Theresa Stevens	9.40%
Senior Vice President, Chief Corporate Development Officer
Jean-Louis Anspach	0.00%
President, International Specialty Pharmaceuticals

Dr. Verwiel’s base salary was increased by 2.50%, from $645,000 to $661,125, effective October 1, 2010, Mr. Gannon’s base salary was increased by 3.50%, from CDN $383,578 to CDN $397,018, on October 1, 2010 and Ms. Stevens’ base salary was increased by 3.70% on October 1, 2010 and by 5.50% on March 21, 2011, for a cumulative increase from $320,000 to $343,042. In each case, these adjustments were made to bring his or her compensation into a more competitive market position. Payments of base salaries were made in the currency of the named executive officer’s country of residence. The base salaries for our other named executive officers during fiscal year 2011 are set forth below in “Executive Compensation Tables—Summary Compensation Table”. Please note that the base salary figures for Mr. Gannon disclosed in the Summary Compensation Table are reflected in U.S., rather than Canadian, dollars.

Performance-Based Cash Incentives

During fiscal year 2011, our named executive officers received performance-based incentive compensation in accordance with the Company’s annual cash incentive program, or Incentive Program which is designed to maximize corporate and individual performance by establishing specific, ambitious operational and financial goals at the beginning of the fiscal year and providing financial incentives to employees based on the level of achievement of these goals. Cash incentives granted to the named executive officers under the Incentive Plan require the approval of both the Holdings Compensation Committee and Holdings Board and are based upon an assessment of corporate and individual performance, respectively described as:

•	Corporate performance, a measure of adjusted EBITDA and corporate net sales; and

•	Individual performance, determined by means of an evaluation under our formal performance management program and general discharge of duties.

The weighting of corporate performance measures varies for each named executive officer, and is described in more detail below.

Under the Incentive Program, incentive compensation awards are not paid to our named executive officers, including the President and Chief Executive Officer, if minimum corporate and individual performance objectives are not met. We have established annual incentive targets to provide median total cash compensation when performance objectives are achieved. The annual incentive target for each of our named executive officers is set forth in his or her respective employment agreement or employment letter agreement, as applicable.

The following table sets forth the annual incentive targets for each named executive officer, as well as the weighting of corporate performance measures for each named executive officer. In accordance with the Incentive Program, corporate weighting varies depending on the specific responsibilities and span of control of the respective named executive officer.

Name and Principal Position	Target Annual Bonus (as % of Base Salary)		Corporate Performance Weighting
Dr. Frank Verwiel	60	%(1)	100%
President and Chief Executive Officer
Steve Gannon	50%		85%
Senior Vice President, Chief Financial Officer and Treasurer
John Fraher	50%		90%
President, Pharmaceutical Technologies
Theresa Stevens	45%		85%
Senior Vice President and Chief Corporate Development Officer
Jean-Louis Anspach	45%		85%
President, International Specialty Pharmaceuticals

(1)	Does not include Match Payment related to supplemental retirement plan replacement as described below.

In addition, we determine the potential for incentive compensation in excess of each named executive officer’s annual incentive target when performance objectives are exceeded, and the limitations on incentive compensation (as a percentage of each named executive officer’s t annual incentive target) when performance objectives are not met. The tables below generally illustrates the potential incentive compensation payouts under the Incentive Program based on both corporate and individual performance measures, which are calculated separately. The table below does not illustrate the full incremental range of potential annual incentive compensation payouts.

Corporate Goal Attainment	Corporate Performance Factor
140% of target or more	200% of target
100% of target	100% of target
80% of target	50% of target
Less than 80% of target	0% of target

Upon our achievement of 80% of its corporate goal attainment, 50% of the named executive officer’s annual incentive target would be earned and for approximately every 5% of the corporate goal attainment achieved above the 80% level, the named executive officer’s annual incentive target would increase by 12.5%. For example, if we achieved between 105.0% and 109.9999% of its corporate goal attainment, 112.5% of the named executive officer’s annual incentive target would be earned.

The named executive officer’s annual incentive target amount is multiplied by the Corporate Performance Factor which is then multiplied by such named executive officer’s individual performance factor to determine the amount of the performance-based cash incentive compensation to which an individual is entitled for a given fiscal year. If either corporate performance or individual performance did not meet a certain threshold, then, generally, no incentive award would be granted to the named executive officer. Regardless of corporate and/or individual performance, no non-equity incentive awards are guaranteed and all such awards are subject to the discretion of our Board.

Individual Performance Evaluation Received	Individual Performance Factor
Excellent	126% to 150% of target
Exceeds Expectations	106% to 125% of target
Fully Effective	95% to 105% of target
Needs Improvement	0% to 84% of target
Far Below Expectations	0% of target

As mentioned above, corporate objectives, or corporate goal attainment, for fiscal year 2011 were based on aggressive adjusted EBITDA and revenue goals.

Each fiscal year, with the exception of our President and Chief Executive Officer, each named executive officer’s individual performance is measured in part by the evaluation of his direct supervisor, who gives his recommended evaluation of the named executive officer to the Holdings Compensation Committee for review and consideration. The Holdings Compensation Committee ultimately makes a recommendation to the Holdings Board for the individual performance evaluation of such named executive officer. The individual performance of Holding’s President and Chief Executive Officer, Dr. Frank Verwiel, is evaluated by the Holdings Compensation Committee and the Holdings Board. In addition, if in any year Dr. Verwiel receives an annual cash incentive as described above, he also receives a Match Payment equal to one-half (1/2) the annual incentive payable with respect to such year, in accordance with his employment agreement with us dated May 16, 2008. The Match Payment is intended to replace the supplemental retirement plan listed in Dr. Verwiel’s employment agreement with Aptalis Pharma dated May 19, 2005. For additional information regarding the Match Payment, please see “Employment Agreements and Potential Payments upon Certain Terminations – Employment Agreement with Dr. Frank Verwiel” below.

For additional information regarding the fiscal year 2011 incentive awards for our named executive officers, please see the “Summary Compensation Table” below.

Long-Term Equity Incentives

Our compensation philosophy places a strong emphasis on long-term equity incentives. As discussed in greater detail below, the Holdings Compensation Committee has provided equity investment opportunities tied to financial objectives.

We do not anticipate that annual grants of long-term equity incentive awards will be made to our named executive officers. Currently, there is one plan under which our named executive officers receive long-term equity incentive awards, the Aptalis Holdings Inc. Management Equity Incentive Plan, or the Management Equity Incentive Plan, which provides for the grant of options to purchase Holdings common stock, or Holdings Options, to our own and our affiliates’ key employees, directors, service providers and consultants. In the past, however, we have also granted to certain of our named executive officers restricted share units and penny options, each as described below in “Equity Grants of Restricted Share Units (RSUs) and Penny Options.”

The Management Equity Incentive Plan was originally adopted on April 15, 2008, and was amended and restated effective February 11, 2011. Under the Management Equity Incentive Plan, each of our named executive officers received equity incentive awards between fiscal years 2008 and 2011. The Management Equity Incentive Plan is discussed in more detail below. As of September 30, 2011, there were 4,144,750 Holdings Options outstanding under the Management Equity Incentive Plan. Of the Holdings Options currently outstanding, Holding Options representing the option to purchase 1,675,000 shares of Holdings common stock were granted to our named executive officers between fiscal years 2008 and 2011. Dr. Verwiel was granted 640,000 Holdings Options in fiscal year 2008, Mr. Gannon has been granted 335,000 Holdings Options in fiscal year 2008, Mr. Fraher was granted 300,000 Holdings Options in fiscal year 2011, and Mr. Anspach was granted 200,000 Holding Options in fiscal year 2011. Ms. Stevens was granted 160,000 Holdings Options in fiscal year 2009 and 40,000 Holdings Options in fiscal year 2011. Ms. Stevens participated in the 2011 option exchange program and exchanged the 160,000 Holdings Options granted in fiscal year 2009 for the same number of Replacement Holdings Options. For additional information regarding the 2011 option exchange program, please see “2011 Option Exchange Program” discussed below. As of September 30, 2011, all of the Holdings Options granted to our named executive officers remained outstanding.

Aptalis Holdings Inc. Management Equity Incentive Plan

The following summary describes what we consider to be the material terms of the Management Equity Incentive Plan. This summary is not a complete description of all provisions of the Management Equity Incentive Plan. You are encouraged to read the full text of the Management Equity Incentive Plan which has been filed as an exhibit to the Form 10-K. All capitalized terms used herein shall have the meaning set forth in the Management Equity Incentive Plan, as amended and restated effective February 11, 2011.

Plan Administration. The Management Equity Incentive Plan is administered by the Holdings Board or a committee appointed by the Holdings Board.

Authorized Shares. Currently, under the Management Equity Incentive Plan, 5,033,307 shares of Holdings common stock have been reserved for issuance. The number of shares was increased by 1,200,000 in February 2011.

Eligibility. The Holdings Board, after consultation with the chief executive officer of Holdings, will select participants from among our affiliates’ key employees, directors, service providers and consultants of Holdings and its affiliates who, in the judgment of the Holdings Board, should be eligible to participate in the Management Equity Incentive Plan due to the services they perform on our behalf.

Types of Awards; Vesting. The Management Equity incentive Plan provides for grants of non-qualified stock options. For each grant made under the Management Equity Incentive Plan, 50% of the Holdings Options vest based solely on continued employment (“time-based options”), 25% of the Holdings Options vest based on continued employment and have an annual accreting exercise price (“premium options”), and 25% of the Holdings Options vest based on continued employment, upon the occurrence of a Liquidity Event and the achievement of specified performance targets (“performance-based options”).

In general, for each grant made under the Management Equity Incentive Plan: (a) the time-based options and premium options shall vest and become exercisable, if at all, on each of the first through fifth anniversaries of the grant date, subject to continued employment of the option holder through the vesting date; and (b) the performance-based options shall vest and become exercisable, if at all, following the occurrence of a Liquidity Event, upon the realization of certain profits by the Majority Stockholder as a result of such event(s), subject to continued employment of the option holder through the vesting date. For grants of Holdings Options prior to the effective date of the 2011 amendment and restatement of the Management Equity Incentive Plan, such profits were calculated on the basis of receipt by the Majority Stockholder of a certain required return on investment taking into account only the initial Sponsor Price. For grants of Holdings Options on or after the effective date of the 2011 amendment and restatement of the Management Equity Incentive Plan, such profits are calculated on the basis of receipt by the Majority Stockholder of a lower required return on investment, but taking into account both the initial Sponsor Price and the aggregate purchase price of, and all related transaction expenses paid by the Majority Stockholder in connection with the acquisition of, any Subsequent Majority Stockholder Shares.

Termination of Employment. Upon termination of a participant’s employment, the Management Equity Incentive Plan provides that, subject to the terms of any participant’s stock option grant agreement, any unvested portion of a participant’s Holdings Options will be forfeited, and that the vested portion of his or her Holdings Options will expire on the earlier of (1) the date the participant’s employment is terminated for cause, (2) 90 days after the date the participant’s employment is terminated for any reason other than cause, death or disability, (3) one year after the date the participant’s employment is terminated by reason of death or disability, or (4) the tenth anniversary of the grant date of the Holdings Options. However, if a participant’s employment is terminated by us without Cause or by the participant for Good Reason during the two-year period following a Change in Control, all time-based and premium options will immediately vest and become exercisable as of the date of such termination.

Adjustment. In the event of certain changes in our capital structure, the Holdings Board shall make appropriate adjustments to the maximum number of shares that may be delivered under the Management Equity Incentive Plan, and shall also make appropriate adjustments to the number and kinds of shares or stock or securities subject to the awards, the exercise prices of such awards and nay other terms of the awards affected by such change in our capital structure. The Holdings Board may also make the types of adjustments described above to take into account events other than those listed above if it determines that such adjustments are appropriate to avoid distortion and preserve the value of such awards.

Management Stockholders’ Agreement. Prior to receiving shares of Holdings common stock (whether pursuant to the exercise of Holdings Options or otherwise), participants must execute a Management Stockholders’ Agreement, which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag-along and drag-along rights.

French Sub-Plan. For our employees who are residents of France, the Management Equity Incentive Plan includes a French sub-plan, which amends certain guidelines set forth in the Management Equity Incentive Plan, including certain provisions regarding termination of employment, in order to allow our French employees to benefit from, as it relates to the Holdings Options, a favorable tax and social regime under French law.

2011 Option Exchange Program

During fiscal year 2011, we offered option holders the opportunity to participate in an option exchange program, whereby eligible option holders could choose whether to keep their outstanding eligible Holdings Options granted under the Management Equity Incentive Plan, as in effect prior to February 11, 2011, or to exchange such Holdings Options for an equal amount of replacement options granted under the Management Equity Incentive Plan, as amended and restated effective February 11, 2011, with an exercise price and vesting terms that were different than the original Holdings Options (“Replacement Holdings Options”).

The option exchange program began on July 21, 2011 and ended at midnight on September 16, 2011. Replacement Holdings Options were granted effective September 22, 2011. Under the option exchange program, Holdings Options representing options to purchase an aggregate of 785,000 shares of Holdings common stock were cancelled in exchange for Replacement Holdings Options. Nineteen option holders, including Ms. Stevens, participated in the option exchange program. Ms. Stevens exchanged Holdings Options to acquire 160,000 shares of Holdings common stock for Replacement Holdings Options to acquire the same. No other named executive officers participated in the option exchange program.

Option holders that participated in the option exchange program received Replacement Holdings Options under the Management Equity Incentive Plan, as amended and restated effective February 11, 2011, that had substantially the same terms and conditions as their tendered Holdings Options so tendered, except that:

•

The exercise price of each share underlying the Replacement Holdings Options was reduced to the fair market value of a share of Holdings common stock as of the grant date of the Replacement Holdings Options;

•

The portion of the Replacement Holdings Options that were time-based options retained the same vesting schedule as the original Holdings Options, measured from the original grant date of each tendered Holdings Options;

•

The portion of the Replacement Holdings Options that were premium options contained the following vesting schedule: (a) 20% of the shares underlying the premium option vested immediately on the grant date of the Replacement Holdings Options; and (b) 20% of the shares underlying the premium options will vest on each of the first, second, third and fourth anniversary of the grant date of the Replacement Holdings Options. In addition, the portion of the Replacement Holdings Options that were premium options had an accreting exercise price whose initial value was reset to the fair market value at the grant date of the Replacement Options and that increased on each anniversary of that date, rather than the original grant date of the tendered Holdings Options.

•

The portion of the Replacement Holdings Options that were performance-based options will be eligible for vesting on the basis of receipt by the Sponsor and its affiliates of a return on investment, taking into account the initial Sponsor Price, plus the aggregate purchase price of, and all related transaction expenses paid by the Majority Stockholder in connection with the acquisition of, any Subsequent Majority Stockholder Shares as of July 21, 2011, subject to the participant’s continued employment through the applicable vesting date. The required return on the investment of the Replacement Holdings Options was reduced from the return on investment applicable to the original Holdings Options.

Equity Grants of Restricted Share Units (RSUs) and Penny Options

Dr. Verwiel, in consideration of his continued employment with us, received nonrecurring equity grants of 77,834 Restricted Stock Units (RSUs) on April 15, 2008, which vested immediately upon grant and settled April 15, 2011; 29,631shares were withheld to pay withholding taxes. Dr Verwiel received an additional grant of 155,666 RSUs on August 25, 2009, one-half of which vested immediately upon grant and one-half of which vested on August 25, 2011. Outstanding RSUs shall be settled into shares of Holdings common stock, with certain exceptions, on the earlier of: (1) three years from the date of grant, or April 15, 2012; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).

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

Other Benefits and Perquisites

Benefits

Our benefit programs are targeted to be competitive with other pharmaceutical companies, and include participation in competitive health, welfare and retirement plans. The benefit programs provided to our named executive officers are generally the same benefits provided to all of our eligible employees. Although the types of benefits offered to our named executive officers were similar, the cost paid by us to secure such benefits varied depending on the country of residence of the named executive officer.

Perquisites

As disclosed in the “All Other Compensation” column of the “Summary Compensation Table” below in “Executive Compensation Tables”, we provided our named executive officers with additional compensation in the form of perquisites during fiscal year 2011. This compensation was targeted to be competitive with other pharmaceutical companies and included, in the case of each named executive officer, a car allowance or a company-provided vehicle.

Retirement Plans

During fiscal year 2011, we maintained a group registered retirement savings plan (RRSP/DPSP), for all of our Canadian employees and a tax-qualified defined contribution plan in the form of a 401(k) Plan for all of our U.S. employees, including in each case our named executive officers residing in each location. Additionally, we maintain a non-registered Employee Profit Sharing Plan for Canadian executives designed to allow salaried employees above a certain salary level to contribute to and benefit from matching employer contributions up to a certain threshold, as described below, because the amount of contributions under the RRSP/DPSP is capped under relevant Canadian regulations. An employee was eligible to participate in the Employee Profit Sharing Plan during fiscal year 2011 if he or she (1) was a regular employee working in Canada with a base salary of $224,500 during fiscal year 2011 and (2) was a participant in the RRSP/DPSP during fiscal year 2011 and his or her total contribution reached the maximum allowed by the Canadian government ($22,450 in fiscal year 2011). If the employee met the criteria set forth above, he or she could then make after income tax contributions into the Employee Profit Sharing Plan and receive matching employer contributions up to 5% of his or her base salary. Employer contributions are made before income tax and employee pays taxes at the end of the calendar year on his/her income tax return. Mr. Gannon participated in this program in fiscal years 2009, 2010 and 2011.

We did not maintain a supplemental retirement plan, pension plan or any other retirement benefits for any executive, including our named executive officers, or employee groups other than those described above.

Compensation Committee Report

The following report of the Holdings Compensation Committee is included in accordance with the rules and regulations of the Securities and Exchange Commission.

The Holdings Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, with management. Based upon the review and discussions, the Holdings Compensation Committee recommended to the Board of Directors of Aptalis Pharma Inc., and such board approved, that the CD&A be included in the Form 10-K for the year ended September 30, 2011.

Respectfully submitted on December 1, 2011 by the members of the Compensation Committee of the Board of Directors of Aptalis Holdings Inc.:

Todd Sisitsky

Fred Cohen

Frank Verwiel

Executive Compensation Tables

In fiscal years 2011, 2010 and 2009, certain of our named executive officers were compensated in either U.S. or non-U.S. currency, depending on the named executive officer’s country of residence. For conversions of Canadian dollars to U.S. dollars in fiscal year 2011, this rate was equal to 0.9860 and for conversions of Euros to U.S. dollars, this rate was equal to 0.7147. For conversions of Canadian dollars to U.S. dollars in fiscal year 2010, this rate was equal to 1.0498 and for conversions of Euros to U.S. dollars, this rate was equal to 0.7376. For conversions of Canadian dollars to U.S. dollars in fiscal year 2009, this rate was equal to 1.1778 and for conversions of Euros to U.S. Dollars, this rate was equal to 0.7419. As designated by footnotes, figures related to equity compensation in the tables below may have been converted using a different exchange rate in order to accurately reflect values related to such equity compensation at a particular time, such as the date of grant.

Summary Compensation Table

The information set forth below reflects the compensation awarded to, earned by, or paid to our named executive officers in fiscal years 2011, 2010 and 2009 for their services rendered in all capacities to us and our subsidiaries.

Name and Principal Position	Fiscal Year	Salary ($)(5)		Restricted Stock Awards ($)(2)	Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(4)	All other Compensation ($)(7)	Total Compensation ($)
Dr. Frank Verwiel President and Chief Executive Officer	2011 2010 2009	661,125 645,000 645,000	(1)	— — 1,555,103	— —		495,844 290,250 406,350	311,984 257,439 367,971	1,468,953 1,192,689 2,974,424

Steve Gannon Senior Vice President, Chief Financial Officer and Treasurer	2011 2010 2009	402,655 365,382 296,000		— — —	— — —		331,013 163,648 182,210	25,551 29,467 26,487	759,219 558,497 504,697

John Fraher President, Pharmaceutical Technologies	2011 2010 2009	268,077 — —		— — —	978,000 — —		174,905 — —	303,292 — —	1,724,274 — —

Theresa Stevens Senior Vice President, Chief Corporate Development Officer	2011 2010 2009	343,042 320,000 118,974		— — —	569,600 — 844,400	(6) (6)	258,954 128,990 75,060	39,435 30,346 43,101	1,211,031 479,336 962,561

Jean-Louis Anspach	2011	221,875		—	652,000		118,034	295,750	1,184,016
President,	2010	—		—	—		—	—	—
International Specialty Pharmaceuticals	2009	—		—	—		—	—	—

(1)	Through June 30, 2009, Dr. Verwiel was compensated in Canadian dollars. In fiscal year 2009, Dr. Verwiel was paid $490,807 in Canadian dollars, $161,250 in U.S. dollars and a currency exchange adjustment of $99,018.29 in Canadian dollars.
(2)	Amounts set forth in the Restricted Stock Awards column represents the aggregate grant date fair value of restricted stock and certain other equity awards granted to our named executive officers during the fiscal years ended September 30, 2011, 2010 and 2009 and calculated in accordance with the guidance issued by the FASB on stock compensation. For a discussion of the assumptions used in calculating award values for fiscal years 2011, 2010 and 2009, see Note 12 to our audited consolidated financial statements for the fiscal year ended September 30, 2011, contained in this report. The value set forth in this column for Dr. Verwiel represents aggregate grant date fair value of our grant of Restricted Stock Awards calculated in accordance with the guidance issued by the FASB on stock compensation.
(3)	Amounts set forth in the Option Awards column represent the aggregate grant date fair value of awards granted to the named executive officers during the fiscal years ended September 30, 2011, 2010 and 2009 and calculated in accordance with the guidance issued by the FASB on stock compensation. The fair value of the service based options was calculated using a Black-Scholes option-pricing model. Values for awards subject to performance conditions are calculated based upon the probable outcome of the performance condition as of the grant date using a Monte Carlo simulation model. The amounts also include the incremental fair value of any repriced options. For a discussion of the assumptions used in calculating award values for fiscal years 2011, 2010 and 2009, see Note 12 to our audited consolidated financial statements for the fiscal year ended September 30, 2011, contained in this report.
(4)	The values in this column represent, in U.S. dollars, incentive awards under the Incentive Program earned by the named executive officers in fiscal years 2011, 2010 and 2009, but paid in fiscal years 2012, 2011 and 2010. The non-equity incentive awards for Mr. Fraher and Mr. Anspach have been prorated based on the amount of time served in their respective positions. Since the incentive award granted to Mr. Gannon was paid in Canadian dollars, the value for such award has been converted to U.S. Dollars. For fiscal year 2010, an exchange rate of 1.0498 Canadian dollars to one U.S. dollar and 0.7376 Euros to one U.S. dollars was used for the conversion. For fiscal year 2009, an exchange rate of 1.0574 Canadian dollars to one U.S. dollar and 0.6670 Euros to one U.S. dollars was used for the conversion.

(5)	Amounts set forth in the Base Salary column represent, in U.S. dollars, the salaries earned by our named executive officers during the fiscal years ended September 30, 2011, 2010 and 2009. The salary paid to Mr. Gannon was paid in Canadian dollars. Mr. Fraher and Mr. Anspach’s salary amounts represent the amount paid by Aptalis during their employment periods with the Company (February through October 2011).
(6)	During fiscal year 2011, Ms. Stevens participated in the option exchange program. Under the option exchange program, Ms. Stevens exchanged Holdings Options to acquire 160,000 shares of Holdings common stock, which she had originally acquired during fiscal year 2009, for Replacement Holdings Options to acquire 160,000 shares of Holdings common stock, with exercise price and vesting terms that were slightly different than the tendered Holdings Options. In addition, in fiscal year 2011, Ms. Stevens received another grant of 40,000 Holding Options. For additional information regarding the 2011 option exchange program, please see “2011 Option Exchange Program” discussed above.
(7)	All other compensation for fiscal year 2011 includes the compensation set forth in the table below:

Name & Principal Position	Fiscal Year	Car Allowance and/or Company- Paid Car ($)	Company Contributions to Defined Contribution Plans ($)(a)	Insurance Premiums ($)(b)	Other(c)	Total ($)
Dr. Frank Verwiel President and Chief Executive Officer	2011	18,000	8,250	23,588	262,146	311,984

Steve Gannon Senior Vice President, Chief Financial Officer and Treasurer	2011	7,957	15,487	2,106	—	25,551

John Fraher President, Pharmaceutical Technologies	2011	6,659	9,734	7,924	278,975	303,292

Theresa Stevens Senior Vice President, Chief Corporate Development Officer	2011	10,721	8,752	19,962	—	39, 435

Jean-Louis Anspach President, International Specialty Pharmaceuticals	2011	5,885	9,496	17,476	159,250	192,107

(a)	Company contributions to defined contribution plans include contributions to RRSP/DPSP matching funds and 401(k) during fiscal year 2011.
(b)	The Insurance Premiums column includes payments for life and disability insurance, as well as medical and dental benefits. In addition, $3,656 in fiscal year 2011 in additional life insurance and long-term disability premiums was paid on behalf of Dr.Verwiel.
(c)	Pursuant to the terms of Dr. Verwiel’s employment agreement, he received a Match Payment of $247,922, a payment equal to one-half of his non-equity incentive award for fiscal year 2011. In addition, pursuant to the terms of Dr. Verwiel’s employment agreement, we paid $14,224 in fiscal year 2011 for preparation of his annual tax returns and financial planning services.

Pursuant to the terms of Mr. Fraher’s employment agreement, we paid $16,475 in legal fees for the preparation of such agreement. In addition, in August 2011, the third tranche of a Retention Plan payment was made to Mr. Fraher and Mr. Anspach in the amounts of $262,500 and $159,250, respectively.

Grants of Plan-Based Awards

The named executive officers currently do not receive annual grants of long-term equity incentive awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name and Principal Position	Grant Date	Threshold	Target	Maximum	Estimated Future Payouts Under Equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Dr. Frank Verwiel	—	—	$396,675	$793,350
President and Chief Executive Officer

Steve Gannon	—	—	201,328	550,862
Senior Vice President and Chief Financial Officer

John Fraher	—	—	205,000	584,250
President, Pharmaceutical Technologies

Theresa Stevens	—	—	157,500	437,062
Senior Vice President, Chief Corporate Development Officer

Jean-Louis Anspach	—	—	153,563	426,136
President, International Specialty Pharmaceuticals

(1)	This column shows the potential non-equity incentive awards that are possible under the Incentive Program, at the target and maximum levels of performance in fiscal year 2011. The target payments are based on achieving the 100% target level of performance for both corporate financial measures and individual performance measures. See “Compensation Discussion and Analysis— Performance-Based Cash Incentives”, for additional information.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards as of the end of fiscal year 2011 for each of our named executive officers:

	Option Awards									Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested
Dr. Frank Verwiel President and Chief Executive Officer	192,000 96,000	(1) (2)	128,000 64,000	(1) (2)	160,000 —	(4)	10.00 13.31	(5)	4/15/2018 4/15/2018

Steve Gannon Senior Vice President Chief Financial Officer and Treasurer	96,436 100,500 50,250	(3) (1) (2)	— 67,000 33,500	(1) (2)	— 83,750 —	(4)	0.01 10.00 13.31	(5)	4/15/2018 4/15/2018 4/15/2018

John Fraher President, Pharmaceutical Technologies	— —		75,000 150,000	(2) (1)	75,000 —	(4)	10.00 10.00		2/11/2021 2/11/2021

Theresa Stevens Senior Vice President and Chief Corporate Development Officer	— — — 40,000	(5)	— 10,000 20,000 80,000	(2) (1) (5)	10,000 — — 40,000	(4) (5)	10.00 10.00 10.00 10.00		5/13/2021 5/13/2021 5/13/2021 9/22/2021

Jean-Louis Anspach President, International Specialty Pharmaceuticals	— — —		— 50,000 100,000	(2) (1)	50,000 — —	(4)	10.00 10.00 10.00		2/11/2021 2/11/2021 2/11/2021

(1)	These amounts reflect the number vested and unvested time-based options granted to our named executive officers under the Management Equity Incentive Plan. Time-based options vest ratably on each of the first through fifth anniversaries of the date of grant, subject to the named executive officer’s continued employment with us through each anniversary. Dr. Verwiel and Mr. Gannon’s time-based options will become fully vested on April 15, 2013. Mr. Fraher and Mr. Anspach’s time-based options will become fully vested on February 11, 2016. Ms. Stevens 20,000 time-based options granted on May 13, 2011 will become fully vested on May 13, 2016. For information regarding Ms. Stevens’ time-based options, please see note 5 below. For additional information regarding the terms of the Management Equity Incentive Program, please see “Aptalis Holdings Inc. Management Equity Incentive Plan,” discussed above.
(2)	These amounts reflect the number of vested and unvested premium options granted to our named executive officers under the Management Equity Incentive Plan. Premium options vest ratably on each of the first through fifth anniversaries of the date of grant, subject to the named executive officer’s continued employment with us through each anniversary. Dr. Verwiel and Mr. Gannon’s premium options become fully vested on April 15, 2013. Mr. Fraher and Mr. Anspach’s premium options will become fully vested on February 11, 2016. Ms. Stevens’ 10,000 premium options granted on May 13, 2011 will become fully vested on May 13, 2016. For additional information regarding Ms. Stevens’ premium options , please see note 5 below.

For the premium options of Dr. Verwiel, Mr. Gannon, Mr. Fraher and Mr. Anspach, the exercise price of these options increases at a 10.00% compound rate on each anniversary of the date of grant of such options until, with certain exceptions, the earlier of: (a) the exercise of such option; (b) the fifth anniversary of the grant date of such option; (c) a Liquidity Event (as defined in the

Management Equity Incentive Plan) or (d) the occurrence of a Change in Control (as defined in the Management Equity Incentive Plan) of Aptalis Holdings Inc. Ms. Stevens’ 10,000 premium options granted on May 13, 2011 have the same exercise price provisions as that which is described in the immediately preceding sentence. For information regarding the exercise provision of Ms. Stevens’ premium Replacement Holdings Options, please see note 5 below. For additional information regarding the terms of the Management Equity Incentive Program, please see “Aptalis Holdings Inc. Management Equity Incentive Plan,” discussed above.

(3)	This amount reflects the number of “penny options”, or options to purchase common stock of Holdings for $0.01, granted to Mr. Gannon, who resides and works in Canada, pursuant to his penny option grant agreement. Approximately one-third of the penny options immediately vested upon grant on April 15, 2008, one-third vested on August 25, 2009, and the remainder of the penny options vested on August 25, 2010.
(4)	These amounts reflect the number of performance-based options granted to our named executive officers under the Management Equity Incentive Plan. The vesting of performance-based options depends upon the occurrence of a Liquidity Event and the realization of certain profits by the Majority Stockholders (as defined in the Management Equity Incentive Plan) as a result of such event(s), subject to the named executive officer’s continued employment with us through such Liquidity Event. For Dr. Verwiel and Mr. Gannon, whose option grants are subject to the Management Equity Incentive Plan, as in effect prior to February 11, 2011, such profits are calculated on the basis of receipt by the Majority Stockholders of a return on investment taking into account only the initial Sponsor Price (as defined in the Management Equity Incentive Plan). For Mr. Fraher’s, Ms. Stevens’ and Mr. Anspach’s performance-based options, which are subject to the Management Equity Incentive Plan, as in effect February 11, 2011, such profits are calculated on the basis of receipt by the Majority Stockholder of a return on investment taking into account both the initial Sponsor Price and the aggregate purchase price of, and all related transaction expenses paid by the Majority Stockholder in connection with the acquisition of, any Subsequent Majority Stockholder Shares (as defined in the Management Equity Incentive Plan). For additional information regarding certain of Ms. Stevens’ performance based options, please see note 5 below. For additional information regarding the terms of the Management Equity Incentive Program, please see “Aptalis Holdings Inc. Management Equity Incentive Plan,” discussed above.
(5)	During fiscal year 2011, Ms. Stevens participated in the option exchange program. Under the option exchange program, Ms. Stevens exchanged Holdings Options to acquire 160,000 shares of Holdings common stock for Replacement Holdings Options to acquire 160,000 shares of Holdings common stock, with exercise price and vesting terms that were slightly different than the tendered Holdings Options. Of the tendered Holdings Options and Replacement Holdings Options, 80,000 were time-based options, 40,000 were premium options and 40,000 were performance-based options.

The portion of Ms. Stevens’ Replacement Holdings Options that are time-based options retained the same vesting schedule as the tendered Holdings Options that were time-based options. Of the portion of Ms. Stevens’ Replacement Holdings Options that are premium options, (a) 20% vested immediately upon the grant date of the Replacement Holdings Options, and 20% will vest on each of the first, second, third and fourth anniversary of the grant date of the Replacement Holdings Options, and (b) have an accreting exercise price that increases on each anniversary of September 22, 2011, rather than the original grant date of the tendered Holdings Options. Lastly, the portion of Ms. Stevens’ Replacement Holdings Options that are performance-based options vest upon the realization of certain profits by the Majority Stockholders as a result of a Liquidity Event. Such profits are calculated on the basis of receipt by the Majority Stockholder of a return on investment that is lower than the required return on investment applicable to the original Holdings Options, but taking into account both the initial Sponsor Price and the aggregate purchase price of, and all related transaction expenses paid by the Majority Stockholder in connection with the acquisition of, any Subsequent Majority Stockholder Shares (as defined in the Management Equity Incentive Plan). In each case, vesting of the Replacement Holdings Options is subject to Ms. Stevens’ continued employment on the vesting date of such options.

For additional information regarding the 2011 option exchange program, please see “2011 Option Exchange Program” discussed above.

Options Exercised and Stock Vested

In the fiscal year 2011, there were no options exercised by our named executive officers and no shares acquired upon vesting of options held by our named executive officers.

Employment Arrangements and Potential Payments upon Certain Terminations

The following are descriptions of our employment agreements with our named executive officers in effect as of the end of fiscal year 2011. We have employment agreements with Dr. Verwiel, Mr. Gannon and Mr. Fraher, and employment letters with Ms. Stevens, and Mr. Anspach. The benefits that our named executive officers are entitled to receive upon a termination of employment are set forth in their respective employment agreements or employment letter agreements.

Employment Agreement with Dr. Frank Verwiel

On May 16, 2008, we entered into an amended and restated employment agreement with Dr. Verwiel to continue his service as our President and Chief Executive Officer, and to serve as President and Chief Executive Officer of Holdings and as an officer of certain other subsidiaries of Holdings, including Aptalis Pharma Inc. The agreement has an initial five-year term beginning on February 25, 2008, and provides for automatic twelve-month extensions beginning on February 25, 2013, unless either the Company or Dr. Verwiel gives 60 days’ prior notice of termination.

Dr. Verwiel receives a base salary at a rate no less than USD$661,125 per year, which may be adjusted at the Company’s discretion. Although no annual bonus is guaranteed to Dr. Verwiel, he has the opportunity to earn an annual cash bonus of 60% of his base salary for on-target performance, or Target Annual Bonus, with the possibility of achieving 120% of base salary for high achievement. In addition, if in any year Dr. Verwiel receives an annual cash bonus as described above, he is also entitled to receive a Match Payment equal to one-half (1/2) the annual bonus payable with respect to such year.

In addition, Dr. Verwiel received a one-time nonrecurring grant of 640,000 options to purchase shares of Holdings under the Management Equity Incentive Plan. These Holdings Options vest in accordance with our Management Equity Incentive Plan (described above) and have an initial exercise price of $10.00 per share.

Dr. Verwiel also received a grant of a total of 233,500 restricted stock units. 77,834 of these RSUs were granted as fully vested on April 15, 2008 and settled April 15, 2011; and an additional 155,666 RSUs were granted to Dr. Verwiel on August 25, 2009, half of which vested immediately upon grant and half vested on August 25, 2010. Outstanding RSUs will be settled into Holdings common stock, with certain exceptions, upon the earlier of: (1) third anniversary of the grant date; (2) the termination of the officer’s employment; (3) a Liquidity Event (as defined in the Management Equity Incentive Plan); and (4) a Change in Control (as defined in the Management Equity Incentive Plan).

In addition, Dr. Verwiel purchased 75,000 shares of Holdings common stock for an aggregate investment of USD$750,000 pursuant to a subscription agreement and a Management Stockholders’ Agreement. For more details on these agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

Dr. Verwiel’s agreement also provides tax planning and filing, financial planning and accounting expenses, not to exceed $50,000 in the aggregate on an annual basis.

The agreement further provides that Dr. Verwiel could be entitled to certain severance benefits following a termination of employment. If we terminate him without Cause or if Dr. Verwiel terminates his employment for Good Reason (each as defined in the agreement), all outstanding Holdings Options granted to Dr. Verwiel by us pursuant to the Management Equity Incentive Plan will expire pursuant to the terms of that plan as described above in “—The Aptalis Holdings Inc. Management Equity Incentive Plan” except that, with certain exceptions, any performance-based Holdings Options that have not vested as of the date of termination shall remain outstanding for a 12-month period following termination and if a Liquidity Event (as defined under the Management Equity Incentive Plan) occurs within such period, all, none or one-half of the unvested performance-based options will become vested and exercisable in accordance with the Management Equity Incentive Plan. In addition, Dr. Verwiel would be entitled to the following:

•

An amount equal to accrued but unused vacation and base salary through the date of termination, or collectively, the Accrued Benefits, payable within thirty (30) days following the date of termination.

•

An amount equal to (a) two times his base salary in effect at the date of termination, plus (b) two times his Target Annual Bonus (which is 60% of Dr. Verwiel’s base salary). This amount is payable in equal, ratable installments in accordance with our regular payroll policies over the course of 24 months.

•

Medical benefits which are substantially similar to the benefits provided to our executive officers for 24 months after the date of termination. However, if Dr. Verwiel becomes re-employed with another employer and is eligible to receive comparable benefits, we shall cease to provide continued medical benefits.

If Dr. Verwiel is terminated without Cause or terminates his employment for Good Reason within twelve (12) months following a Change of Control (as defined in the agreement), Dr. Verwiel is entitled to the benefits described above, except that he shall receive an amount equal to two times his base salary and two times his Target Annual Bonus immediately, rather than over a 24-month period.

If Dr. Verwiel is terminated due to Dr. Verwiel’s death, Disability or is terminated with Cause or without Good Reason, we will pay Dr. Verwiel Accrued Benefits (as defined in the agreement).

Employment Agreement with Steve Gannon

On July 3, 2008, we entered into an employment agreement with Mr. Gannon to continue his service to us as our Senior Vice President and Chief Financial Officer, and to serve as Senior Vice President and Chief Financial Officer of Holdings as well as an officer of certain other subsidiaries of Holdings, including as Senior Vice President, Chief Financial Officer and Treasurer of Aptalis Pharma Inc. The agreement has an initial five-year term beginning on February 25, 2008, and provides for automatic twelve-month extensions beginning on February 25, 2013, unless either we or Mr. Gannon give 60 days’ prior notice of termination.

Mr. Gannon receives a base salary at a rate no less than CDN $397,018 per year, which may be adjusted at the Company’s discretion. Although no annual bonus is guaranteed to Mr. Gannon, he has the opportunity to earn an annual cash bonus of at least 45% (in fiscal year 2009, this bonus opportunity was increased from 45% to 50%) of his base salary for on-target performance with the possibility of achieving 90% of base salary for high achievement.

In addition, Mr. Gannon received a one-time nonrecurring grant of 335,000 options to purchase shares of Holdings under the Management Equity Incentive Plan. These Holdings Options vest in accordance with our Management Equity Incentive Plan, as in effect prior to February 11, 2011 (as described above), and have an initial exercise price of $10.00 per share.

Mr. Gannon also received a grant of 96,436 “penny options”, which are options to purchase a share of Holdings common stock for USD $0.01. Subject to Mr. Gannon’s continued employment with us, these penny options vested in three approximately equal installments on April 15, 2008, August 25, 2009 and August 25, 2010.

In addition, Mr. Gannon purchased 20,640 shares of Holdings common stock for an aggregate investment of USD $206,400 pursuant to a subscription agreement and a Management Stockholders’ Agreement. For more details on these agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

The agreement further provides that Mr. Gannon could be entitled to certain severance benefits following a termination of employment. If we terminate him without Cause or if Mr. Gannon terminates his employment for Good Reason (each as defined in the agreement), all outstanding options granted to Mr. Gannon by us pursuant to the Management Equity Incentive Plan will expire pursuant to the terms of that plan as described above in “—The Aptalis Holdings Inc. Management Equity Incentive Plan” except that, with certain exceptions, any performance-based Holdings Options that have not vested as of the date of termination shall remain outstanding for a 12-month period following termination and if a Liquidity Event (as defined under the Management Equity Incentive Plan) occurs within such period, all, none or one-half of the unvested performance-based options will become vested and exercisable in accordance with the Management Equity Incentive Plan. In addition, Mr. Gannon would be entitled to the following:

•	An amount equal to Mr. Gannon’s Accrued Benefits within thirty (30) days following the Date of Termination.

•

An amount equal to one-and-a-half times (1.5x) his base salary in effect at the date of termination. This amount is payable in equal, ratable installments in accordance with our regular payroll policies over the course of 18 months.

•

Medical benefits which are substantially similar to the benefits provided to our executive officers for 18 months after the date of termination. However, if Mr. Gannon becomes re-employed with another employer and is eligible to receive comparable benefits, we shall cease to provide continued medical benefits.

If Mr. Gannon is terminated without Cause or terminates his employment for Good Reason within twelve (12) months following a Change of Control (as defined in the agreement), Mr. Gannon shall be entitled to the benefits described above, except that he shall receive one-and-a-half times (1.5x) base salary and Target Annual Bonus immediately, rather than over an 18-month period.

If Mr. Gannon is terminated due to Mr. Gannon’s death, Disability, or is terminated with Cause or without Good Reason, we will pay Mr. Gannon Accrued Benefits (as defined in the agreement).

Employment Agreement with John Fraher

On February 27, 2011, we entered into an employment agreement with Mr. Fraher to serve as President of Axcan Pharma (now known as Aptalis Pharma). The agreement has an initial five-year term beginning on February 16, 2011, and provides for automatic twelve-month extensions beginning on February 16, 2016, unless either we or Mr. Fraher give 60 days’ prior notice of termination.

Mr. Fraher participated in a Eurand Retention Plan Agreement dated September 20, 2010, and the Amendment to the Retention Plan Agreement dated November 28, 2010. Pursuant to Mr. Fraher’s employee agreement with the Company, the third tranche of the Retention Payment in the amount of USD$262,500 was made August 2011 following the six-month anniversary of the closing date.

Mr. Fraher receives a base salary at a rate no less than USD$410,000 per year, which may be adjusted at the Company’s discretion. Although no annual bonus is guaranteed to Mr. Fraher, he has the opportunity to earn an annual cash bonus of at least 50% of his base salary for on-target performance, or Target Annual Bonus.

In addition, Mr. Fraher received a one-time nonrecurring grant of 300,000 options to purchase shares of Holdings under the Management Equity Incentive Plan. These Holdings Options will vest in accordance with our Management Equity Incentive Plan, as in effect on February 11, 2011 (as described above), and have an initial exercise price of $10.00 per share.

In addition, Mr. Fraher purchased 13,000 shares of Holdings common stock for an aggregate investment of USD$130,000 pursuant to a subscription agreement and a Management Stockholders’ Agreement. For more details on these agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

In addition, Mr. Fraher would be entitled to the following if termination is without Cause or the Executive terminates for Good Reason:

•	An amount equal to Mr. Fraher’s Accrued Benefits, payable within thirty (30) days following the Date of Termination.

•

An amount equal to (a) one-and-a-half times (1.5x) his base salary in effect at the date of termination, plus (b) his Target Annual Bonus (which is 50% of Mr. Fraher’s base salary). This amount is payable in equal, ratable installments in accordance with our regular payroll policies over the course of 18 months.

•

Medical benefits which are substantially similar to the benefits provided to our executive officers for 12 months after the date of termination. However, if Mr. Fraher becomes re-employed with another employer and is eligible to receive comparable benefits, we shall cease to provide continued medical benefits.

If Mr. Fraher is terminated without Cause or terminates his employment for Good Reason within twelve (12) months following a Change of Control (as defined in the agreement), Mr. Fraher is entitled to the benefits described above, except that he shall receive an amount equal to one-and-a-half times his base salary and his Target Annual Bonus immediately, rather than over a 18-month period.

If Mr. Fraher is terminated due to Mr. Fraher’s death, Disability, or is terminated with Cause or without Good Reason we will pay Mr. Fraher Accrued Benefits (as defined in the agreement).

In addition, Eurand N.V. and Mr. Fraher were parties to a Retention Plan Agreement dated September 20, 2010, and Amendment to the Retention Plan Agreement dated November 28, 2010, under which he was entitled to receive certain payments provided he remained employed by Eurand (or its successor) over a specified period. Under such agreements, Aptalis made the final payment to Mr. Fraher following the six-month anniversary of the closing of the Eurand acquisition in the amount of USD$262,500. No further payments are due to Mr. Fraher under the agreements.

Employment Letter with Theresa Stevens

On May 18, 2009, Ms. Stevens joined Axcan Pharma US, Inc. (now Aptalis Pharma US, Inc.) as Senior Vice President, Business Development.

Ms. Stevens receives a base salary at a rate no less than USD$350,000 per year, which may be adjusted at our discretion. Although no annual bonus is guaranteed to Ms. Stevens, she has the opportunity to earn an annual cash bonus of at least 45% of her base salary for on-target performance, or Target Annual Bonus.

In addition, Ms. Stevens received a grant of 160,000 options to purchase shares of Holdings under the Management Equity Incentive Plan. These options were tendered as part of the 2011 option exchange program (as described above), and Ms. Stevens was granted replacement options effective September 22, 2011. During fiscal year 2011, Ms. Stevens received an additional grant of 40,000 options, which will vest in accordance with our Management Equity Incentive Plan, as amended February 11, 2011 (as described above), and have an initial exercise price of $10.00 per share.

In addition, if the Company terminates Ms. Stevens or she resigns within ninety (90) days after having her job responsibilities or base compensation materially reduced following a Change in Control (as defined in the agreement), subject to certain notice and cure provisions set forth in Ms. Stevens’ agreement, Ms. Stevens shall receive, in return for execution of a general release, a lump sum severance payment equivalent to 12 months of base salary and Target Annual Bonus.

Employment Letter with Jean-Louis Anspach

Effective February 21, 2011, Mr. Anspach joined Axcan Intermediate Holdings, Inc. (now Aptalis Holdings, Inc.) as President, International Specialty Pharmaceuticals.

Mr. Anspach receives a base salary at a rate no less than $341,250 per year, which may be adjusted at our discretion. Although no annual bonus is guaranteed to Mr. Anspach, he has the opportunity to earn an annual cash bonus of at least 45% of his base salary for on-target performance, or Target Annual Bonus.

In addition, Mr. Anspach received a one-time grant of 200,000 options to purchase shares of Holdings under the Management Equity Incentive Plan. These Holdings Options vest in accordance with our Management Equity Incentive Plan, as in effect on February 11, 2011 (as described above), and have an initial exercise price of $10.00 per share.

In addition, Mr. Anspach purchased 3,000 shares of Holdings common stock for an aggregate investment of USD$30,000 pursuant to a subscription agreement and a Management Stockholders’ Agreement. For more details on these agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

Mr. Anspach is expected to relocate to our European office by August 31, 2012. We will provide a full relocation package to assist Mr. Anspach’s move per Exhibit A of his employment letter.

In addition, if we terminate Mr. Anspach’s employment by reason of a Change of Control (as such term is defined in the Management Equity Incentive Plan) within twelve (12) months following the Change of Control and does not offer Mr. Anspach a comparable position, or if he resigns for Good Reason (as such term is defined in the Management Equity Incentive Plan), Mr. Anspach shall receive, in return for his execution of a general release, a lump sum severance payment equivalent to twelve (12) months of his base salary and target annual bonus, as of the date of termination.

In addition, Eurand N.V. and Mr. Anspach were parties to a Retention Plan Agreement dated September 20, 2010, and Amendment to the Retention Plan Agreement dated November 28, 2010, under which he was entitled to receive certain payments provided he remained employed by Eurand (or its successor) over a specified period. Under such agreements, Aptalis made the final payment to Mr. Anspach following the six-month anniversary of the closing of the Eurand acquisition in the amount of USD$159,200. No further payments are due to Mr. Anspach under the agreements.

Potential Payments upon Certain Terminations or a Change in Control

The following table shows the potential compensation that we would have had to pay to each of our named executive officers in the event of a termination of such named executive officer’s employment under certain scenarios. The table values are based solely on each named executive officer’s respective employment contract or employment letter agreements. The amounts shown below assume that termination of employment was effective September 30, 2011. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount, if any, an executive would receive if an eligible termination event were to occur. Actual amounts to be paid can only be determined at the time of separation.

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

	Severance Arrangements Assuming Termination of Service at the end of Fiscal Year 2011
Name & Principal Position	Benefit Type	Termination with Cause or without Good Reason ($)	Termination without Cause or for Good Reason(1) ($)	Termination due to Death or Disability ($)	Change in Control(2) ($)
Dr. Frank Verwiel	Severance Payment	—	1,322,250	—	1,322,250
President and Chief Executive Officer	Bonus	—	793,350	—	793,350
	Benefits	—	33,552	—	33,552
	Value of Equity	—	—	—	—
	Award Acceleration(3)

	Total	—	2,149,152	—	2,149,152

Steve Gannon	Severance Payment	—	595,527	—	595,527
Senior Vice President and Chief	Bonus	—	—	—	201,328
Financial Officer and Treasurer	Benefits	—	2,350	—	2,350
	Value of Equity	—	—	—	—
	Award Acceleration(3)

	Total	—	597,877	—	799,205

John Fraher	Severance Payment	—	615,000	—	615,000
President, Pharmaceutical	Bonus	—	205,000	—	205,000
Technologies	Benefits	—	16,776	—	16,776__
	Value of Equity	—	—	—	—
	Award Acceleration

	Total	—	836,776	—	836,776

	1,322,250	1,322,250	1,322,250	1,322,250	1,322,250

Theresa Stevens	Severance Payment	—	—	—	350,000
Senior Vice President, Chief Corporate	Bonus	—	—	—	157,500
Development Officer	Benefits	—	—	—	—
	Value of Equity	—	—	—	—
	Award Acceleration

	Total	—	—	—	507,500

Jean-Louis Anspach	Severance Payment	—	—	—	341,250
President, International Specialty	Bonus	—	—	—	153,563
Pharmaceuticals	Benefits	—	—	—	—
	Value of Equity	—	—	—	—
	Award Acceleration

	Total	—	—	—	494,813

(1)	The severance payments set forth in this column would have been paid to Dr. Verwiel in equal installments over a period of 24 months in accordance with our standard payroll procedures and any benefits would be provided over a period of 24 months. For Mr. Gannon and Mr. Fraher, the severance payments set forth in this column would have been paid to them in equal installments over a period of 18 months in accordance with our standard payroll procedures and any benefits would be provided over a period of 18 months.
(2)	All severance payments set forth in this column would have been paid immediately as a lump sum.
(3)	In general, upon the termination of employment of a named executive officer, any unvested Holdings Options are forfeited. However, if such termination of employment is without Cause or by the participant for Good Reason and occurred during the two-year period following a Change of Control (each as defined in the Management Equity Incentive Plan), such unvested Holdings Options that are time-based and premium options immediately vest and become exercisable as of the date of such termination. In the event either Dr. Verwiel or Mr. Gannon is terminated without cause or for good reason, any Holdings Options that are performance-based options that had not vested as of the date of termination would remain outstanding for a 12-month period following termination, and if a Liquidity Event (as defined in the Management Equity Incentive Plan) were to occur within such period, such unvested performance-based options would become vested and exercisable in accordance with the Management Equity Incentive Plan.

Director Compensation

The following table sets forth information concerning the compensation earned by our directors during fiscal year 2011. Directors who are employees of the Company or certain of our parents and subsidiaries do not receive any fees for their services as directors. Dr. Frank Verwiel’s compensation is included above with that of our named executive officers.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total Compensation ($)
David A. Kessler, MD (a)	96,270	(b)	—	107,788	(d)	—	—	—	204,058

Ronald Labrum (a)	21,270	(c)	—	78,250	(e)	—	—	—	99,520

(a)	Dr. Kessler and Mr. Labrum were appointed as Directors of the Company on May 13, 2011.
(b)	This figure reflects payments earned by Dr. Kessler in fiscal year 2011 for his services as an outside director and his services as a consultant to us. During fiscal year 2011, Dr. Kessler earned $21,270 for his services as an outside director. Pursuant to a Consulting Services Agreement, dated November 3, 2008, by and between Dr. Kessler, Axcan Holdings Inc. and Axcan Pharma Inc. (the “Consulting Agreement”) Dr. Kessler earned $75,000 for his services as a consultant during fiscal year 2011.
(c)	This figure reflects quarterly payments earned by Mr. Labrum in fiscal year 2011 for his services as an outside director.
(d)	This figure reflects the grant date fair value of the Holdings Stock Options awarded to Dr. Kessler. Pursuant his appointment as a director of the Company, Dr. Kessler received a grant of 25,000 Holdings Stock Options on May 13, 2011, under the Management Equity Incentive Plan, as amended and restated effective February 11, 2011. In addition, for his services as a consultant to the Company, Dr. Kessler received a grant of 5,000 Holdings Stock Options on June 1, 2011, under the Management Equity Incentive Plan, as amended and restated effective February 11, 2011.

In addition, during fiscal year 2011, Dr. Kessler participated in the option exchange program. Under the option exchange program, Dr. Kessler exchanged Holdings Options to acquire 5,000 shares of Holdings common stock, which he had previously been granted on July 16, 2009, for Replacement Holdings Options to acquire 5,000 shares of Holdings common stock, with exercise price and vesting terms that were slightly different than the tendered Holdings Options. Of the tendered Holdings Options and Replacement Holdings Options, 2,500 were time-based options, 1,250 were premium options and 1,250 were performance-based options.

The portion of Dr. Kessler’s Replacement Holdings Options that are time-based options retained the same vesting schedule as the tendered Holdings Options that were time-based options. Of the portion of Dr. Kessler’s Replacement Holdings Options that are premium options, (a) 20% vested immediately upon the grant date of the Replacement Holdings Options, and 20% will vest on each of the first, second, third and fourth anniversary of the grant date of the Replacement Holdings Options, and (b) have an accreting exercise price that increases on each anniversary of September 22, 2011, rather than the original grant date of the tendered Holdings Options. Lastly, the portion of Dr. Kessler’s Replacement Holdings Options that are performance-based options vest upon the realization of certain profits by the Majority Stockholders as a result of a Liquidity Event. Such profits are calculated on the basis of receipt by the Majority Stockholder of a return on investment that is lower than the required return on investment applicable to the original Holdings Options, but taking into account both the initial Sponsor Price and the aggregate purchase price of, and all related transaction expenses paid by the Majority Stockholder in connection with the acquisition of, any Subsequent Majority Stockholder Shares (as defined in the Management Equity Incentive Plan). In each case, vesting of the Replacement Holdings Options is subject to Dr. Kessler’s continued service on the vesting date of such options.

For additional information regarding the 2011 option exchange program, please see “2011 Option Exchange Program” discussed above.

(e)	This figure reflects the grant date fair value of the Holdings Stock Options awarded to Mr. Labrum. Pursuant the his appointment as a director of the Company, Mr. Labrum received a one-time grant of 25,000 Holdings Stock Options under the Management Equity Incentive Plan, as amended and restated effective February 11, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

Aptalis MidCo Inc., or MidCo, directly owns all our issued and outstanding stock. All of MidCo’s issued and outstanding stock is directly owned by Aptalis Holdings Inc., or Holdings. All equity interests in Holdings are owned, directly or indirectly, by the Sponsor Funds, the Co-investors and certain of our employees, including certain of our named executive officers and directors.

The following table sets forth information with respect to the ownership as of September 30, 2011 for (a) each person known by us to own beneficially more than a 5% equity interest in Holdings, (b) each member of our Board of Directors, (c) each member of Holdings’ board of directors, (d) each of our named executive officers (who are also the named executive officers of Holdings), and (e) all of our and Holdings’ executive officers and directors as a group. We have 100 shares of common stock outstanding, all of which are owned indirectly by Holdings. The beneficial ownership percentages reflected in the table below are based on 67,610,227 shares of Holdings’ common stock outstanding as of September 30, 2011.

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o APTALIS PHARMA INC., Chief Corporate Development Officer, 100 Somerset Corporate Boulevard, Bridgewater, New Jersey USA 08807.

Name and Address of Beneficial Owner	Beneficial Ownership of Common Shares	Percentage Owned
TPG Funds(1)	43,373,684.20	64.15%
Banc of America Capital Investors V, L.P.(2)	5,178,947.40	7.66%
Société Générale de Financement du Québec(3)	4,473,684.20	6.62%
Investor Growth Capital, Ltd	4,450,000	6.58%
Investor Group L.P.	1,050,000	1.55%
Dr. Frank Verwiel(4)	411,203	*
David Mims(5)	243,500	*
Steve Gannon(6)	267,826	*
John Fraher	13,000	*
Jean-Louis Anspach	3,000	*
Theresa Stevens, Esq.	0	—
Richard DeVleeschouwer	0	—
Dr. Fred Cohen(7)	0	—
Dr. Heather Preston(7)	0	—
Todd Sisitsky(7)	0	—
Dr. David Kessler	0	—
Ron Labrum	15,000	*
Abhijeet J. Lele	0	—
All executive officers and directors as a group (15 people)(8)	944,529	1.38%

*	Represents less than one percent.
(1)	APTALIS HOLDINGS INC. shares shown as beneficially owned by TPG Funds (as defined below) reflect an aggregate of the following record ownership: (i) 39,948,067.90 shares of Holdings held by TPG Partners V, L.P., a Delaware limited partnership (“TPG Partners V”), (ii) 104,504.70shares of Holdings held by TPG FOF V-A, L.P., a Delaware limited partnership (“TPG FOF V-A”), (iii) 84,269.50 shares of Holdings held by TPG FOF V-B, L.P., a Delaware limited partnership (“TPG FOF V-B”) and (iv) 3,236,842.10 shares of Holdings held by TPG Biotechnology Partners II, LP., a Delaware limited partnership (“Biotech II” and together with TPG Partners V, TPG FOF V-A, TPG FOF V-B and Biotech II, the “TPG Funds”). The general partner of each of the TPG Partners V, TPG FOF-VA and TPG FOF-VB is TPG GenPar VI, L.P., A Delaware limited partnership, whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership (“Holdings I”), whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”). The general partner of Biotech II is TPG Biotechnology GenPar II, L.P., a Delaware limited partnership, whose general partner is TPG Biotechnology GenPar II Advisors, LLC, a Delaware limited liability company, whose sole member is Holdings I. Messrs. Bonderman and Coulter are directors, officers and sole shareholders of Group Advisors and may therefore be deemed to beneficially own the shares held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by the TPG Funds except to the extent of their pecuniary interest therein. The address of the TPG Funds is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(2)	APTALIS HOLDINGS INC. shares shown as beneficially owned by Banc of America Capital Investors V, L.P. through its investment in TPG Aptalis Co-Invest II, LLC reflect the following record ownership: 5,178,947.40 shares of Holdings held by Banc of America Capital Investors V, L.P. Banc of America Capital Investors V, L.P. is an investment fund controlled by Ridgemont Equity Partners in which Bank of America Corporation has an indirect pecuniary interest. The address of Banc of America Capital Investors V, L.P. is 100 North Tryon Street, 25th floor, Attention: Scott R. Poole, Charlotte, NC 28255.
(3)	APTALIS HOLDINGS INC. shares shown as beneficially owned by Société Générale de Financement du Quebec through its investment in TPG Aptalis Co-Invest, LLC reflect the following record ownership: 4,473,684.20 shares of Holdings held by SGF Bio-Pharma Capital Inc. The address of Société Générale de Financement du Québec is 600 de la Gauichetière West, Suite 1500, Montreal, Quebec, Canada, H3B 4L8.
(4)	Includes vested options to purchase 288,000 shares of common stock of Aptalis Holdings Inc.
(5)	Includes vested options to purchase 184,500 shares of common stock of Aptalis Holdings Inc.
(6)	Includes vested options to purchase 247,186 shares of common stock of Aptalis Holdings Inc.
(7)	Neither Dr. Cohen, Dr. Preston or Mr. Sisitsky has voting power over and disclaims beneficial ownership of the shares held by the TPG Funds. The address of each of Dr. Cohen, Dr. Preston and Mr. Sisitsky is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(8)	Includes vested options to purchase 719,686 shares of common stock of Aptalis Holdings Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the shares of Holdings common stock that may be issued upon the exercise of options and rights (including restricted stock units) under all of our existing equity compensation plans as of September 30, 2011, including the Management Equity Incentive Plan and certain individual arrangements between us and our employees. The table below does not include shares of Holdings common stock that may be issued to certain of our employees as incentive awards correlated to our performance under the Aptalis Holdings Inc. Employee Long Term Incentive Plan, since we cannot predict the value, if any, of such awards or whether any of our employees will elect to receive shares of Holdings common stock in lieu of cash awards under such plan. All of our shares are owned by Aptalis Midholdings, Inc. and we do not have any equity compensation plans under which shares of our common stock are granted.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Plan Category
Equity compensation plans approved by security holders	—		—		—
Equity compensation plans not approved by security holders(1)	5,034,086	(2)	$10.69	(3)	869,807
Total	5,034,086		$10.69		869,807

(1)	Since our indirect parent Holdings is owned primarily by the Sponsor and the majority of members of the Holdings Board are affiliated with the Sponsor, the Holdings Board, and not the Holdings stockholders, have approved all decisions related to equity-based compensation, including the approval of the Management Equity Incentive Plan and individual compensation arrangements with our executive officers.
(2)	This amount includes 4,144,750 shares of Holdings common stock issuable under the Management Equity Incentive Plan, 595,117 shares of Holdings common stock issuable upon the settlement of Restricted Stock Unit (RSUs) awards granted to certain of our employees and 294,219 shares of Holdings common stock issuable upon the exercise of penny options, or options to purchase Holdings Common Stock for $0.01, granted to certain of our employees.
(3)	The weighted-average exercise price reflects the exercise price of all options to purchase Holdings common stock issued under the Management Equity Incentive Plan and does not reflect the exercise price of the RSUs awards or penny option awards, which have exercise prices of $0 and $0.01, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Stockholders Agreement

We have entered into a stockholders agreement with Holdings and the stockholders of Holdings, including investment funds associated with our Sponsors and certain members of our management. Future stockholders may also be required to become parties to the agreement. The stockholders agreement contains agreements among the parties with respect to the election of our directors and the directors of Holdings, restrictions on the issuance of shares (including certain participation rights), restrictions on the transfer of shares (including tag-along rights, drag-along rights and a right of first offer) and other special corporate governance provisions (including the right of our Sponsor and its affiliates to approve various corporate actions).

Registration Rights Agreement

We have entered into a registration rights agreement with Holdings and the stockholders of Holdings, including investment funds associated with our Sponsors and certain members of our management. The registration rights agreement contains customary demand and piggyback registration rights. The agreement also requires Holdings and us to indemnify each holder of registrable securities and certain of their affiliates against liability arising from any violation of the securities laws by Holdings or us or any material misstatements or omissions made by Holdings or us in connection with a public offering.

Management Agreement

We have entered into a management agreement with Holdings and our Sponsors, pursuant to which our Sponsors will provide management and other advisory services to us. In consideration for ongoing management and other advisory services, the management agreement requires us to pay our Sponsors an annual management fee of $750,000 and to reimburse our Sponsors for out-of-pocket expenses incurred in connection with its services. The management agreement also provides that our Sponsors will receive transaction fees in connection with certain subsequent financings and acquisition transactions. The management agreement includes customary indemnification provisions in favor of our Sponsors and its affiliates.

In addition, on December 16, 2009 and April 12, 2011, we entered into an agreement with our Sponsors to clarify our indemnification obligations with respect to the Sponsors and its affiliates. The agreement clarifies that we have the primary obligation to indemnify the Sponsors and its affiliates for expenses and indemnification obligations that we provide to our officers and directors and those of Holdings.

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

	Fiscal Year ended September 30, 2011	Fiscal Year ended September 30, 2010
Audit Fees (1)	$905,195	$778,566
Audit-Related Fees (2)	261,452	42,811
Tax Fees (3)	19,900	24,316
All Other Fees	—	—

Total Fees	$1,186,547	$845,693

(1)	Audit Fees billed during the periods indicated represented fees for the following services: audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, audit of the financial statements of certain subsidiaries and other services normally provided in connection with statutory and regulatory filings.
(2)	Audit-Related Fees billed during the periods indicated represented fees for the following services: issue of consent and comfort letters and other services provided in conjunction with financing transactions and consultations on accounting matters.
(3)	Tax Fees billed during the periods indicated represented fees for the following services: compliance, transfer-pricing studies and other tax consultation.

We do not have an audit committee and as such, the audit committee of Aptalis Holdings Inc., our indirect parent, performs the duties of an audit committee, including the review and pre-approval of fees paid to and services performed by Raymond Chabot Grant Thornton LLP.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, Sate of Alabama, United States of America, on December 19, 2011.

APTALIS PHARMA INC.

By:	/s/ Steve Gannon
	Name:	Steve Gannon
	Title:	Senior Vice President and
Chief Financial Officer and Treasurer

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/s/ Frank Verwiel, M.D.	President, Chief Executive Officer and Director	December 19, 2011
Frank Verwiel, M.D.	(Principal Executive Officer)

/s/ Steve Gannon	Senior Vice President Chief Financial Officer and Treasurer	December 19, 2011
Steve Gannon

/s/ David W. Mims	President, U.S. Specialty Pharmaceuticals; Director, Aptalis Pharma Inc.	December 19, 2011
David W. Mims

/s/ Richard DeVleeschouwer	Senior Vice President, Chief Human Resources Officer and Director, Aptalis Pharma Inc.	December 19, 2011
Richard DeVleeschouwer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Incorporation of APTALIS PHARMA INC. (f/k/a Axcan Intermediate Holdings Inc.), as amended (Exhibit 3.1 to APTALIS PHARMA INC. Form 10-Q filed May 13, 2011).

3.2	By-laws of APTALIS PHARMA INC. (Exhibit 3.2 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.1	Senior Notes Indenture, dated as of May 6, 2008, between APTALIS PHARMA INC., the Guarantors listed therein and The Bank of New York, as Trustee, relating to the 12.75% Senior Notes due 2016 (Exhibit 4.2 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.2	Supplemental Indenture, dated as of December 19, 2008, among Aptalis EU LLC and The Bank of New York Mellon, as trustee, supplementing the Senior Notes Indenture dated as of May 6, 2008 (Exhibit 4.2 to APTALIS PHARMA INC. Form 10-Q filed February 13, 2009).

4.3	Form of 12.75% Senior Notes due 2016 (included in the Senior Notes Indenture filed as Exhibit 4.2 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.4	Registration Rights Agreement, dated as of February 25, 2008, by and between APTALIS PHARMA INC,, the Guarantors named therein and Banc of America Securities LLC, HSBC Securities (USA) Inc., RBC Capital Markets Corporation (Exhibit 4.5 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.5	Registration Rights Agreement, dated as of May 6, 2008, by and between APTALIS PHARMA INC., the Guarantors named therein and Banc of America Securities LLC, HSBC Securities (USA) Inc., RBC Capital Markets Corporation (Exhibit 4.6 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.6	Parallel Debt Agreement, dated as of May 6, 2008, between Aptalis LuxCo 2 S.àr.l. and Aptalis LuxCo 2 S.àr.l and The Bank of New York, relating to the Senior Notes Indenture (Exhibit 4.13 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.7	Pledge Agreement, dated as of February 25, 2008, between APTALIS PHARMA INC., as Pledgor, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Aptalis LuxCo 1 S.àr.l., as Company (Exhibit 4.14 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.8	Pledge Agreement, dated as of February 25, 2008, between APTALIS PHARMA INC., as Pledgor, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Aptalis LuxCo 2 S.àr.l., as Company (Exhibit 4.15 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.9	Deed of Pledge of Membership Rights, dated February 25, 2008, between APTALIS PHARMA INC. and Aptalis US LLC, as Pledgors, and Bank of America, N.A., as Pledgee, and Aptalis Coöperatieve U.A., as Coop (Exhibit 4.16 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.10	Pledge and Security Agreement, dated as of February 25, 2008, between certain subsidiaries of APTALIS PHARMA INC. identified therein, as Grantors, and Bank of America, N.A., as Administrative Agent (Exhibit 4.17 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.11	Supplement No.1, dated as of December 5, 2008, to the Pledge and Security Agreement dated as of February 25, 2008 among APTALIS PHARMA INC., as the Parent Borrower, Aptalis US Partnership 1 LP, as the Co-Borrower, Aptalis MidCo Inc., as Holdings, certain other Subsidiaries of APTALIS PHARMA INC. from time to time party thereto and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined therein) (Exhibit 4.3 to APTALIS PHARMA INC. Form 10-Q filed February 13, 2009).

4.12	Pledge Agreement, dated as of February 25, 2008, between Aptalis LuxCo 2 S.àr.l., as Pledgor, Bank of America, N.A., as Administrative and Collateral Agent, and Aptalis Nova Scotia 1 ULC, as Company (Exhibit 4.18 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.13	Deed of Hypothec in favor of Bank of America, N.A., dated as of February 25, 2008 (Exhibit 4.19 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

EXHIBIT NO.	EXHIBIT

4.14	Debenture, dated as of February 25, 2008 (Exhibit 4.20 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

4.15	Pledge of Debentures, dated as of February 25, 2008, between Aptalis Pharma Inc. and the Secured Parties (as defined therein) (Exhibit 4.21 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.1	Management Services Agreement, dated as of February 21, 2008, by and among Aptalis Holdings Inc., APTALIS PHARMA INC. and TPG Capital, L.P. (Exhibit 10.1 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.2	Joinder to Management Services Agreement, dated as of February 25, 2008, by and among TPG Capital, L.P., Aptalis Pharma Inc. and Aptalis US Partnership 1 LP (Exhibit 10.2 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.3+	Exclusive Development/License/Supply Agreement, dated May 16, 2000, between Eurand S.p.A. (f/k/a Eurand International S.p.A.) and Aptalis Pharma US, Inc. (f/k/a Aptalis Scandipharm Inc.), as amended by Amendment No. 1, dated March 23, 2007 (Exhibit 10.5 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.4+	Finished Product Supply Agreement, dated October 8, 2003, by and between Sanofi-Aventis U.S. LLC (successor in interest of Aventis Pharmaceuticals Inc.) and Aptalis Pharma Inc., as amended by Amendment No. 1, dated August 2, 2008 (Exhibit 10.6 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.5+	Manufacturing Services Agreement, dated October 1, 2003, between Patheon Inc. and Aptalis Pharma Inc. (Exhibit 10.7 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.6+	Supply Agreement, dated May 7, 2004, between Paddock Laboratories, Inc. and Aptalis Pharma Inc. (Exhibit 10.8 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.7	Amendment and Restatement Agreement, dated as of February 11, 2011 to the Credit Agreement, dated as of February 25, 2008, between APTALIS PHARMA INC., as Parent Borrower, Aptalis US Partnership 1 LP, as Co-borrower, Aptalis MidCo Inc., as Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the several lenders from time to time party thereto (Exhibit 10.1 to APTALIS PHARMA INC. Form 8-K filed February 11, 2011).

10.8	Guaranty, dated as of February 25, 2008, among Aptalis MidCo Inc., APTALIS PHARMA INC., Aptalis US Partnership 1 LP, certain other Subsidiaries of APTALIS PHARMA INC. from time to time party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.10 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.9	Supplement No.1, dated as of December 5, 2008, to the Guaranty dated as of February 25, 2008 among Aptalis MidCo Inc., APTALIS PHARMA INC., Aptalis US Partnership 1 LP, certain other Subsidiaries of APTALIS PHARMA INC. from time to time party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to APTALIS PHARMA INC. Form 10-Q filed February 13, 2009).

10.10†	Amendment and Restatement of Employment Agreement between Aptalis Pharma Inc., Aptalis Pharma US, Inc., Aptalis Holdings Inc. and Dr. Frank A.G.M. Verwiel, dated May 16, 2008 (Exhibit 10.11 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.11†	Employment Agreement between Aptalis Pharma Inc., Aptalis Pharma US, Inc., Aptalis Holdings Inc. and David Mims, dated June 3, 2008 (Exhibit 10.12 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.12†	Employment Agreement between Aptalis Pharma Inc., Aptalis Pharma US, Inc., Aptalis Holdings Inc. and Steve Gannon, dated July 3, 2008 (Exhibit 10.13 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.13†	Employment Agreement between Aptalis Holdings, Inc. and Jean-Louis Anspach, dated February 17, 2011.*

10.14†	Employment Letter between Aptalis Pharma US, Inc. and Theresa Stevens, dated March 27, 2009.*

10.15†	Employment Agreement between Aptalis Pharma Inc., Aptalis Pharma US, Inc., Aptalis Holdings, Inc. and John Fraher, dated February 27, 2011.*

10.16†	Aptalis Pharma Inc. Severance Pay Plan (Exhibit 10.16 to APTALIS PHARMA INC. Form S-4/A filed November 12, 2008).

10.17†	Aptalis Pharma Inc. Incentive Compensation Plan for Executives (Exhibit 10.18 to APTALIS PHARMA INC. Form S-4/A filed November 12, 2008).

10.18†	Form of Aptalis Holdings Inc. Management Stockholders’ Agreement (Exhibit 10.19 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

EXHIBIT NO.	EXHIBIT

10.19†	Amended and Restated Aptalis Holdings Inc. Management Equity Incentive Plan.*

10.20†	Form of Restricted Stock Unit Grant Agreement between Aptalis Holdings Inc. and U.S. Grantee (Exhibit 10.20 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.21†	Form of Restricted Stock Unit Grant Agreement between Aptalis Holdings Inc. and French Grantee (Exhibit 10.21 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.22†	Form of Penny Option Grant Agreement between Aptalis Holdings Inc. and Optionee (Exhibit 10.22 to APTALIS PHARMA INC. Form S-4 filed October 7, 2008).

10.23†	Aptalis Holdings Inc. Employee Long Term Incentive Plan. (Exhibit 102.3 to APTALIS PHARMA INC. Form 10-K filed December 22, 2008).

10.24	Agreement and Plan of Merger by and among Aptalis Holdings Inc., Axcan Lone Star Inc., Mpex Pharmaceuticals, Inc. and the Securityholders’ Representative Committee, dated April 11, 2011 (Exhibit 2.1 to Aptalis Pharma Inc. Form 10-Q filed August 12, 2011)

10.25	First Amendment to Agreement and Plan of Merger by and among Aptalis Holdings Inc., Axcan Lone Star Inc., Mpex Pharmaceuticals, Inc. and the Securityholders’ Representative Committee, dated April 11, 2011 (Exhibit 2.5 to Aptalis Pharma Inc. Form 10-Q filed August 12, 2011)

10.26	Option Agreement by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc., dated April 11, 2011 (Exhibit 2.2 to Aptalis Pharma Inc. Form 10-Q filed August 12, 2011)

10.27	First Amendment to Option Agreement, by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc., dated April 11, 2011 (Exhibit 2.5 to Aptalis Pharma Inc. Form 10-Q filed August 12, 2011)

10.28	Development Agreement by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc., dated April 11, 2011 (Exhibit 2.3 to Aptalis Pharma Inc. Form 10-Q filed August 12, 2011)

10.29	License Agreement by and among Aptalis Holdings Inc., Axcan Lone Star Inc. and Mpex Pharmaceuticals, Inc., dated April 11, 2011 (Exhibit 2.4 to Aptalis Pharma Inc. Form 10-Q filed August 12, 2011)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of APTALIS PHARMA INC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk (*) are filed herewith.
+	This Exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and have been marked by the following symbol: [ ** ].
†	Denotes management contract or compensatory plan or arrangement