Form 10-Q
period 2011-12-31
Aptalis Pharma Inc
filed 2012-02-10
CIK 1444570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

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

As of February 10, 2012, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Aptalis MidHoldings Inc.

APTALIS PHARMA INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes assumptions, expectations, projections, intentions and beliefs about future events. These statements are intended as “forward-looking statements.” We caution that assumptions, expectations, projections, intentions and beliefs about future events may and often do vary from actual results and the differences can be material.

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

In addition to the risks and uncertainties included or incorporated by reference in this Quarterly Report on Form 10-Q, other factors that could cause our actual results or actual outcomes to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to:

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

When used in this document, the words “anticipate”, “believe”, “intend”, “estimate”, “project”, “forecast”, “plan”, “potential”, “will”, “may”, “should” and “expect” reflect forward-looking statements. Such statements reflect our current views and assumptions and all forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from expectations. The factors that could affect our future financial results are discussed more fully under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, “Risk Factors” in Item 1A of Part II of this Quarterly Report, as well as elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the U.S. Securities and Exchange Commission, referred to herein as the SEC. We caution readers of this Quarterly Report on Form 10-Q, also referred to herein as the Quarterly Report, not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

The names APTALIS®, APTALIS PHARMA®, EURAND®, AEROQUIN®, CANASA®, CARAFATE®, DELURSAN®, FLUTTER®, LACTEOL®, PANZYTRAT®, PHOTOBARR®, PHOTOFRIN®, PYLERA®, RECTIV®, SALOFALK®, ULTRASE®, VIOKASE® and ZENPEP® are trademarks or registered trademarks owned or used under license by the Company and/or its affiliated companies.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APTALIS PHARMA INC.

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars, except share related data)

	December 31, 2011	September 30, 2011
	(unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	132,005	126,509
Accounts receivable, net	88,014	75,616
Accounts receivable from the parent company (Note 18)	713	676
Income taxes receivable	1,968	2,972
Inventories, net (Note 6)	41,817	47,838
Prepaid expenses and other current assets	13,147	13,980
Deferred income taxes, net (Note 13)	8,941	4,730

Total current assets	286,605	272,321
Property, plant and equipment, net (Note 7)	84,029	84,411
Intangible assets, net (Note 8)	808,210	690,893
Goodwill, net (Note 8)	178,626	179,843
Deferred debt issue expenses, net of accumulated amortization of $13,636 ($12,142 as of September 30, 2011) (Note 11)	27,872	29,369
Deferred income taxes, net (Note 13)	360	1,023

Total assets	1,385,702	1,257,860

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 10)	193,436	159,357
Income taxes payable (Note 13)	3,283	9,784
Installments on long-term debt (Note 11)	8,800	8,511

Total current liabilities	205,519	177,652
Long-term debt (Note 11)	966,089	968,428
Other long-term liabilities (Note 3 and 5)	147,931	56,588
Deferred income taxes (Note 13)	80,219	82,566

Total liabilities	1,399,758	1,285,234

Shareholders’ Deficit
Capital Stock (Note 14)
Common shares, par value $0.001; 100 shares authorized: 100 issued and outstanding	1	1
Deficit	(636,401)	(656,476)
9.05% Note receivable from the parent company (Note 18)	(78,154)	(78,154)
Additional paid-in capital	756,793	757,224
Accumulated other comprehensive loss	(56,295)	(49,969)

Total shareholders’ deficit	(14,056)	(27,374)

Total liabilities and shareholders’ deficit	1,385,702	1,257,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

These condensed interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.

Condensed Consolidated Statements of Operations

(in thousands of U.S. dollars)

(unaudited)

	Three Months Ended December 31,
	2011	2010
	$	$
Net product sales	150,466	85,938
Other revenue	1,937	—

Total revenue	152,403	85,938

Cost of goods sold (a)	37,180	17,423
Selling and administrative expenses (a) (Note 12)	33,267	25,171
Management fees (Note 18)	1,431	838
Research and development expenses (a)	15,754	6,955
Depreciation and amortization	21,062	13,573
Transaction, restructuring and integration costs (Notes 3 and 4)	2,714	3,048

Total operating expenses	111,408	67,008

Operating income	40,995	18,930

Financial expenses (Note 12)	22,099	16,229
Interest income	(69)	(192)
Loss on foreign currencies	196	243

Total other expenses	22,226	16,280

Income before income taxes	18,769	2,650
Income taxes expense (benefit) (Note 13)	(1,306)	1,204

Net income	20,075	1,446

(a)	Excluding depreciation and amortization

The accompanying notes are an integral part of the condensed consolidated financial statements.

These condensed interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.

Condensed Consolidated Shareholders’ Deficit and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except share related data)

(unaudited)

	Common Shares			Additional Paid-in Capital	9.05% Note Receivable From Parent Company	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount	Deficit
	(number)	$	$	$	$	$	$
Balance, October 1, 2010	100	1	(468,152)	614,113	(133,154)	(33,840)	(21,032)

Net income	—	—	1,446	—	—		1,446
Foreign currency translation adjustments	—	—	—	—	—	(2,029)	(2,029)

Total Comprehensive loss							(583)
Stock-based compensation expense	—	—		491	—	—	491
Stock-based compensation plan redemptions	—	—	—	(49)	—	—	(49)
Provision on interest receivable from parent company	—	—	—	(3,037)	—	—	(3,037)
Interest income from parent company, net of taxes of $1,063	—	—	—	1,974	—	—	1,974

Balance, December 31, 2010	100	1	(466,706)	613,492	(133,154)	(35,869)	(22,236)

Amounts related to foreign currency translation adjustments						(35,869)

Accumulated other comprehensive loss						(35,869)

Balance, October 1, 2011	100	1	(656,476)	757,224	(78,154)	(49,969)	(27,374)

Net income	—	—	20,075	—	—		20,075
Hedging contracts fair value adjustments, net of taxes of $7	—	—	—	—	—	(246)	(246)
Foreign currency translation adjustments	—	—	—	—	—	(6,080)	(6,080)

Total Comprehensive loss							13,749
Stock-based compensation expense	—	—	—	653	—	—	653
Stock-based compensation plan redemptions	—	—	—	(463)	—	—	(463)
Provision on interest receivable from parent company	—	—	—	(1,778)	—	—	(1,778)
Interest income from parent company, net of taxes of $621	—	—	—	1,157	—	—	1,157

Balance, December 31, 2011	100	1	(636,401)	756,793	(78,154)	(56,295)	(14,056)

Amounts related to foreign currency translation adjustments, net of tax						(40,084)
Amounts related to hedging contracts fair value adjustments, net of tax						(16,211)

Accumulated other comprehensive loss						(56,295)

The accompanying notes are an integral part of the condensed consolidated financial statements.

These condensed interim financial statements should be read in conjunction with the annual consolidated financial statements.

APTALIS PHARMA INC.

Condensed Consolidated Cash Flows

(in thousands of U.S. dollars)

(unaudited)

	Three Months Ended December 31,
	2011	2010
	$	$
Cash flows from operating activities
Net income	20,075	1,446
Adjustments to reconcile net income to cash flows from operating activities:
Non-cash financial expenses	2,258	1,754
Depreciation and amortization	21,062	13,573
Stock-based compensation expense	653	491
Loss on disposal and write-down of assets	—	30
Non-cash loss on foreign exchange	750	39
Deferred income taxes	(4,892)	(1,601)
Changes in assets and liabilities:
Accounts receivable	(13,118)	(12,608)
Accounts receivable from the parent company	(37)	(38)
Income taxes receivable	1,001	(1,937)
Inventories	5,232	1,127
Prepaid expenses and other current assets	795	568
Accounts payable and accrued liabilities	(8,967)	(1,914)
Other long-term liabilities	(4,741)	—
Income taxes payable	(6,835)	2,766

Net cash provided by operating activities	13,236	3,696

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,331)	(1,135)

Net cash used in investing activities	(4,331)	(1,135)

Cash flows from financing activities
Repayment of long-term debt	(2,216)	(13,163)
Stock-based compensation plan redemptions	(463)	(49)

Net cash used in financing activities	(2,679)	(13,212)

Foreign exchange loss on cash held in foreign currencies	(730)	(116)

Net increase (decrease) in cash and cash equivalents	5,496	(10,767)
Cash and cash equivalents, beginning of period	126,509	161,503

Cash and cash equivalents, end of period	132,005	150,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

These condensed interim financial statements should be read in conjunction with the annual consolidated financial statements.

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

On December 28, 2011, the Company entered into a license agreement to acquire the exclusive rights to commercialize RectivTM (nitroglycerin) Ointment 0.4% (“Rectiv”) in the U.S. As described in Note 3, the Eurand and Rectiv transactions have been accounted for in accordance with the acquisition method of accounting for business combinations. Accordingly, the Company’s condensed consolidated financial statements reflect the assets, liabilities and results of operations of Eurand and Rectiv from the date of acquisition.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars, the reporting currency, and prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the requirements of the Securities and Exchange Commission for reporting on Form 10Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2011. When necessary, the financial statements include amounts based on informed estimates and best judgment of management. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. In Management’s opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operation for the periods shown. Certain prior period amounts have been reclassified to conform to the current period presentation. All intercompany transactions and balances have been eliminated on consolidation.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity two options to present the components of net income and other comprehensive income; (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity (deficit). In December 2011, the FASB issued an amendment to indefinitely defer the specific requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. All other provisions of this new guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will change how the Company presents other comprehensive income (loss) which has been historically presented as part of the Consolidated Statement of Shareholder’s equity (deficit).

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

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

3.	Business Combinations

Acquisition of Eurand N.V. (“Eurand”)

Description of the transaction

On February 11, 2011 (or the “Acquisition Date”), Axcan Holdings Inc., which subsequently changed its name to Aptalis Holdings Inc. (“Aptalis Holdings”), the Company’s indirect parent, and Axcan Pharma Holding B.V. (“Axcan AcquisitionCo”), an indirect subsidiary of the Company, pursuant to a Share Purchase Agreement dated November 30, 2010 (as amended) acquired the outstanding equity of Eurand N.V. (“Eurand”) for total cash consideration of approximately $589,555,000. As a result of the acquisition, Eurand has become an indirect subsidiary of the Company. Prior to the transaction, Eurand was a specialty pharmaceutical company that developed, manufactured and commercialized enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was a global company with facilities in the U.S. and Europe. The acquisition of Eurand enables the Company to leverage the combination of two leading specialty pharmaceutical players, expand its gastroenterology product portfolio and provide the Company with a proprietary R&D growth engine and technology platforms supported by an extensive patent portfolio to meaningfully diversify its business and expand its geographic and manufacturing footprint.

Assets acquired and liabilities assumed

The Company finalized its purchase price allocation during the fourth quarter of the fiscal year ended September 30, 2011.

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

(b)

Reflects the adjustment to step-up the carrying value of inventory acquired by $18,727,000 to estimated fair value as of February 11, 2011. The stepped-up value was recorded as a charge to cost of goods sold as acquired inventory was sold.

(c)	Includes prepaid assets and income tax receivable.

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

Transaction related costs

During the three months ended December 31, 2010, the Company had expensed $1,848,000 of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the transaction with Eurand, which are included in transaction, restructuring and integration costs in the accompanying Condensed Consolidated Statements of Operations. The Company did not incur transaction related costs during the three months ended December 31, 2011.

Acquisition of Rectiv™

On December 28, 2011, the Company entered into a license agreement with Strakan International S.A.R.L., and Prostrakan Inc. (collectively “ProStrakan”) to acquire the exclusive rights to commercialize Rectiv™ (nitroglycerin) Ointment 0.4% (“Rectiv™”) in the U.S (the “Rectiv Transaction”). In addition, the Company and ProStrakan have the right to undertake development work with respect to Rectiv™. Rectiv™ received FDA approval in June 2011 and is indicated for the treatment of moderate to severe pain associated with chronic anal fissure. On January 10, 2012, the Company made an upfront payment to ProStrakan of $20,000,000 and will pay a series of potential milestones comprising of a commercialization milestone payment of $20,000,000, payments up to $40,000,000 upon the achievement of certain sales milestones and double-digit royalties on net sales of Rectiv™. The Company has also entered into a separate supply agreement with ProStrakan and has the ability to change its source of supply of the product in the future. The Company plans to launch Rectiv™ in fiscal 2012.

The Rectiv Transaction has been accounted for as a business combination under the acquisition method of accounting. The fair value of the consideration payable was determined to be $139,200,000 as of the acquisition date comprising of non-contingent milestones of $38,900,000 and contingent milestones and royalty payments of $100,300,000. The current and long-term portions of consideration payable were determined to be $43,500,000 and $95,700,000 and are reflected within accounts payable and accrued liabilities and other long-term liabilities respectively. The total fair value of the consideration transferred has been provisionally assigned (pending the finalization of a definitive valuation) to trademark license intangible asset valued at $139,200,000. The trademark license intangible asset has an estimated useful life of approximately 8 years.

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

The Company determined the acquisition date fair value of the contingent consideration based on a probability weighted income approach. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement with the fair value hierarchy. These inputs include the estimated amount and timing of projected cash payments, the probability of the achievement of future milestone events, the risk-adjusted discount rate used to present value the probability-weighted cash flows, revenue estimates and other factors. These inputs are significant assumptions and changes in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various milestone criteria. A 1% change in the discount rate, assuming all other assumptions remain consistent would result in a change of $3,000,000 to our contingent consideration obligation. A 10% change in our projected cash flows, assuming all other assumptions remain consistent would result in a change of $7,000,000 to our contingent consideration obligation ..

Subsequent to the acquisition date, on a quarterly basis at each reporting date, the contingent consideration liability will be remeasured at current fair value with changes recorded in earnings.

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

Restructuring actions taken thus far include workforce reductions across the Company and other organizational changes. These reductions primarily come from the elimination of redundancies and consolidation of staff in the sales and marketing, manufacturing, research and development, and general and administrative functions, as well as from the closure of Eurand’s manufacturing facility in Nogent-Oise, France.

The Company recorded a restructuring expense in the amount of $223,000 during the three months ended December 31, 2011 related to planned employee termination costs included in Transaction, restructuring and integration on the Condensed Consolidated Statements of operations. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination.

The following table summarizes restructuring liability activity related to the Eurand acquisition for the quarter ended December 31, 2011

Severance and related benefits
$
Restructuring liability balance September 30, 2011	3,699
Expense	223
Payments	(2,788)

Restructuring liability balance December 31, 2011	1,134

The Company had incurred restructuring expense of $16,051,000 during the fiscal year ended September 30, 2011. The Company estimates that it will incur additional restructuring costs between $600,000 and $1,200,000 primarily consisting of severance costs. The restructuring actions taken thus far are expected to be substantially completed by the end of 2012.

The Company has incurred integration costs of $2,491,000 during the three months ended December 31, 2011 ($1,200,000 was expensed in the three months ended December 31, 2010) representing certain external, incremental costs directly related to integrating the Eurand business and primarily include expenditures for consulting and systems integration. Restructuring and integration costs are included in transaction, restructuring and integration costs in the accompanying Condensed Consolidated Statements of Operations.

5.	Acquisitions, Research Collaborations and License Agreements

Agreements with Mpex Pharmaceuticals Inc. for the acquisition and development of Aeroquin™

On April 11, 2011, Aptalis Holdings and Axcan Lone Star Inc. (“MergerSub”), the Company’s affiliates, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Subsequently on August 31, 2011, under the terms of these agreements, Aptalis Holdings and Merger Sub acquired all of Mpex’s assets related to Aeroquin™ in a merger of Mpex with and into Merger Sub, with Mpex being the surviving corporation and a direct, wholly-owned unrestricted subsidiary of us. Prior to the merger, Mpex transferred all of its assets that are not related to Aeroquin™ to Rempex, a newly formed company that is owned primarily by the previous Mpex stockholders. As a result of the Aeroquin Transaction, the Company made an initial non-contingent payment of $12,000,000 on April 21, 2011. Additional consideration in relation with the Aeroquin Transaction consists of (i) remaining time-based, non-contingent payments amounting to $33,000,000 and an additional $17,500,000 of time-based payments will be paid in a number of installments, of which the final installment is due on April 1, 2014, plus, (ii) contingent payments of up to $195,000,000 if certain regulatory and commercial milestones are met related to Aeroquin™, and (iii) earn-out payments based on net sales of Aeroquin™. Indemnity obligations of the Mpex security holders will be satisfied by set-off against a portion of the foregoing merger consideration payments.

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

The further development of Aeroquin™ is being conducted pursuant to the terms of the Development Agreement dated April 11, 2011 among Aptalis Holdings, Merger Sub, and Mpex. Since the completion of the divestiture of assets and liabilities unrelated to Aeroquin™ (the “Divestiture”) to Rempex, Rempex has assumed all of Mpex’s obligations under the Development Agreement. Under the Development Agreement, Mpex (and after the Divestiture, Rempex) will be paid for the actual development costs of Aeroquin™ and has primary responsibility for conducting day-to-day development activities. The Company will be required to pay in advance development costs estimated for the next three months based on a rolling three months forecast. The Company and Merger Sub will have input regarding development strategy. Pursuant to the Development Agreement, on April 12, 2011 Mpex was paid $8,731,000 for development expenses incurred by Mpex from November 15, 2010, to March 31, 2011, which has been expensed as acquired in-process research and an additional $9,913,000 for estimated development costs to be incurred during the first three months of the Development Agreement, of which $8,514,000 has been expensed as research and development. All payments under the Development Agreement, Option Agreement and Merger Agreement to Mpex or Mpex security holders, as applicable, will be made by or on behalf of Merger Sub (or after the consummation of the Merger, the Surviving Company).

During the quarter ended December 31, 2011, the Company expensed $6,124,000 as research and development related to the development of Aeroquin™. As of December 31, 2011, (i) $7,598,000 reflecting forecasted development costs for the next three months is included in prepaid expenses and other current assets and (ii) $40,439,000 represents the amount accrued for the non-contingent payments payable under the Option and Merger agreements with $28,275,000 included in other long term liabilities and the balance included in accounts payable and accrued liabilities.

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

6.	Inventories

	December 31, 2011	September 30, 2011
	$	$
Raw material and packaging material, net of reserve for obsolescence of $2,607 ($3,197 at September 30, 2011)	4,005	19,741
Work in progress, net of reserve for obsolescence of $986 ($1,141 at September 30, 2011)	4,230	5,282
Finished goods, net of reserve for obsolescence of $1,527 ($1,290 at September 30, 2011)	33,582	22,815

	41,817	47,838

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

7.	Property, Plant and Equipment

	December 31, 2011
	Cost	Accumulated depreciation	Net
	$	$	$
Land	4,614	—	4,614
Buildings	44,608	6,580	38,028
Machinery, equipment and office furnishings	37,337	7,806	29,531
Computer equipment and software	27,430	16,768	10,662
Leasehold improvements	1,786	592	1,194

	115,775	31,746	84,029

	September 30, 2011
	Cost	Accumulated depreciation	Net
	$	$	$
Land	4,713	—	4,713
Buildings	45,369	6,165	39,204
Machinery, equipment and office furnishings	36,427	6,864	29,563
Computer equipment and software	25,853	15,583	10,270
Leasehold improvements	1,194	533	661

	113,556	29,145	84,411

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

8.	Goodwill and Intangible Assets

The following table reflects the changes in carrying amount of goodwill from September 30, 2011 to December 31, 2011:

	December 31, 2011	September 30, 2011
	$	$
Balance, beginning of period	179,843	73,540
Acquisition of Eurand (Note 3)	—	106,517
Foreign exchange	(1,217)	(214)

Balance, end of period	178,626	179,843

Trademarks, trademark licenses, manufacturing rights and other intangible assets with a finite life

The following table reflects the changes in the carrying amount of intangible assets:

	December 31, 2011
	Cost	Accumulated amortization	Net
	$	$	$
Balance, at October 1, 2011	860,614	169,721	690,893
Additions (Note 3)	139,200	—	139,200
Amortization	—	17,909	(17,909)
Foreign exchange	(4,976)	(1,002)	(3,974)

Balance, at December 31, 2011	994,838	186,628	808,210

	September 30, 2011
	Cost	Accumulated amortization	Net
	$	$	$
Balance, at October 1, 2010	459,207	111,245	347,962
Acquisition of Eurand (Note 3)	413,929	—	413,929
Other additions	431	—	431
Disposal of the PHOTOFRIN/PHOTOBARR product line	(11,749)	(1,503)	(10,246)
Amortization	—	60,568	(60,568)
Foreign exchange	(1,204)	(589)	(615)

Balance, at September 30, 2011	860,614	169,721	690,893

As disclosed in Note 3, a trademark license intangible asset of $139,200,000 was recorded resulting from the Rectiv transaction and is reflected in the table above as additions made during the first quarter of fiscal 2012.

During the quarter ended December 31, 2011, the Company learned that a generic competitor to Delursan was being assessed by AFSSAPS (Agence francaise de securite sanitaire des produits de santé). Management considered the possible impact of a generic entrant in the market on Delursan’s future revenues. On reassessment, the Company reduced the remaining estimated useful life of the Delursan intangible asset to 5 years. As a result, an additional amortization expense of $1,630,000 was recorded in the first quarter of fiscal 2012.

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

9.	Segment Information

Prior to the acquisition of Eurand, the Company operated in one operating segment, pharmaceutical products. Following the acquisition of Eurand, the Management of the Company reassessed the internal reporting structure and composition of its business units and concluded, based on the level of detail contained in the financial information package used by the Company’s chief operating decision maker to drive operational decision making, that it continues to operate in one operating segment, pharmaceutical products.

The Company operates in the following geographic areas:

	Three Months Ended December 31,
	2011	2010
	$	$
Total revenue
United States
Domestic sales	111,858	57,949
Foreign sales	1,518	270
Canada
Domestic sales	9,777	10,046
Foreign sales	—	136
European Union
Domestic sales	13,709	12,926
Foreign sales	15,541	4,611

	152,403	85,938

Revenue is attributed to geographic areas based on the country of origin of the sales.

	December 31, 2011	September 30, 2011
	$	$
Property, plant, equipment and intangible assets
Canada	245,630	253,590
United States	187,029	47,314
European Union	459,580	474,400

	892,239	775,304

	December 31, 2011	September 30, 2011
	$	$
Goodwill
Canada	61,887	61,887
United States	20,931	20,931
European Union	95,508	97,025

	178,626	179,843

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

10.	Accounts payable and accrued liabilities

	December 31, 2011	September 30, 2011
	$	$
Accounts payable	20,413	22,881
Contract rebates, product returns and accrued chargebacks	65,268	64,566
Accrued compensation and benefits	18,322	26,288
Accrued purchase consideration on business combination (Note 3)	43,500	—
Accrued research and development costs	16,517	17,359
Accrued royalties	3,719	3,951
Accrued liabilities related to Unapproved Pep’s	2,775	3,064
Deferred revenue	1,453	2,970
Accrued interest on long-term debt	10,024	2,515
Others accrued liabilities	11,445	15,763

	193,436	159,357

11.	Long-term Debt

	December 31, 2011	September 30, 2011
	$	$

Senior secured term loan of $742,500 at December 31, 2011 ($744,375 at September 30, 2011) bearing interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the prime rate of Banc of America Securities LLC, (b) the federal funds effective rate plus 1/2 of 1.00% and (c) the three-month LIBOR rate plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margins for borrowings under the Senior Secured Term Loan Facility are 3.00% with respect to base rate borrowings and 4.00% with respect to LIBOR borrowings. In addition, the LIBOR rate and base rate for borrowings under the Senior Secured Term Loan Facility are subject to a floor of 150 basis points and 250 basis points, respectively, secured by substantially all of the present and future assets of the Company, payable in quarterly installments, maturing in February 2017, subject to interest rate swap agreements as further disclosed in Note 16.

	739,412	741,142
Unsecured loan of 1,502 Euros at December 31, 2011 (1,752 Euros at September 30, 2011), with a variable interest of 1.6% above Euribor. Euribor interest rate has a cap of 2.5%	1,948	2,356
Senior unsecured notes, bearing interest at 12.75% and maturing in March 2016	233,529	233,441

	974,889	976,939
Installments due within one year	8,800	8,511

	966,089	968,428

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

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

The Company borrowed $500,000,000 of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition of Eurand. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of the Company and Eurand, were used to repay the outstanding term loan portion amounting to $125,660,000 of the Company’s existing senior secured credit facilities. Following the repayment, all unamortized deferred financing fees of $2,653,000 and original issuance discount of $3,188,000 related to the term loan were written off and included in loss on extinguishment of debt during the three months ended March 31, 2011.

On February 25, 2008, the Company had issued $228,000,000 aggregate principal amount of its 9.25% senior secured notes (the “Senior Secured Notes”) due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. On March 15, 2011, $250,000,000 of the Senior Secured Term Loan Facility was drawn to redeem the Company’s Senior Secured Notes at a redemption price of 106.938%. The aggregate redemption amount consisted of $228,000,000 in aggregate principal amount, and $15,819,000 of redemption premium which is included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. Following the redemption all unamortized deferred financing fees of $4,992,000 and original issuance discount of $1,659,000 related to these notes were written off and included in Loss on extinguishment of during the three months ended March 31, 2011.

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

At December 31, 2011, $750,000,000 of term had been issued and no amounts had been drawn during the year against the revolving credit facility. The term loans were priced at $0.995, with a yield to maturity of 5.6%, before the effect of interest rate swaps as disclosed in Note 16. The Amended and Restated Senior Secured Credit Facility requires the Company to meet certain financial covenants, beginning in the quarter ended June 30, 2011. The maintenance of these financial covenants is solely with respect to the Senior Secured Revolving Credit Facility. These covenants were met as of December 31, 2011.The credit agreement governing the Amended and Restated Senior Secured Credit Facility requires the Company to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Amended and Restated Senior Secured Credit Facility, (2) commencing with the fiscal year ending September 30, 2012, 50% (which percentage will be reduced if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Senior Secured Term Loan Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by the Company or by its subsidiaries, subject to reinvestment rights and certain other exceptions.

Pursuant to the annual excess cash flow requirements defined in the preceding credit agreement, the Company was required to prepay $13,163,000 of outstanding term loans in the first quarter of fiscal year 2011. The Company was not required to make prepayments in the first quarter of fiscal year 2012.

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

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

Payments required in each of the next five twelve-month periods to meet the retirement provisions of the long-term debt are as follows:

$
2012	8,800
2013	8,149
2014	7,500
2015	7,500
2016	242,500
Thereafter	705,000

979,449
Unamortized original issuance discount	4,560

974,889

12.	Information Included in the Consolidated Operations and Cash Flows

a)	Financial expenses

	Three Months Ended December 31,
	2011	2010
	$	$
Interest on long-term debt , including amortization of original issuance discount of $232 ($511 in 2010)	18,102	14,606
Accretion expense on amounts payable for the Aeroquin transaction	729	—
Interest and bank charges	(210)	245
Interest rate swaps (Note 16)	1,690	—
Financing fees	294	135
Amortization of deferred debt issue expenses	1,494	1,243

	22,099	16,229

b)	Other information

	Three Months Ended December 31,
	2011	2010
	$	$
Rental expenses	843	884
Shipping and handling expenses	1,793	1,338
Advertizing expenses	2,554	1,379
Depreciation of property, plant and equipment	3,153	2,118
Amortization of intangible assets	17,909	11,455
Stock-based compensation expense	653	491

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

c)	Supplemental cash flow information

	Three Months Ended December 31,
	2011	2010
	$	$
Interest received	86	192
Interest paid	12,004	1,334
Income taxes received	8	—
Income taxes paid	9,496	2,285
Non-cash investing activities:
Acquisition of Rectiv, purchase consideration at fair value	139,200	—

13.	Income Taxes

The Company establishes a valuation allowance against deferred tax assets in accordance with U.S. GAAP. At December 31, 2011, the Company has a valuation allowance of $163,652,000 mainly against the following net deferred tax assets: $122,504,000 for unused losses, $6,262,000 for interest rate swaps, $12,720,000 for tax credits, $3,898,000 for stock-based compensation. The jurisdictions in which the Company recorded valuation allowances are the United States for $149,489,000, France for $13,235,000 and Canada for $928,000. In future periods, if the deferred tax assets are determined by management to be more likely than not to be realized, the tax benefits relating to the reversal of the valuation allowance will be recorded in the Consolidated Statements of Operations.

The Company’s effective tax rate for the three months ended December 31, 2011 was minus 6.97% compared to 45.43% in the prior year’s period. The effective tax rate for the three months ended December 31, 2011, is affected by a number of elements, the most important being the tax benefit arising from a financing structure of $4,200,000, the reversal of a valuation allowance of $1,895,000, unrecognized tax benefits reversal of $1,741,000 and the difference with foreign tax rates of $1,236,000.

At December 31, 2011, with respect to uncertain tax positions, the Company had unrecognized tax benefits of $5,677,000 ($14,769,000 at September 30, 2011).

The following table presents a summary of the changes to unrecognized tax benefits:

	Three Months Ended December 31,
	2011	2010
	$	$
Balance, beginning of period	14,769	11,485
Additions based on tax positions related to the current year	—	8
Additions for tax positions of prior years	49	433
Settlements	(7,243)	(1,063)
Reductions for tax positions of prior years	(1,898)	(29)

Balance, end of period	5,677	10,834

The Company has historically recognized interest relating to income tax matters as a component of financial expenses and penalties related to income tax matters as a component of income tax expense. At December 31, 2011, the Company had accrued $1,151,000 ($2,410,000 at September 30, 2011) for interest relating to income tax matters. There were no amounts recorded for penalties at December 31, 2011.

The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions including Canada and France. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is subject to federal and state income tax examination by U.S. tax authorities for fiscal years 2008 through 2011. The Company is subject to Canadian and provincial income tax examination for fiscal years 2009 through 2011 and for international transactions for fiscal years 2008 through 2011. There are numerous other income jurisdictions for which tax returns are not yet settled, none of which is individually significant.

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

As a result of the completion by the Canada Revenue Agency domestic audit for taxation years 2005 to 2008 in October 2011, effective settlement occurred and the Company paid $ 7,243,000. A favorable tax benefit of approximately $1,741,000 has been recorded in the statement of operations in the first quarter of 2012.

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

At December 31, 2011, and September 30, 2011, no provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries that the Company intends to indefinitely reinvest.

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

The carrying value of an RSU or Penny Option is always equal to the estimated fair value of one common share of the indirect parent company. The RSUs and Penny Options entitle the holders to receive common shares of the indirect parent company at the end of a vesting period. The total number of RSUs and Penny Options granted were 1,343,348 with an initial fair value of $10, equal to the share price at the date of grant. At December 31, 2011, there were 844,736 outstanding RSUs and Penny Options (889,336 at September 30, 2011) of which 843,069 (886,002 at September 30, 2011) were vested.

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

The Company will not recognize any compensation expense until such time as the occurrence of a liquidity event generating sufficient return to the majority shareholders (in order for the award to vest) is probable. If such an event were probable as of December 31, 2011, the value of the awards to be expensed by the Company would range between $7,800,000 and $9,400,000 depending on the level of return expected to be realized by the majority shareholders.

15.	Financial Instruments

Interest rate risk

The Company is exposed to interest rate risk on its variable interest bearing term loans. The term loans bear interest based on British Banker Association LIBOR. As further disclosed in Note 16, the Company may enter into derivative financial instruments to manage its exposure to interest rate changes and reduce its overall cost of borrowing.

Currency risk

The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of the rates. The Company has used derivative instruments historically to reduce its exposure to foreign currencies risk. At December 31, 2011, no foreign exchange contracts were outstanding. At December 31, 2011, the financial assets totaling $220,136,000 ($202,309,000 at September 30, 2011) include cash and cash equivalents and accounts receivable for CAN$ 5,922,000, 24,757,000 Euros and 1,416,000 Swiss francs respectively (CAN$3,681,000, 22,777,000 Euros and 1,391,000 Swiss francs at September 30, 2011). At December 31, 2011, the financial liabilities totaling $1,168,325,000 ($1,136,295,000 at September 30, 2011) include accounts payable and accrued liabilities and long-term debt of CAN$6,420,000, 18,176,000 Euros respectively (CAN$10,128,000 and 22,839,000 Euros at September 30, 2011).

Credit risk

Generally, the carrying amount of the Company’s financial assets exposed to credit risk, net of applicable provisions for losses, represents the maximum amount of exposure to credit risk. At December 31, 2011 and September 31, 2011, the Company’s financial assets exposed to credit risk are primarily composed of cash and cash equivalents and accounts receivable. The Company is not exposed to any substantial risk as a result of a particular customer or a third party.

The Company has approximately 72% of its cash and cash equivalents as of December 31, 2011 with two financial institutions. At times, such deposits may exceed the amount insured by the Federal Deposit Insurance Corporation.

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

Fair value of the financial instruments on the balance sheet

The estimated fair value of the financial instruments is as follows:

	December 31, 2011		September 30, 2011
	Fair value	Carrying amount	Fair value	Carrying amount
	$	$	$	$
Assets
Cash and cash equivalents	132,005	132,005	126,509	126,509
Accounts receivable, net	88,014	88,014	75,616	75,616
Accounts receivable from the parent company	713	713	676	676
Liabilities
Accounts payable and accrued liabilities	193,436	193,436	159,357	159,357
Long-term debt	972,929	974,889	900,785	976,939

The following methods and assumptions were used to calculate the estimated fair value of the financial instruments on the balance sheet:

a)	Financial instruments for which fair value is deemed equivalent to carrying amount

The estimated fair value of certain financial instruments shown on the consolidated balance sheet is equivalent to their carrying amount. These financial instruments include cash and cash equivalents, accounts receivable, net, accounts receivable from the parent company and accounts payable and accrued liabilities.

b)	Long-term debt

The fair value of the long-term debt bearing interest at fixed rates has been established according to market prices obtained from a large U.S. financial institution. The fair value of the variable interest bearing term loan has been established based on broker-dealer quotes.

16.	Derivates and Hedging Activities

Risk management objective of using derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, currency and credit risk primarily by managing the amount, sources, conditions and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments, if any, are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended December 31, 2011, such derivatives were used to hedge the variable cash flows associated with a portion of the existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

On April 4, 2011, the Company entered into two separate pay-fixed, receive-floating interest rate swap agreements with an effective date of December 31, 2011 effectively converting a portion of the variable rate debt under its Amended and Restated Senior Secured Credit Facilities to fixed rate debt. The first swap has a notional amount of $331,000,000 amortizing to $84,000,000 by its maturity in December 2015. The second swap has a notional amount of $219,000,000 and matures in December 2016. These swaps were designated as cash flow hedges of interest rate risk. The interest rate swaps will effectively fix the Company’s interest payments on the hedged debt at 2.386% for the first swap and 3.18% for the second swap, respectively, inclusive of a LIBOR floor of 1.5%, plus the appropriate margin on each debt interest period which is currently 4%.

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S. dollars, except share related data)

(unaudited)

As of December 31, 2011, the Company had two interest rate swaps with a combined notional amount of $550,000,000 that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps is 2.7%.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $6,346,000 presently classified in Accumulated Other Comprehensive Income will be reclassed as an increase to interest expense during the next twelve months.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2011:

Tabular disclosure of fair values of derivative instruments

		Liability Derivatives
		December 31, 2011	September 30, 2011
	Balance sheet location	Fair value	Fair value
Derivatives designated as hedging instruments		$	$
Interest rate swaps	Other long-term liabilities, AOCI	16,647	16,394
Total derivatives designated as hedging instruments		16,647	16,394

The tables below present the effect of the Company’s derivative financial instruments on the consolidated operations at December 31, 2011, and 2010:

Tabular disclosure of the effect of derivative instruments for the three months ended December 31, 2011, and 2010

	Location in the Condensed Consolidated Financial	Three Months Ended December 31,
	Statements	2011	2010
Interest rate swaps in cash flow hedging relationships		$	$
Loss recognized in other comprehensive income on derivatives (effective portion), net of tax of $7 ($0 in 2010)	OCI	(1,935)	—
Loss reclassified from accumulated comprehensive income into income (effective portion)	Financial expenses	(1,690)	—

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached this provision, it could have been required to settle its obligations under the agreements at their termination value, including accrued interest and excluding any adjustment for nonperformance risk, related to these agreements of $ 18,444,000. The Company has not posted any collateral related to these agreements.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011 are summarized below:

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at December 31, 2011
	$	$	$	$
Liabilities
Derivative financial instruments		16,647		16,647
Contingent consideration obligations			100,300	100,300

	—	16,647	100,300	116,947

	Quoted prices in active markets for identical assets and liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at September 30, 2011
	$	$	$	$
Liabilities
Derivative financial instruments		16,394		16,394

Derivative financial instruments represent interest rate swap agreements as more fully described in Note 16 and are measured at fair value based on market observable interest rate curves as of the measurement date.

The contingent consideration obligations are related to the Rectiv Transaction and the fair value measurement is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in the Company’s consolidated statement of operations.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2011:

	Balance at September 30, 2011	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments recorded in earnings	Balance at December 31, 2011
	$	$	$	$	$
Liabilities
Contingent consideration obligations	—	—	100,300	—	100,300

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)

(unaudited)

18.	Related Party Transactions

At December 31, 2011, the Company had a note receivable from its parent company amounting to $78,154,000 ($78,154,000 at September 30, 2011). The Company earned interest income on the note of $1,157,000 (net of taxes of $ 622,000) during the three months ended December 31, 2011. The Company earned interest income on the note of $1,974,000 (net of taxes of $1,063,000) during the three months ended December 31, 2010. The related interest receivable from the parent company amounting to $38,613,000 at December 31, 2011, ($36,835,000 at September 30, 2011) has been recorded in the shareholders’ deficit section of the condensed consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholders’ deficit. At December 31, 2011, the Company has also an account receivable from the parent company amounting to $713,000 ($676,000 at September 30, 2011).

The Company recorded charges pursuant to the terms of a management fee arrangement with a controlling shareholding company of $1,431,000 during the three months ended December 31, 2011 ($838,000 for the three months ended December 31, 2010). At December 31, 2011, the Company accrued fees payable to a controlling shareholding company amounting to $1,332,000 ($1,354,000 at September 30, 2011).

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)

(unaudited)

19.	Condensed Consolidating Financial Information

As of December 31, 2011, the Company had outstanding $235,000,000 aggregate principal amount of the Senior Unsecured Notes. The Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally by certain of the Company’s wholly-owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and non-guarantors at December 31, 2011, and September 30, 2011, the condensed consolidating statements of operations for the three months ended December 31, 2011 and December 31, 2010, and the condensed consolidating statement of cash flows for the three months ended December 31, 2011, and December 31, 2010.

Condensed consolidating balance sheet as of December 31, 2011

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	5,685	86,271	40,049	—	132,005
Accounts receivable, net	—	59,437	28,577	—	88,014
Accounts receivable from the parent company	50	663	—	—	713
Intercompany receivables	53,664	19,590	15,318	(88,572)	—
Income taxes receivable	—	1,563	405	—	1,968
Inventories, net	—	33,937	22,172	(14,292)	41,817
Prepaid expenses and other current assets	22	3,285	9,840	—	13,147
Deferred income taxes, net	—	2,156	2,297	4,488	8,941

Total current assets	59,421	206,902	118,658	(98,376)	286,605
Property, plant and equipment, net	—	39,980	44,049	—	84,029
Intangible assets, net	—	392,678	415,532	—	808,210
Investments in subsidiaries	(181,322)	1,208,537	220,098	(1,247,313)	—
Intercompany advances	1,030,006	199,061	635,245	(1,864,312)	—
Goodwill, net	—	82,817	95,809	—	178,626
Deferred debt issue expenses, net	26,276	1,605	(9)	—	27,872
Deferred income taxes, net	—	—	360	—	360

Total assets	934,381	2,131,580	1,529,742	(3,210,001)	1,385,702

Liabilities
Current liabilities
Accounts payable and accrued liabilities	11,478	141,579	40,379	—	193,436
Income taxes payable	—	2,889	394	—	3,283
Intercompany payables	3,425	38,750	46,398	(88,573)	—
Installments on long-term debt	6,770	730	1,300	—	8,800

Total current liabilities	21,673	183,948	88,471	(88,573)	205,519

Long-term debt	894,201	71,239	649	—	966,089
Intercompany advances	17,135	1,665,250	181,926	(1,864,311)	—
Other long-term liabilities	15,428	100,594	31,909	—	147,931
Deferred income taxes	—	23,854	56,365	—	80,219

Total liabilities	948,437	2,044,885	359,320	(1,952,884)	1,399,758

Shareholders’ Equity (Deficit)
Capital stock
Common shares	1	22,281	1,114,850	(1,137,131)	1
Preferred shares	—	334,098	—	(334,098)	—
Retained earnings (deficit)	(636,401)	(363,357)	32,347	331,010	(636,401)
9.05% Note receivable from the parent company	(78,154)	—	—	—	(78,154)
Additional paid-in capital	756,793	133,406	29,302	(162,708)	756,793
Accumulated other comprehensive loss	(56,295)	(39,733)	(6,077)	45,810	(56,295)

Total shareholders’ equity (deficit)	(14,056)	86,695	1,170,422	(1,257,117)	(14,056)

Total liabilities and shareholders’ equity (deficit)	934,381	2,131,580	1,529,742	(3,210,001)	1,385,702

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)

(unaudited)

Condensed consolidating balance sheet as of September 30, 2011

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	6,596	89,533	30,380	—	126,509
Accounts receivable, net	—	52,264	23,352	—	75,616
Accounts receivable from the parent company	49	627	—	—	676
Intercompany receivables	36,631	19,726	13,419	(69,776)	—
Income taxes receivable	—	2,555	417	—	2,972
Inventories, net	—	32,538	22,238	(6,938)	47,838
Prepaid expenses and other current assets	56	3,004	10,920	—	13,980
Deferred income taxes, net	—	2,103	449	2,178	4,730

Total current assets	43,332	202,350	101,175	(74,536)	272,321
Property, plant and equipment, net	—	38,326	46,085	—	84,411
Intangible assets, net	—	262,579	428,314	—	690,893
Investments in subsidiaries	(206,694)	1,204,532	220,098	(1,217,936)	—
Intercompany advances	1,034,315	185,948	635,245	(1,855,508)	—
Goodwill, net	—	82,818	97,025	—	179,843
Deferred debt issue expenses, net	27,695	1,674	—	—	29,369
Deferred income taxes, net	—	—	1,023	—	1,023

Total assets	898,648	1,978,227	1,528,965	(3,147,980)	1,257,860

Liabilities
Current liabilities
Accounts payable and accrued liabilities	3,997	107,549	47,811	—	159,357
Income taxes payable	—	9,508	276	—	9,784
Intercompany payables	3,454	32,058	34,264	(69,776)	—
Installments on long-term debt	6,770	730	1,011	—	8,511

Total current liabilities	14,221	149,845	83,362	(69,776)	177,652
Long-term debt	895,676	71,407	1,345	—	968,428
Intercompany advances	924	1,669,559	185,025	(1,855,508)	—
Other long-term liabilities	15,201	5,017	36,370	—	56,588
Deferred income taxes	—	25,515	57,051	—	82,566

Total liabilities	926,022	1,921,343	363,153	(1,925,284)	1,285,234

Shareholders’ Equity (Deficit)
Capital stock
Common shares	1	22,281	1,114,850	(1,137,131)	1
Preferred shares	—	334,098	—	(334,098)	—
Retained earnings (deficit)	(656,476)	(398,190)	24,860	373,330	(656,476)
9.05% Note receivable from the parent company	(78,154)	—	—	—	(78,154)
Additional paid-in capital	757,224	133,865	29,197	(163,062)	757,224
Accumulated other comprehensive loss	(49,969)	(35,170)	(3,095)	38,265	(49,969)

Total shareholders’ equity (deficit)	(27,374)	56,884	1,165,812	(1,222,696)	(27,374)

Total liabilities and shareholders’ equity (deficit)	898,648	1,978,227	1,528,965	(3,147,980)	1,257,860

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)

(unaudited)

Condensed consolidating operations for the three months ended December 31, 2011

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	121,911	38,646	(10,091)	150,466
Other revenue	—	1,585	352	—	1,937

Total revenue	—	123,496	38,998	(10,091)	152,403

Cost of goods sold	—	23,878	15,759	(2,457)	37,180
Selling and administrative expenses	797	25,216	7,533	(279)	33,267
Management fees	1,431	—	—	—	1,431
Research and development expenses	—	7,258	8,496	—	15,754
Depreciation and amortization	—	10,985	10,077	—	21,062
Transaction, restructuring and integration costs	40	2,412	262	—	2,714

Total operating expenses	2,268	69,749	42,127	(2,736)	111,408

Operating income (loss)	(2,268)	53,747	(3,129)	(7,355)	40,995

Financial expenses	20,322	32,629	4,165	(35,017)	22,099
Interest income	(17,178)	(3,432)	(14,476)	35,017	(69)
Other income	—	—	(242)	242	—
Loss (gain) on foreign currencies	6,418	(3,245)	120	(3,097)	196

Total other expenses (income)	9,562	25,952	(10,433)	(2,855)	22,226

Income (loss) before income taxes	(11,830)	27,795	7,304	(4,500)	18,769
Income taxes expense (benefit)	(2,160)	3,346	(183)	(2,309)	(1,306)
Equity in earnings in subsidiaries	29,745	9,740	—	(39,485)	—

Net income	20,075	34,189	7,487	(41,676)	20,075

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)

(unaudited)

Condensed consolidating operations for the three months ended December 31, 2010

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Net product sales	—	68,512	17,538	(112)	85,938

Cost of goods sold	3	10,956	6,585	(121)	17,423
Selling and administrative expenses	4,523	13,652	6,996	—	25,171
Management fees	838	—	—	—	838
Research and development expenses	—	6,806	149	—	6,955
Depreciation and amortization	—	11,721	1,852	—	13,573
Transaction, restructuring and integration costs	—	3,048	—	—	3,048

Total operating expenses	5,364	46,183	15,582	(121)	67,008

Operating income (loss)	(5,364)	22,329	1,956	9	18,930

Financial expenses	14,924	28,800	1,788	(29,283)	16,229
Interest income	(12,243)	(1,911)	(15,321)	29,283	(192)
Dividend income	—	—	(242)	242	—
Loss (gain) on foreign currencies	3,797	(2,035)	(157)	(1,362)	243

Total other expenses (income)	6,478	24,854	(13,932)	(1,120)	16,280

Income (loss) before income taxes	(11,842)	(2,525)	15,888	1,129	2,650
Income taxes expense (benefit)	(1,063)	2,160	99	8	1,204
Equity in earnings in subsidiaries	12,225	16,910	—	(29,135)	—

Net income	1,446	12,225	15,789	(28,014)	1,446

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)

(unaudited)

Condensed consolidating cash flows for the three months ended December 31, 2011

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(15,428)	17,609	11,055	—	13,236

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(3,540)	(791)	—	(4,331)
Intercompany advances	—	(16,210)	—	16,210	—

Net cash used in investing activities	—	(19,750)	(791)	16,210	(4,331)

Cash flows from financing activities
Repayment of long-term debt	(1,693)	(182)	(341)	—	(2,216)
Stock-based compensation plan redemptions		(463)	—	—	(463)
Intercompany advances	16,210	—	—	(16,210)	—

Net provided by (used in) financing activities	14,517	(645)	(341)	(16,210)	(2,679)

Foreign exchange loss on cash held in foreign currencies	—	(476)	(254)	—	(730)

Net increase (decrease) in cash and cash equivalents	(911)	(3,262)	9,669	—	5,496
Cash and cash equivalents, beginning of period	6,596	89,533	30,380	—	126,509

Cash and cash equivalents, end of period	5,685	86,271	40,049	—	132,005

APTALIS PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(amounts in the tables are stated in thousands of U.S .dollars, except share related data)

(unaudited)

Condensed consolidating cash flows for the three months ended December 31, 2010

	Aptalis Pharma Inc.	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$
Cash flows from operating activities
Net cash provided by (used in) operating activities	(3,176)	(755)	7,627	—	3,696

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(643)	(492)	—	(1,135)
Intercompany advances	—	(7,975)	—	7,975	—

Net cash used in investing activities	—	(8,618)	(492)	7,975	(1,135)

Cash flows from financing activities
Repayment of long-term debt	(5,546)	(7,617)	—	—	(13,163)
Stock-based compensation plan redemptions	(49)	—	—	—	(49)
Intercompany advances	7,975	—	—	(7,975)	—

Net cash provided by (used in) financing activities	2,380	(7,617)	—	(7,975)	(13,212)

Foreign exchange gain (loss) on cash held in foreign currencies	—	63	(179)	—	(116)

Net increase (decrease) in cash and cash equivalents	(796)	(16,927)	6,956	—	(10,767)
Cash and cash equivalents, beginning of period	864	104,608	56,031	—	161,503

Cash and cash equivalents, end of period	68	87,681	62,987	—	150,736

Item 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations

On May 4, 2011, Axcan Intermediate Holdings Inc. announced that it has changed its name to Aptalis Pharma Inc.

You should read the following discussion together with our interim condensed consolidated financial statements and the related notes that appear in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements included in our Form 10-K for the fiscal year ended September 30, 2011.The results of operations for the three months ended December 31, 2011, and December 31, 2010, reflect the results of operations for Aptalis Pharma Inc. previously known as Axcan Intermediate Holdings Inc. and its consolidated subsidiaries.

Unless the context otherwise requires, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the terms “Axcan”, “Aptalis”, “Company”, “we”, “us” and “our” refer to Aptalis Pharma Inc. and its consolidated subsidiaries.

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Part 2, Item 1A of this Quarterly Report and “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

Our Business

We are a privately held, leading specialty pharmaceutical company providing innovative, effective therapies for unmet medical needs including cystic fibrosis and gastrointestinal disorders. We have manufacturing and commercial operations in the U.S., the European Union and Canada, and its products include ZENPEP®, CANASA®, CARAFATE®, PYLERA®, LACTEOL®, PANZYTRAT®, DELURSAN®, RECTIV™ and SALOFALK® . Our vision is to become the reference specialty pharma company providing innovative, effective therapies for unmet medical needs, including cystic fibrosis and gastrointestinal disorders, and we hope to achieve this through our mission: to improve health and quality of care by providing specialty therapies for patients around the world. We will strive to improve patient quality of care thanks to a broad range of products in cystic fibrosis and gastrointestinal disorders, a robust pipeline, technology platform, manufacturing capabilities and a skilled team of professionals with deep understanding of our customers’ needs.

In addition to our marketing activities, we also formulate and clinically develop enhanced pharmaceutical and biopharmaceutical products for ourselves and others using our proprietary pharmaceutical technology platforms including bioavailability enhancement of poorly soluble drugs, custom release profiles, and taste-masking/orally disintegrating tablet (ODT) formulations.

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

Increasingly, in the U.S., third-party payors, such as private insurance companies and drug plan benefit managers, aim to rationalize the use of pharmaceutical products and medical treatments, in order to ensure that prescribed products are necessary for the patients’ disorders. Moreover, large drug store chains now account for an increasing portion of retail sales of prescription medicines. The pharmacists and managers of such retail outlets are under pressure to reduce the number of items in inventory in order to reduce costs.

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

On April 29, 2010, we announced that we had taken steps to cease the U.S. distribution of ULTRASE MT and VIOKASE, effective April 28, 2010, in response to U.S Food and Drug Administration (“FDA”) guidance related to the distribution of unapproved pancreatic enzyme products, or PEPs. The effects of ceasing to distribute these product lines on our financial statements are summarized in the section “Unapproved pancreatic enzyme products (“PEPs”) event” below.

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

Prior to the Eurand Acquisition, Eurand was a specialty pharmaceutical company that developed, manufactured and commercialized enhanced pharmaceutical and biopharmaceutical products based on its proprietary pharmaceutical technologies. Eurand has had six products approved by the FDA since 2001 and has a pipeline of product candidates in development for itself and its collaboration partners. Its technology platforms include bioavailability enhancement of poorly soluble drugs, custom release profiles and taste-masking/orally disintegrating tablet (ODT) formulations. Eurand was a global company with facilities in the U.S. and Europe. The acquisition of Eurand enables us to leverage the combination of two leading specialty pharmaceutical players, expand our gastroenterology product portfolio and provide us with a proprietary R&D growth engine and technology platforms supported by an extensive patent portfolio to meaningfully diversify our business and expand our geographic and manufacturing footprint.

Assets acquired and liabilities assumed

We finalized our purchase price allocation during the fourth quarter of fiscal year ended September 30, 2011.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Acquisition Date.

(in millions of U.S. dollars)	Book value as of the Acquisition Date	Step-up to fair value	Amounts recognized as of the Acquisition Date
	$	$	$
Cash and cash equivalents	63.9	—	63.9
Accounts receivable (a)	22.7	—	22.7
Inventories (b)	25.5	18.7	44.2
Other current assets (c)	6.6	—	6.6
Property, plant and equipment	44.6	10.9	55.5
Identifiable intangible assets (d)	7.0	406.9	413.9
Current liabilities (e)	(52.0)	—	(52.0)
Long-term debt, including current portion	(3.4)	—	(3.4)
Deferred income taxes liabilities, net (f)	(0.2)	(61.0)	(61.2)
Other non-current liabilities	(8.5)	2.3	(6.2)

Total identifiable net assets	106.2	377.8	484.0
Goodwill (g)	37.5	69.0	106.5

Net assets acquired	143.7	446.8	590.5
Effective settlement of pre-existing relationships (h)	(0.9)	—	(0.9)

Total fair value of consideration transferred			589.6

(a)

As of the Acquisition Date, the fair value of accounts receivable acquired approximated book value. The gross contractual amount receivable was $23.2 million, of which $0.5 million was not expected to be collected.

(b)

Reflects the adjustment to step-up the carrying value of inventory acquired by $18.7 million to estimated fair value as of the Acquisition Date. The stepped-up value was recorded as a charge to cost of goods sold as acquired inventory was sold.

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
(g)

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the Eurand Acquisition. The goodwill recorded as part of the Eurand Acquisition is largely attributable to synergies expected to result from combining our operations with Eurand and intangible assets that do not qualify for separate recognition. We do not expect any portion of this goodwill to be deductible for tax purposes.

(h)

Prior to the Eurand Acquisition, we had entered into an exclusive development license and supply agreement with Eurand. No gain or loss was recognized in conjunction with the effective settlement of the contractual relationship between us and Eurand as a result of the Eurand Acquisition.

Transaction related costs

During the three months ended December 31, 2010, we had expensed $1.8 million of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the acquisition of Eurand, which are included in Transaction, restructuring and integration costs in the accompanying Statement of Condensed Consolidated Operations. We did not incur transaction related costs during the three months ended December 31, 2011.

Acquisition of Rectiv™

On December 28, 2011, we entered into a license agreement with Strakan International S.A.R.L., and Prostrakan Inc. (collectively “ProStrakan”) to acquire the exclusive rights to commercialize Rectiv™ (nitroglycerin) Ointment 0.4% (“Rectiv™”) in the United States (the “Rectiv Transaction”). In addition, we and ProStrakan have the right to undertake development work with respect to Rectiv™. Rectiv™ received FDA approval in June 2011 and is indicated for the treatment of moderate to severe pain associated with chronic anal fissure. On January 10, 2012, we made an upfront payment to ProStrakan of $20.0 million and will pay a series of potential milestones comprising of a commercialization milestone payment of $20.0 million upon first commercial sale, payments up to $40.0 million upon the achievement of certain sales milestones and double-digit royalties on net sales of Rectiv™. We have also entered into a separate supply agreement with ProStrakan, dated December 28, 2011, and we have the ability to change our source of supply of Rectiv™ in the future. The Company plans to launch Rectiv™ in fiscal 2012.

Although we have entered into a license agreement for Rectiv™, the Rectiv Transaction is being accounted for as a business combination under the acquisition method of accounting. The fair value of the consideration payable was determined to be $139.2 million as of the acquisition date comprising of non-contingent milestones of $38.9 million and contingent milestones and royalty payments of $100.3 million. The current and long-term portions of consideration payable were determined to be $43.5 million and $95.7 million and are reflected within accounts payable and accrued liabilities and other long-term liabilities respectively. The total fair value of the consideration transferred has been provisionally assigned (pending the finalization of a definitive valuation) to trademark license intangible asset valued at $139.2 million. The trademark license intangible asset has an estimated useful life of approximately 8 years.

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

We determined the acquisition date fair value of the contingent consideration based on a probability weighted income approach. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement with the fair value hierarchy. These inputs include the estimated amount and timing of projected cash payments, the probability of the achievement of future milestone events, the risk-adjusted discount rate used to present value the probability-weighted cash flows, revenue estimates and other factors. These inputs are significant assumptions and changes in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various milestones. A 1% change in the discount rate, assuming all other assumptions remain consistent, would result in a change of approximately $3 million to our contingent consideration obligation. A 10% change in our projected cash flows, assuming all other assumptions remain consistent, would result in a change of $7 million to our contingent consideration obligation.

Subsequent to the acquisition date, on a quarterly basis at each reporting date, the contingent consideration liability will be remeasured at current fair value with changes recorded in earnings.

Agreements with Mpex Pharmaceuticals Inc. for the acquisition and development of Aeroquin™

On April 11, 2011, Aptalis Holdings and Axcan Lone Star Inc. (“Merger Sub”), affiliates of ours, entered into a series of agreements with Mpex Pharmaceuticals Inc. (“Mpex”) for the acquisition and development of Aeroquin™ (the “Aeroquin Transaction”), a proprietary aerosol formulation of levofloxacin, which is currently in Phase 3 clinical trials for the treatment of pulmonary infections in patients with cystic fibrosis (CF). Subsequently on August 31, 2011, under the terms of these agreements, Aptalis Holdings and Merger Sub acquired all of Mpex’s assets related to Aeroquin™ in a merger of Mpex with and into Merger Sub, with Mpex being the surviving corporation and a direct, wholly-owned unrestricted subsidiary of us. Prior to the merger, Mpex transferred all of its assets that are not related to Aeroquin™ to Rempex Pharmaceuticals, Inc. (“Rempex”), a newly formed company that is owned primarily by the previous Mpex stockholders. As a result of the Aeroquin Transaction, we made an initial non-contingent payment of $12.0 million on April 21, 2011. Additional consideration in relation with the Aeroquin Transaction consists of (i) remaining time-based, non-contingent payments amounting to $33.0 million and an additional $17.5 million of time-based payments will be paid in a number of installments, of which the final installment is due on April 1, 2014, plus, (ii) contingent payments of up to $195.0 million if certain regulatory and commercial milestones are met related to Aeroquin™, and (iii) earn-out payments based on net sales of Aeroquin™. Indemnity obligations of the Mpex security holders will be satisfied by set-off against a portion of the foregoing merger consideration payments.

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

During the quarter ended December 31, 2011, we expensed $6.1 million as research and development related to the development of Aeroquin™. As of December 31, 2011, (i) $7.6 million reflecting forecasted development costs for the next three months is included in prepaid expenses and other current assets and (ii) $40.4 million represents the amount accrued for the non-contingent payments payable under the Option and Merger agreements with $28.3 million included in other long term liabilities and the balance included in accounts payable and accrued liabilities.

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

FINANCIAL OVERVIEW FOR THREE MONTHS ENDED DECEMBER 31, 2011

This discussion and analysis is based on our unaudited condensed interim financial statements as of December 31, 2011 and our audited annual consolidated financial statements and the related notes thereto reported under U.S. GAAP. For a description of our products, see the section entitled “Business” in Item 1, Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission.

For the three months ended December 31, 2011, total revenue was $152.4 million ($85.9 million for the three months ended December 31, 2010), operating income was $41.0 million ($18.9 million for the three months ended December 31, 2010) and net income was $20.1 million ($1.4 million for the three months ended December 31, 2010).

Total revenue in the United States was $113.4 million (74.4% of total revenue) for the three months ended December 31, 2011, compared to $58.2 million (67.8% of total revenue) for the corresponding period of the preceding fiscal year. In the European Union, total revenue was $29.2 million (19.2% of total revenue) for the three months ended December 31, 2011, compared to $17.5 million (20.4% of total revenue) for the corresponding period of the preceding fiscal year. In Canada, total revenue was $9.8 million (6.4% of total revenue) for the three months ended December 31, 2011, compared to $10.2 million (11.9% of total revenue) for the corresponding period of the preceding fiscal year.

Unapproved pancreatic enzyme products (“PEPs”) event

As previously disclosed, we ceased distributing our ULTRASE MT and VIOKASE product lines in the U.S. effective April 28, 2010. ULTRASE MT and VIOKASE had accounted for approximately 19% of our total net sales in the 2008, 2009 and 2010 fiscal years.

This action was taken as we did not receive FDA approval for ULTRASE MT or VIOKASE by April 28, 2010, the date mandated by the FDA to obtain approval for pancreatic enzyme products. We also interrupted shipments of product from the United States to Canada and export markets to allow time for the FDA to review our request confirming that applicable export requirements were being met as the FDA does not currently allow any shipment of this product within the U.S. As of December 31, 2011, this interruption of shipments was still in place. On September 1, 2011 we filed our response to the FDA’s Complete Response letters dated November 28, 2010 for the VIOKASE and ULTRASE NDAs. We have a PDFA date of March 1st, 2012. We continue to work with the manufacturer of the active pharmaceutical ingredient to address any open issues identified by the FDA. However, we do not believe additional clinical studies will be required at this time.

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

The remaining reserve related to the PEPs event, was $2.8 million at December 31, 2011, ($3.1 million at September 30, 2011). In future periods, we will continue to monitor and review the assumptions and estimates and will prospectively record changes to the PEPs reserve.

Financial highlights

(in millions of U.S. dollars)	December 31, 2011	September 30, 2011
	$	$
Total assets	1,385.7	1,257.9
Long-term debt (a)	974.9	976.9
Shareholders’ deficit	(14.1)	(27.4)

(a)	Including the current portion

	Three Months Ended December 31,
(in millions of U.S. dollars)	2011	2010
	$	$
Total revenue	152.4	85.9
EBITDA (1)	61.9	32.2
Adjusted EBITDA (1)	75.2	36.8
Net income	20.1	1.4

(1)	A reconciliation of net income to EBITDA (a non-U.S. GAAP measure) and from EBITDA to Adjusted EBITDA (a non-U.S. GAAP measure) for the three months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended December 31,
(in millions of U.S. dollars)	2011	2010
	$	$
Net income	20.1	1.4
Financial expenses	22.1	16.2
Interest income	(0.1)	(0.2)
Income tax expense (benefit)	(1.3)	1.2
Depreciation and amortization	21.1	13.6

EBITDA f)	61.9	32.2
Transaction, integration, refinancing costs and other payments to third parties a)	5.1	3.3
Management fees b)	1.4	0.8
Unrestricted subsidiary c)	6.1	—
Stock-based compensation expense d)	0.7	0.5

Adjusted EBITDA f)	75.2	36.8

a)

Represents transaction, integration, restructuring and refinancing costs as well as due diligence costs related to the Eurand Acquisition as well as to certain other business development projects, and certain payments to third parties in respect of research and development milestones and other progress payments as defined within our credit agreement and unrealized foreign exchange losses.

b)	Represents management fees and other charges associated with the Management Services Agreement with TPG.
c)	Represents EBITDA generated by MPEX Pharmaceuticals Inc., an unrestricted subsidiary, with the exception of Acquired in-process research charges.
d)	Represents stock-based employee compensation expense.
e)

EBITDA and Adjusted EBITDA are both non-U.S. GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income before financial expenses, interest income, income taxes and depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The term EBITDA is not defined under U.S. GAAP, and EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Adjusted EBITDA, as we use it, is EBITDA adjusted to exclude certain non-cash charges, unusual or non-recurring items and other adjustments set forth above. Adjusted EBITDA is calculated in a similar manner as “EBITDA” and “Consolidated EBITDA” as those terms are defined under the indenture governing our senior notes and Credit Facility further described in the section “Liquidity and Capital Resources-Long-term Debt and New Senior Secured Credit Facility”, except that in calculating Adjusted EBITDA as presented above, we do not include certain additional adjustments under the indenture and the Credit Facility that permit us to increase “EBITDA” and “Consolidated EBITDA” by including projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the Eurand Acquisition and related initiatives. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in our indenture and Credit Facility. Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and they should not be considered in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Overview of results of operations

	Three Months Ended December 31,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Net product sales	150.5	85.9	64.6	75.2
Other revenue	1.9	—	1.9	100.0

Total revenue	152.4	85.9	66.5	77.4

Cost of goods sold a)	37.2	17.4	19.8	113.8
Selling and administration expenses a)	33.2	25.2	8.0	31.7
Management fees	1.4	0.8	0.6	75.0
Research and development expenses a)	15.8	7.0	8.8	125.7
Depreciation and amortization	21.1	13.6	7.5	55.1
Transaction, restructuring and integration costs	2.7	3.0	(0.3)	(10.0)

Total operating expenses	111.4	67.0	44.4	66.3

Operating income	41.0	18.9	22.1	116.9

Financial expenses	22.1	16.2	5.9	36.4
Interest income	(0.1)	(0.2)	0.1	50.0
Loss on foreign currencies	0.2	0.3	(0.1)	(33.3)

Total other expenses	22.2	16.3	5.9	36.2

Income before income taxes	18.8	2.6	16.2	623.1
Income taxes expense (benefit) b)	(1.3)	1.2	(2.5)	(208.3)

Net income	20.1	1.4	18.7	1,335.7

a)	Exclusive of depreciation and amortization

Net product sales

Net product sales in the U.S. increased by $54.0 million (92.8%), to $112.2 million for the three months ended December 31, 2011, compared to $58.2 million for the corresponding period of the preceding fiscal year. The increase is mainly due to the inclusion of post-acquisition sales of legacy Eurand products, most notably Zenpep.

Net product sales in the European Union increased by $11.0 million (62.9%), to $28.5 million for the three months ended December 31, 2011, compared to $17.5 million for the corresponding period of the preceding fiscal year. The increase is mostly due to the inclusion of post-acquisition sales of legacy Eurand products.

Net product sales in Canada decreased by $0.4 million (3.9%), to $9.8 million for the three months ended December 31, 2011, compared to $10.2 million for the corresponding period of the preceding fiscal year.

Net product sales are stated net of deductions for product returns, chargebacks, contract rebates, DSA fees, discounts and other allowances. The following table summarizes our gross-to-net product sales adjustments for each significant category:

	Three Months Ended December 31,
(in millions of U.S. dollars)	2011	2010	Change
	$	$	$	%
Gross product sales	182.4	107.8	74.6	69.2

Gross-to-net product sales adjustments
Product returns	1.7	2.9	(1.2)	(41.4)
Medicaid and other government programs	11.3	8.3	3.0	36.1
Chargebacks	8.1	3.5	4.6	131.4
Contract rebates	5.3	4.2	1.1	26.2
DSA fees, Discounts and other allowances	5.5	3.0	2.5	83.3

Total gross-to-net product sales adjustments	31.9	21.9	10.0	45.7

Total net product sales	150.5	85.9	64.6	75.2

Product returns, contract rebates, DSA fees, discounts and other allowances totalled $31.9 million (17.5% of gross product sales) for the three months ended December 31, 2011 compared to $21.9 million (20.3% of gross product sales) for the corresponding period of the preceding fiscal year.

The decrease in total deductions as a percentage of gross product sales was mainly due to the changes in the overall product sales mix as a result of the Eurand Acquisition as well as changes to estimates related to product returns which positively impacted net sales by approximately $3 million.

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

In addition, beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries for any covered prescription drugs purchased during a Medicare Part D coverage gap (i.e. the “doughnut hole”). Also, beginning in 2011, new fees are assessed on all branded prescription drug manufacturers and importers. This fee is calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare Parts B and D, Medicaid, Department of Veterans Affairs and Department of Defense programs and TRICARE retail pharmacy program) made during the previous fiscal year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. The Internal Revenue Service, or “IRS”, has issued guidance for calculating preliminary fees, but there is still uncertainty as to final implementation, since the IRS has requested public comment and may make changes in response. The new law also imposes a 2.3% excise tax on sales of certain taxable medical devices that are made after December 31, 2012, including our FLUTTER mucus clearance device. Further, effective March 31, 2013, the law requires pharmaceutical, medical device, biological, and medical supply manufacturers to begin reporting to the federal government the payments they make to physicians and teaching hospitals, and physician ownership interests in those entities. The law also provides for the creation of an abbreviated regulatory pathway for FDA approval of biosimilars and interchangeable biosimilar products. While creation of the biosimilars program is authorized as of passage of the legislation in 2010, the process of creating the regulatory pathway for approval of biosimilars will likely be lengthy, and the FDA is in the process of soliciting public input.

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

Other Revenue

Other revenue consists of development fees, royalties and other revenue. For the three months ended December 31, 2011, development fees amounted to $0.9 million. These fees resulted from the inclusion of Eurand’s business in the post-acquisition period. Development of a new pharmaceutical formulation generally includes the following stages:

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

For the three months ended December 31, 2011, royalties amounted to $1.0 million and resulted from the inclusion of legacy Eurand’s business in the post-acquisition period. We earn royalty revenues from our collaborators equal to a percentage of their sales of products for which we provided assistance to develop.

Cost of goods sold

Cost of goods sold consists principally of the cost of raw materials, royalties and manufacturing. For the three months ended December 31, 2011, cost of goods sold increased $19.8 million (113.8%) to $37.2 million from $17.4 million for the corresponding period of the preceding fiscal year. As a percentage of net product sales, cost of goods sold for the three months ended December 31, 2011, increased compared to the corresponding period of the preceding fiscal year to 24.7% from 20.3% mostly resulting from the impact of legacy Eurand’s business in the post-acquisition period, which has greater costs of goods sold as a percentage of net sales than legacy Axcan’s in its contract manufacturing business.

Selling and administrative expenses

Selling and administrative expenses, on an ongoing basis, consist principally of salaries and other costs associated with our sales force and marketing activities. For the three months ended December 31, 2011, selling and administrative expenses increased $8.0 million (31.7%) to $33.2 million from $25.2 million for the corresponding period of the preceding fiscal year. The increase is mostly resulting from the inclusion of legacy Eurand’s business in the post-acquisition period, net of integration cost savings that have been achieved from our ongoing integration efforts.

Management fees

Management fees consist of fees and other charges associated with the Management Services Agreement with TPG. For the three months ended December 31, 2011, management fees increased by $0.6 million (75.0%) to $1.4 million from $0.8 million for the corresponding period of the preceding fiscal year as a result of an increase in adjusted EBITDA.

Research and development expenses

Research and development expenses refer to (i) internal research and development expense and consist principally of fees paid to outside parties that we use to conduct clinical studies and to submit governmental approval applications on our behalf, as well as the salaries and benefits paid to personnel involved in research and development projects and (ii) research and development expense on a number of external projects with third parties that generate development fee revenues and consist principally of personnel cost. For the three months ended December 31, 2011, research and development expenses increased $8.8 million (125.7%) to $15.8 million, from $7.0 million for the corresponding period of the preceding fiscal year. The increase in research and development expenses is mainly due to (i) expenses of $6.1 million incurred under the Mpex Development Agreement as described above and (ii) the inclusion of expenses associated with Eurand activities in the post-acquisition period.

During the three months ended December 31, 2011, we completed the rationalization of our internal research and development team as part of our cost reduction initiatives. Separation costs associated with headcount reductions are reflected in transaction, restructuring and integration costs as discussed below. We will also continue to incur ongoing development costs of Aeroquin under the Mpex Development Agreement.

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

Depreciation and amortization

Depreciation and amortization consists principally of the amortization of intangible assets with a finite life. Intangible assets include trademarks, trademark licenses and manufacturing rights. For the three months ended December 31, 2011, depreciation and amortization increased $7.5 million (55.1%) to $21.1 million from $13.6 million for the corresponding period of the preceding fiscal year. This increase is mainly due to additional depreciation and amortization of intangible assets recognized on the acquisition of Eurand as well as having recorded $1.6 million of additional amortization due to a change in the useful life of Delursan related intangible assets. This change was applied as a result of a generic UDCA (ursodeoxycholic acid) 250mg being assessed by AFSSAPS (Agence francaise de securite sanitaire des produits de santé) on December 1, 2011. The results of the AFSSAPS decision regarding the approval of a generic UDCA has not yet been made public.

Transaction, restructuring and integration costs

During the three months ended December 31, 2010, we have expensed $1.8 million ($0 during the three months ended December 31, 2011) of costs relating to legal, financial, valuation and accounting advisory services performed in connection with effecting the Eurand Acquisition, which are included in Transaction, restructuring and integration costs in the accompanying Statement of Condensed Consolidated Operations.

We have continued our restructuring measures in conjunction with the integration of the operations of Eurand. These measures are intended to capture synergies and generate cost savings across the Company.

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

During the three months ended December 31, 2011, we recorded a restructuring expense of $0.2 million ($0 during the three months ended December 31, 2010) related to planned employee termination costs. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination.

We estimate we will incur additional restructuring costs between $0.6 million and $1.2 million, primarily consisting of severance costs. The restructuring actions taken thus far are expected to be substantially completed by the end of 2012.

During the three months ended December 31, 2011, we have incurred integration costs of $2.5 million ($1.2 million during the three months ended December 31, 2010) representing certain external, incremental costs directly related to integrating the Eurand business and primarily include expenditures for consulting and systems integration.

Financial expenses

Financial expenses consist principally of interest and fees paid in connection with funds borrowed primarily for the Eurand Acquisition and for the acquisition of the Company by TPG Capital in February 2008. For the three months ended December 31, 2011, financial expenses increased by $5.9 million (36.4%) to $ 22.1 million from $16.2 million for the corresponding period of the preceding fiscal year. On February 11, 2011, we entered into an amended and restated credit agreement and related security and other agreements in connection with the Eurand Acquisition as described in the Long-term Debt and Credit Facility section below.

Interest income

For the three months ended December 31, 2011, total interest income decreased to $0.1 million from $0.2 million for the corresponding period of the preceding fiscal year.

Income taxes

For the three months ended December 31, 2011, income tax benefit amounted to $1.3 million compared to income tax expense of $1.2 million for the corresponding period of the preceding fiscal year. The effective tax rate was minus 6.97%, for the three months ended December 31, 2011, compared to 45.43% for the corresponding period of the preceding fiscal year. The effective tax rate for the three months ended December 31, 2011 is affected by a number of elements, the most important being the tax benefit arising from a financing structure of $4.2 million, the reversal of a valuation allowance of $1.9 million, the unrecognized tax benefits reversal of $1.7 million and the difference with foreign tax rates of $1.2 million. The effective tax rate for the three months ended December 31, 2010, is affected by a number of elements, the most important being the establishment of a valuation allowance of $5.0 million mainly against our net deferred tax assets generated in the U.S. If, in future periods, the deferred tax assets are determined by management to be more likely than not to be realized, the tax benefits relating to the reversal of the valuation allowance will be recorded.

The difference between our effective tax rate and the statutory income tax rate is summarized as follows:

	Three months ended December 31,
(in millions of US dollars)	2011		2010
	%	$	%	$
Combined statutory rate applied to pre-tax income (loss)	35.00	6.64	35.00	0.9
Increase (decrease) in taxes resulting from:
Change in promulgated rates	0.15	0.0	(1.24)	(0.0)
Difference with foreign tax rates	(6.59)	(1.2)	(44.73)	(1.2)
Change in valuation allowance	(10.10)	(1.9)	190.42	5.0
Tax benefit arising from a financing structure	(22.39)	(4.2)	(139.96)	(3.7)
Non-deductible items	2.55	0.5	15.23	0.4
Unrecognized tax benefits reversal	(9.28)	(1.7)	—	—
Investment tax credits	—	—	(8.95)	(0.2)
State taxes	3.43	0.7	3.55	0.1
Other	0.26	0.0	(3.89)	(0.1)

	(6.97)	(1.3)	45.43	1.2

Balance sheets as of December 31, 2011, and September 30, 2011

The following table summarizes balance sheet information as of December 31, 2011, compared to September 30, 2011.

(in millions of U.S. dollars)	December 31, 2011	September 30, 2011	Change
	$	$	$	%
Cash and cash equivalents	132.0	126.5	5.5	4.3
Current assets	286.6	272.3	14.3	5.2
Total assets	1,385.7	1,257.9	127.8	10.2
Current liabilities	205.5	177.7	27.8	15.7
Long-term debt	966.1	968.4	(2.3)	(0.2)
Total liabilities	1,399.8	1,285.2	114.6	8.9
Shareholders’ deficit	(14.1)	(27.4)	13.3	48.5
Working capital	81.1	94.7	(13.6)	(14.3)

Working capital decreased by $13.6 million (14.3%) to $81.1 million as of December 31, 2011, from $94.7 million as of September 30, 2011.

Total assets increased $127.8 million (10.2%) to $1,385.7 million as of December 31, 2011, from $1,257.9 million as of September 30, 2011, primarily as a result of the acquisition Rectiv, which resulted in the recognition of an intangible asset of $139.2 million.

Long-term debt decreased $2.3 million (0.2%) to $966.1 million as of December 31, 2011, from $968.4 million as of September 30, 2011 as a result of senior secured debt repayments.

Liquidity and Capital Resources

Cash requirements

As of December 31, 2011, working capital was approximately $81.1 million and $94.7 million as of September 30, 2011. Cash generated from operations, is used to fund working capital, capital expenditures, milestone payments, debt service and business development activities. We regularly review product and other acquisition opportunities and may therefore require additional debt or equity financing in order to pursue these opportunities. We cannot be certain that such additional financing, if required, will be available on acceptable terms, or at all.

The aggregate equity purchase price of $589.6 million plus acquisition costs (including related fees and expenses) for the Eurand Acquisition were funded by cash equity contributions amounting to $140.0 million from affiliates of TPG Capital L.P. and certain co-investors, the proceeds from the Senior Secured Term Loan Facility (as defined below) under our amended and restated credit agreement and related security and other agreements and cash on hand from Axcan and Eurand. The amended and restated credit agreement and related security and other agreements is composed of (i) a senior secured revolving credit facility in an aggregate principal amount of $147.0 million (the “Senior Secured Revolving Credit Facility”) and (ii) a $750.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility” and, together with the Senior Secured Revolving Credit Facility, the “Amended and Restated Senior Secured Credit Facilities”). We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the Eurand Acquisition.

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

Contractual obligations and other commitments

The following table summarizes our significant contractual obligations as of December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future years.

(in millions of U.S. dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$	$	$	$	$
Long-term debt	979.4	8.8	15.6	250.0	705.0
Other long-term liabilities	16.6	—	—	16.6	—
Capital and operating leases	8.5	2.9	3.4	1.9	0.3
Other commitments	2.4	1.9	0.5	—	—
Interest on long-term debt	361.6	65.9	152.3	126.2	17.2

	1,368.5	79.5	171.8	394.7	722.5

Purchase orders for raw materials, finished goods and other goods and services are not included in the above table. Management is not able to accurately determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for the purchase of goods or services are only included in other commitments where there exist agreements that are legally binding and enforceable on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are fulfilled by our vendors within relatively short timetables. We do not have significant agreements for the purchase of raw materials or finished goods specifying minimum quantities or set prices that exceed our short-term expected requirements. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. As milestone payments are primarily contingent upon successfully achieving clinical milestones, on receiving regulatory approval for products under development or on achieving certain net sales targets, they do not have defined maturities and therefore are not included in the above table.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of goods or services, or, for some obligations, changes to agreed-upon amounts.

As of December 31, 2011, we had unrecognized tax benefits of $5.7 million ($14.8 million as of September 30, 2011). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our unrecognized tax benefits with respect to our uncertain tax positions has been excluded from the above contractual obligations table.

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

We borrowed $500.0 million of the amount available under the Senior Secured Term Loan Facility at the closing of the acquisition. The Senior Secured Revolving Credit Facility remained undrawn at the closing of the acquisition. A portion of the proceeds of the equity and debt financings, together with cash on hand of Aptalis and Eurand, were used to repay the outstanding term loan portion amounting to $125.7 million of our existing senior secured credit facilities and to pay related fees and expenses. Following the repayment, all unamortized deferred financing fees of $2.7 million and original issuance discount of $3.2 million related to the term loan were written off and included in loss on extinguishment of debt during the three months ended March 31, 2011. The remaining amount of $250.0 million of the Senior Secured Term Loan Facility was drawn on March 15, 2011 to redeem our existing 9.25% senior secured notes due 2015.

On February 25, 2008, we issued $228.0 million aggregate principal amount of its 9.25% senior secured notes (the “Senior Secured Notes”) due March 1, 2015. The Senior Secured Notes were priced at $0.98737 with a 10% yield to March 1, 2015. On March 15, 2011, $250.0 million of the Senior Secured Term Loan Facility was used to redeem 100% of our Senior Secured Notes at a redemption price of 106.938%. The aggregate redemption amount consisted of $228.0 million in aggregate principal amount, $0.8 million accrued interest and $15.8 million of redemption premium which is included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations. Following the redemption all unamortized deferred financing fees of $5.0 million and original issuance discount of $1.7 million related to these notes were written off and included in during the three months ended March 31, 2011.

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

As of December 31, 2011, $750.0 million of term loans had been issued and no amounts are currently drawn against the Senior Secured Revolving Credit Facility. The term loans were priced at $0.995 with a yield to maturity of 5.6% before the effect of the interest rate swaps. We use interest rate swaps as part of our interest rate risk management strategy to add stability to interest expense and to manage our exposure to interest rate movements. On April 4, 2011, we entered into two separate pay-fixed, receive-floating interest rate swap agreements with an effective date of June 30, 2011 effectively converting a portion of the variable rate debt under our Amended and Restated Senior Secured Credit Facilities to fixed rate debt. The first swap has a notional amount of $331.0 million amortizing to $84 million by its maturity in December 2015. The second swap has a notional amount of $219 million and matures in December 2016. These swaps were designated as cash flow hedges of interest rate risk. The interest rate swaps will effectively fix our interest payments on the hedged debt at 2.386% for the first swap and 3.18% for the second swap, respectively, inclusive of a LIBOR floor of 1.5%, plus the appropriate margin on each debt interest period, which is currently 4%. As of December 31, 2011, we had two interest rate swaps with a combined notional amount of $550.0 million that were designated as cash flow hedges of interest rate risk. The weighted average fixed interest rate on these swaps is 2.7%. We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. If we had breached this provision, we could have been required to settle our obligations under the agreements at their termination value. As of December 31, 2011, the termination value of derivatives in a net liability position including accrued interest and excluding any adjustment for nonperformance risk, related to these agreements was $18.4 million and we have not posted any collateral related to these agreements.

The credit agreement governing the Amended and Restated Senior Secured Credit Facilities requires us to meet certain financial covenants, beginning the third quarter of the fiscal year ending September 30, 2011. The maintenance of these financial covenants is solely with respect to the Senior Secured Revolving Credit Facility. These covenants were met as of December 31, 2011. The credit agreement governing the Amended and Restated Senior Secured Credit Facility requires us to prepay outstanding term loans contingent upon the occurrence of events, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the credit agreement governing the Amended and Restated Senior Secured Credit Facilities, (2) commencing with the fiscal year ended September 30, 2012, 50% (which percentage will be reduced if the senior secured leverage ratio is less than a specified ratio) of the annual excess cash flow (as defined in the credit agreement governing the Senior Secured Term Loan Facility) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property (including casualty events) by us or by our subsidiaries, subject to reinvestments rights and certain other exceptions.

Pursuant to the annual excess cash flow requirements of our credit agreement in effect prior to the Amended and Restated Senior Secured Credit Facilities, we were required to prepay $13.2 million of outstanding term loans in the first quarter of fiscal year 2011. We were not required to make prepayments in the first quarter of fiscal year 2012.

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

Related party transactions

As of December 31, 2011, we had a note receivable from our parent company of $78.2 million ($78.2 million as of September 30, 2011). The note receivable has been recorded in the shareholders’ deficit section of the consolidated balance sheet. We earned interest income on the note of $1.2 million (net of taxes of $0.6 million) and $2.0 million (net of taxes of $1.1 million) during the three months ended December 31, 2011 and December 31, 2010 respectively. The related interest receivable from our parent company is $38.6 million as of December 31, 2011, ($36.8 million as of September 30, 2011) has been recorded in the shareholder’s deficit section of the consolidated balance sheet. This amount was subject to a full provision which was also recorded in the statement of shareholders’ equity. As of December 31, 2011, we have also an account receivable from our parent company of $0.7 million ($0.7 million as of September 30, 2011).

Pursuant to the terms of a management fee arrangement with a controlling shareholding company, we recorded charges of $1.4 million during the three months ended December 31, 2011 ($0.8 million for the three months ended December 31, 2010). As of December 31, 2011, we accrued fees payable to a controlling shareholding company of $1.3 million ($1.4 million as of September 30, 2011).

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

Cash flows

Our cash flows from operating, investing and financing activities for the three months ended December 31, 2011 and 2010 as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended December 31,
(in millions of U.S. dollars)	2011	2010	Change

	$	$	$
Net cash provided by operating activities	13.2	3.7	9.5
Net cash used in investing activities	(4.3)	(1.1)	(3.2)
Net cash used in financing activities	(2.7)	(13.2)	10.5

Cash flows provided by operating activities increased by $9.5 million to $13.2 million from $3.7 million for the three months ended December 31, 2011 and 2010 respectively. The increase in net cash provided by operating activities is mainly due to the inclusion of legacy Eurand’s business net of integration savings in the post-acquisition period as well as expenditures of $6.1 million related to the Mpex Development Agreement.

Cash flows used in investing activities increased by $3.2 million to $4.3 million from $1.1 million for the three months ended December 31, 2011 and 2010 respectively. The increase in cash flows used by investing activities is mainly due to the acquisition of property plant and equipment as a result of ongoing integration efforts.

Cash flows used in financing activities decreased by $10.5 million to $2.7 million of cash from $13.2 million for the three months ended December 31, 2011 and 2010 respectively as a result of not having been required to make excess cash flow pre-payments under the Amended and Restated Senior Secured Credit Facilities in the three months ended December 31, 2011.

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

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements and also affect the recognized amounts of revenues and expenses during the fiscal year. Estimates are used when accounting for amounts recorded in connection with acquisitions, including fair value determinations of assets and liabilities. Other significant estimates and assumptions made by management include those related to the charges to be recorded in conjunction with ceasing of distributing ULTRASE MT and VIOKASE, allowances for accounts receivable, inventories, reserves for product returns, rebates, chargebacks and DSA fees, the classification of intangible assets between finite life and indefinite life, the useful lives of long-lived assets, the expected cash flows used in evaluating long-lived assets, goodwill and investments for impairment, stock based compensation costs, pending legal settlements and the establishment of provisions for income taxes including the realizability of deferred tax assets. The estimates are made using the historical information and various other relevant factors available to management. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in regulations governing the manner in which we sell our products, changes in the healthcare environment, foreign exchange and managed care and managed Medicaid consumption patterns.

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

The following table summarizes the activity in the accounts related to revenue reductions:

(in millions of U.S. dollars)	Product returns	Medicaid and other government programs	Contract rebates	Charge- backs	DSA fees, discounts and other	Reserves related to the unapproved PEPs event	Total
	$	$	$	$	$	$	$
Balance as of September 30, 2011	20.6	30.9	6.5	3.0	3.6	3.1	67.7
Provisions	1.7	11.3	5.3	8.1	5.5	—	31.9
Settlements	(1.5)	(15.1)	(1.6)	(7.9)	(5.0)	(0.3)	(31.4)

Balance as of December 31, 2011	20.8	27.1	10.2	3.2	4.1	2.8	68.2

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

The accrued liabilities include reserves of $20.8 million as of December 31, 2011, ($20.6 million as of September 30, 2011) for estimated product returns, excluding the additional provision related to the unapproved PEPs event. During the three-month period ended December 31, 2011, we recorded a reversal of our product returns reserve of $3 million, which is included in the provision of $1.7 million noted above as a result of a change in estimates.

As of December 31, 2011, the product returns reserve related to the unapproved PEPs event amounted to $2.8 million which represents primarily management’s current estimate of the balance of ULTRASE MT and VIOKASE inventory in the distribution channel. Due to the subjectivity of this estimate, we prepared various sensitivity analyses to ensure our final estimate is within a reasonable range. A change in assumptions that resulted in a 10% change in the quantity of ULTRASE MT and VIOKASE inventory in the distribution channel would have resulted in a change in the return reserve of approximately $0.3 million.

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

Amounts payable to managed care organizations and state Medicaid programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product. As it can take up to six months for information to reach us on actual usage of our products in managed care and Medicaid programs and on the total discounts to be reimbursed, we maintain reserves for amounts payable under these programs relating to sold products. We estimate the level of inventory in the distribution channels based on inventory data provided by wholesalers, retail surveys and third-party prescription data.

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

Accrued liabilities include reserves of $27.1 million as of December 31, 2011 ($30.9 million as of September 30, 2011) for estimated for Medicaid and other government programs, $11.3 million ($6.5 million as of September 30, 2011) for estimated contract rebates and $3.2 million ($3.0 million as of September 30, 2011) for charge-backs.

If the levels of chargebacks, fees pursuant to DSAs, managed care, Medicaid, Managed Medicaid and other government rebates, our portion of the Medicare coverage gap, product returns and discounts fluctuate significantly and/or if our estimates do not adequately reserve for these reductions of net product revenues, our reported revenue could be negatively affected.

Intangible assets and goodwill

Intangible assets with a finite life are amortized over their estimated useful lives mainly according to the straight-line method over periods varying from 5 to 20 years. The straight-line method of amortization is used because it reflects, in the opinion of management, the pattern in which the intangible assets with a finite life are used. In determining the useful life of intangible assets, we consider many factors including the intention of management to support the asset on a long-term basis by maintaining the level of expenditure necessary to support the asset, the use of the asset, the existence and expiration date of a patent, the existence of a generic version of, or competitor to, the product and any legal or regulatory provisions that could limit the use of the asset.

During three month ended December 31, 2011, we learned that a generic competitor to Delursan was being assessed by AFSSAPS (Agence francaise de securite sanitaire des produits de santé). Management considered the possible impact of a generic entrant in the market on Delursan’s future revenues. On reassessment, we reduced the remaining estimated useful life of the Delursan intangible asset to 5 years. As a result, an additional amortization expense of $1.6 million was recorded in the three months ended December 31, 2011.

The following table summarizes the changes to the carrying value of the intangible assets and goodwill from September 30, 2011 to December 31, 2011:

	Intangible assets	Goodwill
	$	$
Balance as of September 30, 2011	690.9	179.8
Other additions	139.2	—
Depreciation and amortization	(17.9)	—
Foreign exchange translation adjustments	(4.0)	(1.2)

Balance as of December 31, 2011	808.2	178.6

Research and development expenses

Research and development expenses are charged to operations in the period they are incurred. The costs of intangibles that are purchased from others in an asset acquisition for a particular research and development project that have no alternative future use are expensed at the time of acquisition.

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

Changes in accounting standards

See Note 2 to our Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q for a description of recently issued accounting standards, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 1A of Part I and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. As of December 31, 2011, our exposure to market risk has not changed materially since September 30, 2011.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal period ended September 30, 2011.

Item 6.	Exhibits.

Exhibit No.	Exhibit

10.30	Commercialization and License Agreement entered into as of December 28, 2011 by and among Strakan International S.ÀR.L, ProStrakan Inc. and Aptalis Pharma US, Inc.*

10.31	Supply Agreement entered into as of December 28, 2011 by and among Strakan International S.ÀR.L. and Aptalis Pharma US, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTALIS PHARMA INC.

Date: February 10, 2012	BY:	/s/ Steve Gannon
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.30	Commercialization and License Agreement entered into as of December 28, 2011 by and among Strakan International S.ÀR.L., ProStrakan Inc. and Aptalis Pharma US, Inc.*

10.31	Supply Agreement entered into as of December 28, 2011 by and among Strakan International S.ÀR.L. and Aptalis Pharma US, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Securities and Exchange Commission.