Form 10-Q/A
period 2011-12-31
Aptalis Pharma Inc
filed 2012-04-27
CIK 1444570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of April 27, 2012, there were 100 shares of common stock of the registrant outstanding, all of which were owned by Aptalis MidHoldings Inc.

EXPLANATORY NOTE

This Amendment No. 1 to Aptalis Pharma Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended December 31, 2011 (the “Form 10-Q”) is being filed for the sole purpose of re-filing Exhibit 10.30. No other changes have been made to the Form 10-Q.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Exhibit

10.30	Commercialization and License Agreement entered into as of December 28, 2011 by and among Strakan, ProStrakan Inc. and Aptalis Pharma US, Inc.*

10.31	Supply Agreement entered into as of December 28, 2011 by and among Strakan International S.ÀR.L. and Aptalis Pharma US, Inc.*[1]

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Securities and Exchange Commission.

[1]	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 10, 2012 (File No. 333-153896).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTALIS PHARMA INC.

Date: April 27, 2012	BY:	/s/ Steve Gannon
Steve Gannon
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.30	Commercialization and License Agreement entered into as of December 28, 2011 by and among Strakan, ProStrakan Inc. and Aptalis Pharma US, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Securities and Exchange Commission.